Form 10-Q
period 2018-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2018-06-11
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 001-38432
Wyndham Hotels & Resorts, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3356232
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Sylvan Way	07054
Parsippany, New Jersey	(Zip Code)
(Address of Principal Executive Offices)
(973) 753-6000
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
99,501,593 shares of common stock outstanding as of June 1, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed combined balance sheet of Wyndham Hotels & Resorts businesses (the “Company”), consisting of the entities holding substantially all of the assets and liabilities of the Wyndham Worldwide Hotel Group business used in managing and operating the hotel businesses of Wyndham Worldwide Corporation as further discussed in Note 1 to the condensed combined financial statements, as of March 31, 2018, the related condensed combined statements of income, comprehensive income, parent’s net investment, and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined balance sheet of the Company as of December 31, 2017, and the related combined statements of income, comprehensive income, parent’s net investment, and cash flows for the year then ended prior to retrospective adjustment for a change in the Company’s method of accounting for revenue from contracts with customers under Financial Accounting Standards Board Accounting Standards Codification 606, Revenues from Contracts with Customers (not presented herein); and in our report dated March 13, 2018, we expressed an unqualified opinion on those combined financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2017, combined balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued combined balance sheet in deriving the accompanying retrospectively adjusted condensed combined balance sheet as of December 31, 2017.
Basis for Review Results
The interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
June 11, 2018

WYNDHAM HOTELS & RESORTS BUSINESSES
CONDENSED COMBINED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenues
Royalties and franchise fees	$82	$75
Marketing, reservation and loyalty	84	77
Hotel management	30	29
License and other revenues from Parent	17	16
Cost reimbursements	66	66
Other	23	26
Net revenues	302	289
Expenses
Marketing, reservation and loyalty	84	81
Operating	41	44
General and administrative	22	22
Cost reimbursements	66	66
Depreciation and amortization	19	18
Separation-related	12	—
Transaction-related	2	—
Restructuring	—	1
Total expenses	246	232
Operating income	56	57
Interest expense, net	1	2
Income before income taxes	55	55
Provision for income taxes	16	22
Net income	$39	$33

See Notes to Condensed Combined Financial Statements.

WYNDHAM HOTELS & RESORTS BUSINESSES
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$39	$33
Other comprehensive income, net of tax
Foreign currency translation adjustments	1	—
Other comprehensive income net of tax	1	—
Comprehensive income	$40	$33

See Notes to Condensed Combined Financial Statements.

WYNDHAM HOTELS & RESORTS BUSINESSES
CONDENSED COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$71	$57
Trade receivables, net	205	194
Prepaid expenses	40	29
Other current assets	63	54
Total current assets	379	334
Property and equipment, net	251	250
Goodwill	421	423
Trademarks, net	692	692
Franchise agreements and other intangibles, net	246	251
Other non-current assets	173	187
Total assets	$2,162	$2,137
Liabilities and net investment
Current liabilities:
Current portion of debt due to Parent	$116	$103
Accounts payable	36	38
Deferred income	83	84
Accrued expenses and other current liabilities	192	186
Total current liabilities	427	411
Debt due to Parent	81	81
Deferred income taxes	175	173
Deferred income	159	164
Other non-current liabilities	47	46
Total liabilities	889	875
Commitments and contingencies (Note 8)
Net investment:
Parent’s net investment	1,267	1,257
Accumulated other comprehensive income	6	5
Total net investment	1,273	1,262
Total liabilities and net investment	$2,162	$2,137

See Notes to Condensed Combined Financial Statements.

WYNDHAM HOTELS & RESORTS BUSINESSES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net income	$39	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	18
Deferred income taxes	2	9
Net change in assets and liabilities:
Trade receivables	(14)	(13)
Prepaid expenses	(13)	(2)
Other current assets	(13)	(5)
Accounts payable, accrued expenses and other current liabilities	4	(12)
Deferred income	(5)	(5)
Proceeds from/(payments of) development advance notes, net	5	(1)
Other, net	(8)	1
Net cash provided by operating activities	16	23
Investing Activities
Property and equipment additions	(14)	(5)
Insurance proceeds	14	—
Net cash used in investing activities	—	(5)
Financing Activities
Net transfer to Parent	(14)	(20)
Proceeds from borrowings from Parent	13	6
Net cash used in financing activities	(1)	(14)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net increase in cash, cash equivalents and restricted cash	14	4
Cash, cash equivalents and restricted cash, beginning of period	59	30
Cash, cash equivalents and restricted cash, end of period	$73	$34

See Notes to Condensed Combined Financial Statements.

WYNDHAM HOTELS & RESORTS BUSINESSES
CONDENSED COMBINED STATEMENTS OF PARENT’S NET INVESTMENT
(In millions)
(Unaudited)

Parent’s Net Investment
Balance as of December 31, 2017	$1,257
Net income	39
Net transfers to Parent	(14)
Cumulative effect of change in accounting standard	(15)
Balance as of March 31, 2018	$1,267

Parent’s Net Investment
Balance as of December 31, 2016	$1,085
Net income	33
Net transfers to Parent	(20)
Balance as of March 31, 2017	$1,098

See Notes to Condensed Combined Financial Statements.

WYNDHAM HOTELS & RESORTS BUSINESSES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation
Wyndham Hotels & Resorts Businesses (“Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in more than 80 countries around the world. Prior to May 31, 2018, the Company was wholly owned by Wyndham Worldwide Corporation (‘‘Wyndham Worldwide’’ and, collectively with its consolidated subsidiaries, ‘‘Parent’’).
In May 2018, the Wyndham Worldwide board of directors approved the spin-off of its hotel franchising and management businesses through a pro rata distribution of all of the outstanding shares of Wyndham Hotels & Resorts, Inc. common stock to Wyndham Worldwide stockholders (the “Distribution”). Pursuant to the Distribution, on May 31, 2018, Wyndham Worldwide stockholders received one share of Wyndham Hotels & Hotels, Inc.’s common stock for each share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018. In conjunction with the Distribution, Wyndham Hotels & Resorts, Inc. underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Wyndham Hotels & Resorts Businesses. Also in conjunction with the Distribution, Wyndham Worldwide Corporation was renamed Wyndham Destinations, Inc. (“Wyndham Destinations”). See Note -14 Subsequent Events for further details.
The accompanying Condensed Combined Financial Statements include the accounts and transactions of Wyndham Hotels, as well as the entities in which Wyndham Hotels directly or indirectly has a controlling financial interest. The accompanying Condensed Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Combined Financial Statements.
Wyndham Hotels’ Condensed Combined Financial Statements include certain indirect general and administrative costs allocated to it by Parent for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Wyndham Hotels on the basis of direct usage when identifiable, with the remainder allocated primarily based on its pro-rata share of combined revenues or headcount. Both Wyndham Hotels and Parent consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by Wyndham Hotels during the periods presented.
In presenting the Condensed Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of annual results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Combined Financial Statements should be read in conjunction with the Company’s 2017 Combined Financial Statements included in Amendment No. 1 to Wyndham Hotels & Resorts, Inc.’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on April 19, 2018.
Business Description
Wyndham Hotels operates in the following segments:

•	Hotel franchising — licenses the Company’s lodging brands and provides related services to third-party hotel owners and others.

•	Hotel management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by the Company.
The Condensed Combined Financial Statements presented herein have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Wyndham Worldwide. The Condensed Consolidated Financial Statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest.

When evaluating an entity for consolidation, Wyndham Hotels first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIEs”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Wyndham Hotels determines whether it would be considered the entity’s primary beneficiary. Wyndham Hotels consolidates those VIEs for which it has determined that it is the primary beneficiary. Wyndham Hotels will consolidate an entity not deemed a VIE upon a determination that it has a controlling financial interest. For entities where Wyndham Hotels does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

2.	New Accounting Pronouncements
Recently Issued Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Financial Instruments - Credit Losses. In June 2016, the FASB issued guidance which amends the guidance on measuring credit losses on financial assets held at amortized cost. The guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance will expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on revenue from contracts with customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the statement of financial position. The Company adopted the guidance on January 1, 2018 utilizing the full retrospective transition method.

This adoption primarily affected the accounting for initial fees, upfront costs, marketing and reservation expenses and loyalty revenues. Specifically, under the new guidance, initial fees are recognized ratably over the life of the noncancelable period of the franchise agreement and incremental upfront contract costs are deferred and expensed over the life of the noncancelable period of the franchise agreement. Loyalty revenues are deferred and primarily recognized over the loyalty points’ redemption pattern. Additionally, the Company no longer accrues a liability for future marketing and reservation costs when marketing and reservation revenues earned exceed costs incurred. Marketing and reservation costs incurred in excess of revenues earned continue to be expensed as incurred.

The tables below summarize the impact of the adoption of the new revenue standard on the Company’s Condensed Combined Income Statement:

	Year Ended December 31, 2017
Net revenues	Previously Reported Balance	New Revenue Standard Adjustment		Adjusted Balance
Royalties and franchise fees	$375	$(11)		$364
Marketing, reservation and loyalty	407	(36)		371
Other	118	(20)		98
Net revenues	1,347	(67)		1,280

Expenses
Marketing, reservation and loyalty	406	(33)		373
Operating	205	(22)		183
Total expenses	1,086	(55)		1,031

Income/(loss) before income taxes	255	(12)	*	243
Provision for income taxes	12	1	*	13
Net income/(loss)	243	(13)		230

*
The income tax provision consists of (i) a $4 million deferred tax provision resulting from a reduction in deferred tax assets recorded in connection with the retrospective adoption of the new revenue standard and the impact of the lower U.S. corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act and (ii) $3 million dollar tax benefit related to the $12 million loss before income taxes.

The table below summarizes the impact of the adoption of the new revenue standard on the Company’s Condensed Combined Balance Sheet:

	At December 31, 2017
Assets	Previously Reported Balance	New Revenue Standard Adjustment	Adjusted Balance
Other current assets	$50	$4	$54
Total current assets	330	4	334
Other non-current assets	176	11	187
Total assets	2,122	15	2,137

Liabilities and net investment
Deferred income	79	5	84
Total current liabilities	406	5	411
Deferred income taxes	181	(8)	173
Deferred income	76	88	164
Other non-current liabilities	78	(32)	46
Total liabilities	822	53	875
Parent’s net investment	1,295	(38)	1,257
Total liabilities and net investment	2,122	15	2,137
In addition, the cumulative impact to the Company’s Parent’s net investment at January 1, 2016, was a decrease of $29 million.
Intra-Entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued guidance which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance requires the modified retrospective approach and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, which resulted in a cumulative-effect benefit to retained earnings of $15 million.
Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or of assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Combined Financial Statements and related disclosures.
Compensation - Stock Compensation. In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Combined Financial Statements and related disclosures.
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required. The impact of this new guidance resulted in payments of, and proceeds from, development advance notes being recorded within operating activities on its Condensed Combined Statements of Cash Flows.
Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, using a retrospective transition method. The impact of this guidance resulted in escrow deposits and restricted cash being included with cash, cash equivalents and restricted cash on the Condensed Combined Statements of Cash Flows.

As of March 31, 2018, total cash, cash equivalents and restricted cash was $73 million, comprised of $71 million of cash and cash equivalents and $2 million of restricted cash, which is included within other current assets on the Condensed Combined Balance Sheet. As of December 31, 2017, total cash, cash equivalents and restricted cash was $59 million, comprised of $57 million of cash and cash equivalents and $2 million of restricted cash, which is included within other current assets on the Condensed Combined Balance Sheet.

3.	Revenue Recognition
The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. The Company recognizes royalty fee revenues as and when the underlying sales occur. The Company also receives non-refundable initial franchise fees, which are recognized as revenues over the initial non-cancellable period of the franchise agreement, commencing when all material services or conditions have been substantially performed. This occurs when a franchised hotel opens for business or when a franchise agreement is terminated after it has been determined that the franchised hotel will not open.

The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized reservation system, e-commerce channels such as the Company’s brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. Marketing and reservation fees are recognized as revenue when the underlying sales occur. Although the Company is generally contractually obligated to spend the marketing and reservation fees it collects from franchisees in accordance with the franchise agreements, marketing and reservations costs are expensed as incurred.

The Company earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel. These revenues are derived from a fee the Company charges a franchised or managed hotel based upon a percentage of room revenues generated from a Wyndham Rewards member’s stay. These fees are to reimburse the Company for expenses associated with member redemptions and activities that are related to the administering and marketing of the program. Revenues related to the loyalty program represent variable consideration and are recognized net of redemptions over time based upon loyalty point redemption patterns, which include an estimate of loyalty points that will expire or will never be redeemed.

The Company earns revenue from its Wyndham Rewards co-branded credit card program, which is primarily generated by cardholder spending and the enrollment of new cardholders. The advance payments received under the program are recognized as a contract liability. The program primarily contains two performance obligations: (i) brand performance services, for which revenue is recognized over the contract term on a straight-line basis, and (ii) issuance and redemption of loyalty points, for which revenue is recognized over time based upon the redemption patterns of the loyalty points earned under the program, including an estimate of loyalty points that will expire or will never be redeemed.

The Company provides management services for hotels under management contracts, which offer hotel owners all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. The base fees are recognized when the underlying sales occur and the management services are performed. Incentive fees are recognized when determinable, which is when the Company has met hotel operating performance metrics and the Company has determined that a significant reversal of revenues recognized will not occur.

The Company also recognizes license and other revenues from Wyndham Worldwide for use of the “Wyndham” trademark and certain other trademarks.

The Company also recognizes reimbursable payroll costs for operational employees at certain of the Company’s managed hotels as revenue. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses.

In addition, the Company earns revenues from its two owned hotels, which consist primarily of (i) gross room rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues are recognized upon the completion of services.

Contract Liabilities

Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Contract liabilities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred initial franchise fee revenue	$98	$98
Deferred loyalty program revenue	53	54
Deferred co-branded credit card programs revenue	27	37
Deferred hotel management fee revenue	21	19
Deferred other revenue	7	8
Total	$206	$216

Deferred initial franchise fees represent payments received in advance from prospective franchisees upon the signing of a franchise agreement and are generally recognized to revenue within 12 years. Deferred loyalty revenues represent the portion of loyalty program fees charged to franchisees, net of redemption costs, that have been deferred and will be recognized over time based upon loyalty point redemption patterns. Deferred co-branded credit card program revenue represents payments received in advance from the Company’s co-branded credit card partners primarily for card member activity, which is typically recognized within one year.

Capitalized Contract Costs

The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. As of March 31, 2018 and December 31, 2017, capitalized contract costs were $25 million and $26 million, respectively.

Practical Expedients

The Company has not adjusted the consideration for the effects of a significant financing component if it expects, at contract inception, that the period between when the Company satisfied the performance obligation and when the customer paid for that good or service was one year or less.

For contracts with customers that were modified before the beginning of the earliest reporting period presented, the Company did not retrospectively restate the revenue associated with the contract for those modifications. Instead, it reflected the aggregate effect of all prior modifications in determining (i) the performance obligations and transaction prices and (ii) the allocation of such transaction prices to the performance obligations.

Performance Obligations

A performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the twelve-month periods set forth below:

	4/1/2018- 3/31/2019	4/1/2019- 3/31/2020	4/1/2020- 3/31/2021	Thereafter	Total
Initial franchise fee revenue	$11	$10	$8	$69	$98
Loyalty program revenue	34	13	5	1	53
Co-branded credit card programs revenue	22	3	2	—	27
Hotel management fee revenue	1	—	—	20	21
Other revenue	1	1	1	4	7
Total	$69	$27	$16	$94	$206

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended
	March 31,
	2018	2017
Hotel Franchising
Royalties and franchise fees	$79	$73
Marketing, reservation and loyalty	84	77
License and other revenues from Parent	17	16
Other	23	25
Total Hotel Franchising	203	191

Hotel Management
Owned	23	23
Managed	7	7
Royalties and franchise fees	3	2
Cost reimbursements	66	66
Total Hotel Management	99	98

Net Revenues	$302	$289

4.	Franchising, Marketing and Reservation Activities
Royalties and franchise fee revenues on the Condensed Combined Statements of Income include initial franchise fees of $3 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.
In accordance with the franchise agreements, generally Wyndham Hotels is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, Wyndham Hotels is required to provide certain services to its franchisees, including technology and purchasing programs.
Wyndham Hotels may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was not significant during the three months ended March 31, 2018 and 2017. Development advance notes recorded on the Condensed Combined Balance Sheets amounted to $60 million and $64 million as of March 31, 2018 and December 31, 2017, respectively, and are classified within other non-current assets on the Condensed Combined Balance Sheets. During the three months ended March 31, 2018 and 2017, Wyndham Hotels recorded $1 million and $2 million, respectively, related to the forgiveness of these notes. Such amounts are recorded as a reduction of franchise fees on the Condensed Combined Statements of Income. Wyndham Hotels recorded less than $1 million during both the three months ended March 31, 2018 and 2017 of bad debt expenses related to development advance notes. Such expenses were reported within operating expenses on the Condensed Combined Statements of Income. Wyndham Hotels received $8 million and $2 million of proceeds from development advance notes during the three months ended March 31, 2018 and 2017, respectively, and issued $3 million of development advance notes during both the three months ended March 31, 2018 and 2017. These amounts are reflected net in operating activities on the Condensed Combined Statements of Cash Flows.

5.	Intangible Assets
Intangible assets consisted of:

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$421			$423
Trademarks	$683			$683
Amortized Intangible Assets:
Franchise agreements	$635	$416	$219	$640	$417	$223
Management agreements	33	9	24	33	8	25
Trademarks	10	1	9	10	1	9
Other	6	3	3	6	3	3
	$684	$429	$255	$689	$429	$260

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2017	Adjustments to Goodwill	Balance as of March 31, 2018

Hotel Franchising	$385	$(2)	$383
Hotel Management	38	—	38
Total	$423	$(2)	$421

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended
	March 31,
	2018	2017
Franchise agreements	$4	$4
Management agreements	1	1
Total *	$5	$5

*    Included as a component of depreciation and amortization on the Condensed Combined Statements of Income.

6.	Income Taxes
The Company is part of a consolidated U.S. federal income tax return with Wyndham Worldwide and other subsidiaries that are not included in its Condensed Combined Financial Statements. Income taxes as presented in the Company’s Condensed Combined Financial Statements present current and deferred income taxes of the consolidated federal tax filing attributed to the Company using the separate return method. The separate return method applies the accounting guidance for income taxes to the financial statements as if the Company were a separate taxpayer. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2009. During the three months ended March 31, 2018 and 2017, Wyndham Worldwide paid $11 million of federal and state income tax liabilities related to the Company, which is reflected in its Condensed Combined Financial Statements as an increase to Parent’s net investment. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $2 million during the three months ended March 31, 2018 and 2017.

The Company’s effective tax rates were 29.1% and 40.0% during the three months ended March 31, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

During the three months ended March 31, 2018, the Company did not record any additional measurement-period adjustments related to the impact from the U.S. Tax Cuts and Jobs Act recorded in 2017, since none of the Company’s estimates have changed from year-end. However, the Company is continuing to gather additional information to complete its accounting no later than December 31, 2018.

7.	Fair Value
Wyndham Hotels measures its financial assets and liabilities at fair value on a recurring basis and utilizes the fair value hierarchy to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1: Quoted prices for identical instruments in active markets.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable.
Level 3: Unobservable inputs used when little or no market data is available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input (closest to Level 3) that is significant to the fair value measurement. Wyndham Hotels’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. In addition, the carrying value of the Debt due to Parent approximated fair value at March 31, 2018 and December 31, 2017.
Financial Instruments
Changes in interest rates and foreign exchange rates expose Wyndham Hotels to market risk. Wyndham Hotels also uses cash flow hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, Wyndham Hotels only enters into transactions that it believes will be highly effective at offsetting the underlying risk, and it does not use derivatives for trading or speculative purposes.
Foreign Currency Risk
Wyndham Hotels has foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Australian Dollar. Wyndham Hotels uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties, and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains and losses recognized in income were not material for the three months ended March 31, 2018 and 2017.
Credit Risk and Exposure
Wyndham Hotels is exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. Wyndham Hotels manages such risk by evaluating the financial position and creditworthiness of such counterparties and often by requiring collateral in instances in which financing is provided. Wyndham Hotels mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.
As of March 31, 2018, Wyndham Hotels had $46 million of management guarantee receivables related to hotel management agreements that provide the hotel owners with a guarantee of a certain level of profitability based upon various metrics. The collectability of these receivables is contingent on the future profitability of the managed hotels subject to the management agreements. See Note 8 - Commitments and Contingencies for further detail.

8.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business.

Litigation
Wyndham Hotels is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings.
Wyndham Hotels records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, Wyndham Hotels evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, its ability to make a reasonable estimate of loss. Wyndham Hotels reviews these accruals each reporting period and makes revisions based on changes in facts and circumstances, including changes to its strategy in dealing with these matters.
Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $3 million as of March 31, 2018 and December 31, 2017. For matters not requiring accrual, Wyndham Hotels believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $12 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.
Other Guarantees/Indemnifications

The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from eight to 10 years. As of March 31, 2018, the maximum potential amount of future payments that may be made under these guarantees was $110 million with a combined annual cap of $27 million. These guarantees have a remaining life of approximately five to seven years with a weighted average life of approximately five years.

In connection with such performance guarantees, as of March 31, 2018, the Company maintained a liability of $21 million, of which $16 million was included in other non-current liabilities and $5 million was included in accrued expenses and other current liabilities on its Condensed Combined Balance Sheet. As of March 31, 2018, the Company also had a corresponding $11 million asset related to these guarantees, of which $10 million was included in other non-current assets and $1 million was included in other current assets on its Condensed Combined Balance Sheet. As of December 31, 2017, the Company maintained a liability of $23 million, of which $16 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Combined Balance Sheet. As of

December 31, 2017, the Company also had a corresponding $12 million asset related to the guarantees, of which $1 million was included in other non-current assets and $11 million was included in other current assets on its Condensed Combined Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $46 million as of March 31, 2018, of which $43 million was included in other non-current assets and $3 million was included in other current assets on its Condensed Combined Balance Sheet. As of December 31, 2017, the Company had a receivable of $41 million which was included in other non-current assets on its Condensed Combined Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

La Quinta Acquisition

In January 2018, Wyndham Worldwide entered into an agreement with La Quinta Holdings Inc. (“La Quinta Holdings”) to acquire its hotel franchising and management businesses (“La Quinta”) for $1.95 billion in cash. The acquisition closed in the second quarter of 2018 and La Quinta became a wholly-owned subsidiary of Wyndham Hotels. At the time that Wyndham Worldwide entered into the agreement to purchase La Quinta, it obtained financing commitments of $2.0 billion in the form of a 364-day senior unsecured bridge term loan facility (the ‘‘bridge term loan facility’’) to fund the La Quinta acquisition. For additional information on this transaction please refer to Note 14 - Subsequent Events.

9.	Debt Due to Parent
Wyndham Hotels had $197 million and $184 million of outstanding borrowings from its Parent as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, $67 million of the outstanding borrowings was attributable to an agreement with a subsidiary of Wyndham Worldwide to fund Wyndham Hotels’ acquisition of Fen Hotels in November 2016. The borrowing bears interest at a fixed rate of 6.33% per annum and is payable in a lump sum on December 1, 2026. At March 31, 2018, $14 million of the outstanding borrowings was attributable to an agreement with a subsidiary of Wyndham Worldwide to fund an internal reorganization in December 2017. The borrowing bears interest at a fixed rate of 6.25% per annum and is payable in a lump sum on December 7, 2027. In the event that Wyndham Hotels ceases to be a wholly-owned subsidiary of Wyndham Worldwide, both loans may become payable upon demand. All of the remaining outstanding borrowings from the Parent are short-term and bear interest at LIBOR plus 65 basis points. Wyndham Hotels’ interest expense was $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.

10.	Stock-Based Compensation
Wyndham Worldwide maintains a stock-based compensation plan (the “Stock Plan”) for the benefit of its officers, directors and employees. The following disclosures represent the portion of the Stock Plan activity attributable to Wyndham Hotels employees. All share-based compensation awards granted under the Stock Plan relate to Wyndham Worldwide common stock. As such, all related equity account balances are reflected in Wyndham Worldwide’s Consolidated Statements of Equity and have not been reflected in Wyndham Hotels’ Condensed Combined Financial Statements.
Incentive Equity Awards Granted by Wyndham Worldwide
The activity related to incentive equity awards (in the form of time-vesting restricted stock units (“RSUs”) and performance-vesting restricted stock units (“PSUs”)) granted by Wyndham Worldwide to Wyndham Hotels employees for the three months ended March 31, 2018 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2017	0.3		$79.96	0.1		$81.05
Granted(a)	0.1		115.61	—		—
Vested/exercised	(0.1)		78.55	—		—
Balance as of March 31, 2018	0.3	(b)(c)	$87.63	0.1	(d)	$77.08

(a)	Primarily represents awards granted by Wyndham Worldwide on March 1, 2018.

(b)	Aggregate unrecognized compensation expense related to RSUs was $21 million as of March 31, 2018, which is expected to be recognized over a weighted average period of 2.8 years.

(c)	Approximately 0.3 million RSUs outstanding as of March 31, 2018 are expected to vest over time.

(d)	Maximum aggregate unrecognized compensation expense related to PSUs was $2 million as of March 31, 2018, which is expected to be recognized over a weighted average period of 1.6 years.

Stock-Based Compensation Expense
Under the Stock Plan, Wyndham Worldwide awarded RSUs and PSUs to certain employees. Stock-based compensation expense for these awards amounted to $3 million and $2 million for the three months ended March 31, 2018 and 2017, respectively. In August 2017, in conjunction with the spin-off of Wyndham Worldwide’s hotel franchising and management businesses, the Wyndham Worldwide board of directors approved certain modifications to the incentive equity awards granted by Wyndham Worldwide, which modifications were contingent upon the completion of the spin-off.

11.	Segment Information
The reportable segments presented below represent Wyndham Hotels’ operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, Wyndham Hotels also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “Adjusted EBITDA”, which is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related costs (acquisition-, disposition- or separation-related), stock-based compensation expense, early extinguishment of debt costs and income taxes. Wyndham Hotels believes that Adjusted EBITDA is a useful measure of performance for its industry segments which, when considered with U.S. GAAP measures, Wyndham Hotels believes gives a more complete understanding of its operating performance. Wyndham Hotels’ presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2018		2017
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$203	$86	$191	$78
Hotel Management	99	16	98	9
Total Reportable Segments	302	102	289	87
Corporate and Other *	—	(10)	—	(9)
Total Company	$302	$92	$289	$78

*    Includes the elimination of transactions between segments.

Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net income	$39	$33
Provision for income taxes	16	22
Depreciation and amortization	19	18
Interest expense, net	1	2
Stock-based compensation	3	2
Separation-related	12	—
Transaction-related	2	—
Restructuring	—	1
Adjusted EBITDA	$92	$78

12.	Separation-Related and Transaction-Related Costs

On May 31, 2018, Wyndham Worldwide completed the Distribution, which resulted in Wyndham Worldwide’s operations being held by two separate, publicly traded companies (see Note 1 - Basis of Presentation for further details).

For the three months ended March 31, 2018, the Company incurred $12 million of separation-related costs associated with its spin-off from Wyndham Worldwide. These costs primarily consist of severance and other employee-related costs.

For the three months ended March 31, 2018, the Company incurred $2 million of transaction-related costs consisting primarily of $7 million related to the Company’s planned acquisition of La Quinta, offset by a $5 million reversal of an accrued acquisition-related contingency associated with the Company’s Rio Mar property.

13.	Related Party Transactions

Wyndham Hotels has a number of existing arrangements whereby Parent has provided services to Wyndham Hotels.
Cash Management
Parent uses a centralized cash management process. The majority of Wyndham Hotels’ daily cash receipts are transferred to Parent and Parent funds Wyndham Hotels’ operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Parent were not allocated to Wyndham Hotels for any of the periods presented. Wyndham Hotels reflects transfers of cash between the Company and Parent as a component of Due to Parent, net on its Condensed Combined Balance Sheets.
Net Parent Transfers
The components of net transfers to Parent in the Condensed Combined Statements of Parent’s Net Investment were as follows:

	Three Months Ended March 31,
	2018	2017
Cash pooling and general financing activities	$(44)	$(49)
Indirect general corporate overhead allocations	9	9
Corporate allocations for shared services	7	7
Stock-based compensation allocations	3	2
Income taxes	11	11
Net transfers to Parent	$(14)	$(20)
Debt Due to Parent
Wyndham Hotels had $197 million and $184 million of outstanding borrowings from its Parent as of March 31, 2018 and December 31, 2017, respectively. See Note 9 - Debt Due to Parent for further detail.

Services Provided by Parent
Wyndham Hotels’ combined financial statements include costs for services that its Parent provides to the Company including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During the three months ended March 31, 2018 and 2017, Wyndham Hotels was charged $7 million for such services, which were included in Operating and General and administrative expenses in Wyndham Hotels’ Condensed Combined Statements of Income.
Additionally, Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $9 million of expenses for indirect general corporate overhead from Parent for both the three months ended March 31, 2018 and 2017, which are included in General and administrative expenses within its Condensed Combined Statements of Income.
These allocations may not, however, reflect the expense Wyndham Hotels would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred had Wyndham Hotels been a stand-alone company would depend on a number of factors, including the chosen organizational structure, the functions Wyndham Hotels might have performed itself or outsourced and strategic decisions Wyndham Hotels might have made in areas such as information technology and infrastructure. Following the Distribution, Wyndham Hotels will perform these functions using its own resources or purchased services from either Parent or third parties. For an interim period some of these functions will continue to be provided by Parent under a transition services agreement.
Insurance
Parent provides the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charges the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million for insurance during the three months ended March 31, 2018 and 2017, respectively, which was included in the Condensed Combined Statements of Income.
Defined Contribution Benefit Plans
Parent administers and maintains domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Parent matches the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million during the three months ended March 31, 2018 and 2017.

14.	Subsequent Events
Senior Unsecured Notes Offering
In April 2018, Wyndham Hotels & Resorts, Inc. issued $500 million of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year. Interest is payable semi-annually in arrears on October 15 and April 15 of each year, commencing on October 15, 2018.
The notes were initially guaranteed by the Parent on a senior unsecured basis and, immediately prior to the consummation of the spin-off, Parent’s guarantee of the notes was released. During May 2018, Wyndham Hotels entered into a second supplemental indenture with certain of its wholly owned domestic subsidiaries, pursuant to which they became guarantors of the notes.
Wyndham Hotels replaced a portion of Wyndham Worldwide’s bridge term loan facility with the net cash proceeds of the notes, reducing Parent’s outstanding bridge term loan facility commitments to approximately $1.5 billion. The remainder of the bridge term loan facility was terminated in conjunction with the issuance of the Term Loan described below. Wyndham Worldwide paid $9 million to obtain such financing commitments.

Distribution of Wyndham Hotels Common Stock to Parent Shareholders

In May 2018, the Wyndham Worldwide board of directors approved the Distribution of Wyndham Hotels & Resorts, Inc. common stock to Wyndham Worldwide Corporation stockholders to effect the spin-off of Wyndham Hotels. Wyndham Worldwide’s board of directors set the record date for the Distribution as the close of business on May 18, 2018 and the Distribution occurred on May 31, 2018. Wyndham Worldwide stockholders received one share of Wyndham Hotels & Resorts, Inc. common stock for each share of Wyndham Worldwide common stock they owned as of the record date. Approximately 100 million shares of Wyndham Hotels’ common stock were distributed to Wyndham Worldwide stockholders on May 31, 2018. Wyndham Hotels common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “WH” on June 1, 2018.

In connection with the Distribution, Wyndham Hotels entered into several agreements with Wyndham Destinations (previously known as Wyndham Worldwide) that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, a transition services agreement and a license, development and noncompetition agreement.

These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. These Condensed Combined Financial Statements do not reflect the effect of these new and/or revised agreements.

Stock Repurchase Program

On May 9, 2018, Wyndham Hotels & Resorts, Inc.’s Board of Directors approved a stock repurchase program, which became effective immediately following, and conditional upon, the completion of the Distribution, under which it is authorized to repurchase up to $300 million of its outstanding common stock.

Dividend Declaration

On May 17, 2018, Wyndham Hotels & Resorts, Inc.’s Board of Directors declared, conditional upon the completion of the Distribution, a quarterly cash dividend with respect to its common stock of $0.25 per share, which will be paid on June 29, 2018 to the Company’s stockholders of record as of the close of business on June 15, 2018.

The La Quinta Acquisition

On May 30, 2018, Wyndham Hotels completed its previously announced acquisition of La Quinta’s hotel franchising and hotel management business for $1.95 billion in cash. The addition of La Quinta’s over 900 franchised hotels with a total of nearly 89,000 rooms builds Wyndham Hotels’ midscale presence and expands its reach further into the upper-midscale segment of the lodging industry. In addition, this transaction expands the Company’s number of managed hotel properties from 116 to more than 430.

In conjunction with the acquisition, stockholders of La Quinta Holdings received $16.80 per share in cash (approximately $1.0 billion in aggregate), and Wyndham Hotels repaid approximately $715 million of La Quinta Holdings' debt and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the taxable spin-off of La Quinta Holdings’ owned real estate assets into CorePoint Lodging, Inc., which occurred immediately prior to the acquisition of La Quinta. Wyndham Hotels financed the $1.95 billion acquisition with proceeds from its $500 million offering of 5.375% senior notes due 2026 completed in April and a $1.6 billion term loan due 2025 that closed in connection with the acquisition.

A determination of the acquisition-date fair value of the assets acquired and the liabilities assumed at closing is pending the completion of an appraisal that will be performed by a third-party valuation specialist based on valuation techniques that Wyndham Hotels deems appropriate. There are no revenues or results of operations of La Quinta included in Wyndham Hotel’s Condensed Combined Statements of Operations for the three months ended March 31, 2018. Excluding any fair value and other acquisition-related adjustments, Wyndham Hotels’ Pro Forma Net Revenues and Operating income would have been $457 million and $59 million, respectively, during the three months ended March 31, 2018, if La Quinta’s historical results had been included in Wyndham Hotels’ Condensed Combined Statement of Operations since January 1, 2018. For 2017, Pro Forma Net Revenues and Net Income would have been $2,041 million and $263 million, respectively.

Credit Agreement

In May 2018, in connection with the La Quinta acquisition, Wyndham Hotels & Resorts, Inc. entered into new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $2.35 billion, consisting of a term loan (the “Term Loan”) in an aggregate principal amount of $1.6 billion maturing in 2025 and of a revolving credit facility in an aggregate principal amount of $750 million maturing in 2023, which was undrawn at closing.

Wyndham Hotels & Resorts, Inc. used the proceeds from the Term Loan primarily to finance the cash consideration for the La Quinta acquisition, as well as to pay related fees and expenses and for general corporate purposes.

The interest rate per annum applicable to the Term Loan is equal to, at the borrower’s option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The interest rate per annum applicable to borrowings under the revolving credit facility is equal to, at the borrower’s option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the borrower and its restricted subsidiaries. The LIBOR rate with respect to the Term Loan is subject to a “floor” of 0%.

The Term Loan will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount thereof. Borrowings under the revolving credit facility are not subject to interim amortization. The Term Loan is subject to standard mandatory prepayment provisions including (i) 100% of the net cash proceeds from issuances or incurrence of debt by the borrowers or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% (with step-downs to 50% and 0% based upon achievement of specified first-lien leverage ratios) of the net cash proceeds from certain sales or other dispositions of assets by the borrower or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified first-lien leverage ratios) of annual (commencing with the 2019 fiscal year) excess cash flow of the borrower and its restricted subsidiaries, subject to customary exceptions and limitations.

The Credit Facilities are guaranteed, jointly and severally, by certain of Wyndham Hotels & Resorts, Inc.’s wholly-owned domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of Wyndham Hotels & Resorts, Inc. and those subsidiaries. The Credit Facilities were initially guaranteed by Wyndham Worldwide, which guarantee was released immediately prior to the consummation of the spin-off. The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, Wyndham Hotels & Resorts, Inc. and its restricted subsidiaries’ ability to grant liens on Wyndham Hotels & Resorts, Inc. and its restricted subsidiaries’ assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The Credit Facilities require Wyndham Hotels & Resorts, Inc. to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum first lien leverage ratio.

Subject to customary conditions and restrictions, Wyndham Hotels & Resorts, Inc. may obtain incremental term loans and/or revolving loans in an aggregate amount not to exceed (i) the greater of $550 million and 100% of EBITDA, plus (ii) the amount of all voluntary prepayments and commitment reductions under the Credit Facilities, plus (iii) additional amounts subject to certain leverage-based ratio tests.

The Credit Facilities also contain certain customary events of default, including, but not limited to: (i) failure to pay principal, interest, fees or other amounts under the Credit Facilities when due, taking into account any applicable grace period; (ii) any representation or warranty proving to have been incorrect in any material respect when made; (iii) failure to perform or observe covenants or other terms of the Credit Facilities subject to certain grace periods; (iv) a cross-default and cross-acceleration with certain other material debt; (v) bankruptcy events; (vi) certain defaults under ERISA; and (vii) the invalidity or impairment of security interests.

On May 30, 2018, Wyndham Hotels hedged a portion of its $1.6 billion Term Loan. The pay-fixed/receive-variable interest rate swaps have a total notional amount $1.0 billion, of which $500 million has a term of five years and $500 million has a term of two and half years, with fixed rates of 2.66% and 2.52%, respectively. The variable rates of the swap agreements are based on one-month LIBOR.

Credit Support Provided for Wyndham Worldwide’s Sale of its European Vacation Rentals Business
In May 2018, Wyndham Destination Network, LLC (“WDN”), a subsidiary of Parent, and certain other Parent subsidiaries, completed the previously announced sale of the European Vacation Rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC.

In connection with the sale of the European Vacation Rentals business, Wyndham Hotels has provided certain post-closing credit support in the form of guarantees of up to approximately $87 million to ensure that the business meets the requirements of certain service providers and regulatory authorities. In addition, WDN has agreed that either Parent or Wyndham Hotels will provide an additional $47 million in post-closing credit support to certain regulatory authorities by September 30, 2018. In connection with such additional post-closing credit support, Parent has deposited $47 million in escrow account funding. The escrow account funding will be released to Parent to the extent alternative post-closing credit support is provided.

Such post-closing credit support may be called if the European Vacation Rentals business fails to meets its primary obligation to pay amounts when due. The European Vacation Rentals business has provided an indemnity to Parent in the event that the post-closing credit support is enforced or called upon. Pursuant to the terms of the Separation and Distribution Agreement that was entered into in connection with the Distribution, Wyndham Hotels will assume one-third and Parent will assume two-thirds of any such losses actually incurred by the Parent or Wyndham Hotels in the event that these credit support arrangements are enforced or called upon by any beneficiary and any amounts paid or received by Parent in respect of any indemnification claims made. Wyndham Hotels will record the fair value of its post-closing credit support guarantee with its June 30, 2018 Condensed Consolidated Balance Sheet.

License Agreement related to Wyndham Worldwide’s Sale of its European Vacation Rentals Business
In connection with its sale, the European Vacation Rentals business has entered into a 20-year agreement under which it will pay Wyndham Hotels a royalty fee of 1% of net revenue for the right to use the “by Wyndham” endorser brand.

Sale of Knights Inn

In May 2018, Wyndham Hotels sold its Knights Inn brand and franchise system to a subsidiary of RLH Corporation for $27 million in cash, subject to customary closing conditions and certain post-closing adjustments. Wyndham Hotels expects to record a pretax gain of approximately $20 million within transaction-related expenses on the Condensed Combined Statement of Income in connection with the sale of Knights Inn.

Debt Due to Parent

Prior to the Distribution on May 31, 2018, Wyndham Hotels' outstanding borrowings from its Parent of $197 million was contributed to Parent’ s net investment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Wyndham Hotels & Resorts, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed balance sheet of Wyndham Hotels & Resorts, Inc. as of March 31, 2018 and the related notes (the “interim financial statement”). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statement for it to be in conformity with accounting principles generally accepted in the United States of America.
Basis for Review Results
The interim financial statement is the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
June 11, 2018

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Accounts receivable	$1	$1
Total assets	$1	$1
Liabilities and stockholder’s equity
Commitments and contingencies
Equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, 100 issued and outstanding	$1	$1
Total stockholder’s equity	1	1
Total liabilities and stockholder’s equity	$1	$1

See Notes to Condensed Balance Sheets

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONDENSED BALANCE SHEETS

1.	Organization
Wyndham Hotels and Resorts, Inc. (the “Corporation”) was incorporated as a Delaware corporation on October 24, 2017. Pursuant to a reorganization, the Corporation will become a holding corporation whose assets are expected to include all of the outstanding equity interest of Wyndham Hotels & Resorts Businesses. The Corporation will, through Wyndham Hotels & Resorts Businesses, continue to conduct the business now conducted by such entities.

2.	Summary of Significant Accounting Policies
The condensed balance sheets have been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, changes in stockholder’s equity and cash flows have not been presented in the financial statements since there have been no activities in this entity during the period from October 24, 2017 (date of inception) to March 31, 2018.

3.	Stockholder’s Equity
The Corporation is authorized to issue 1,000 shares of common stock, par value $0.01 per share (“Common Stock”). Under the Corporation’s certificate of incorporation in effect as of October 24, 2017, all shares of Common Stock are identical. The Corporation has issued 100 shares of Common Stock in exchange for $1.00, all of which were held by Wyndham Worldwide Corporation at March 31, 2018 and December 31, 2017.

4.	Subsequent Events
During April and May 2018, the Corporation underwent an internal reorganization, pursuant to which it became the holder, directly or through its subsidiaries, of the Wyndham Hotels & Resorts Businesses. On May 31, 2018, Wyndham Destinations, Inc. (previously known as Wyndham Worldwide Corporation) completed the previously announced spin-off of the hotel franchising and management business (the “Wyndham Hotels & Resorts businesses”) from (“Wyndham Destinations”) through the pro rata distribution of all of the shares of outstanding common stock of Wyndham Hotels & Resorts, Inc. to Wyndham Destinations’ stockholders (the “Distribution”). Following the Distribution, the Corporation became an independent, publicly traded company. The Corporation will, through the Wyndham Hotels & Resorts Businesses, continue to conduct the business that is currently conducted by such entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Hotels to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, market demand for shares of Wyndham Hotels’ common stock, general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, the impact of war, terrorist activity or political strife, operating risks associated with the hotel business, uncertainties related to Wyndham Hotels’ ability to realize the anticipated benefits of the spin-off or the La Quinta acquisition, uncertainties related to the successful integration of Wyndham Hotels’ business with La Quinta’s hotel franchising and management businesses, uncertainties related to Wyndham Hotels’ ability to obtain financing or the terms of such financing, unanticipated developments related to the impact of the spin-off and the La Quinta acquisition on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the spin-off, or the La Quinta acquisition, uncertainties related to our post-closing credit obligations in connection with the divestiture of European Vacation Rentals Business, our credit rating, the timing and amount of future share repurchases and dividends; and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to both (i) Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries for time periods following the consummation of the spin-off and (ii) the Wyndham Hotels & Resorts Businesses for time periods prior to the consummation of the spin-off. Unless the context otherwise suggests, references herein to “Wyndham Worldwide,” “Wyndham Destinations” and “Parent” refer to Wyndham Worldwide Corporation and its consolidated subsidiaries.
BUSINESS AND OVERVIEW
Wyndham Hotels & Resorts Businesses, consisting of the entities which held substantially all of the assets and liabilities used in managing and operating the hotel businesses of Wyndham Worldwide Corporation (the “Wyndham Hotels & Resorts Businesses”), is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in more than 80 countries around the world.
Wyndham Hotels operates in the following segments:

•	Hotel franchising — licenses our lodging brands and provides related services to third-party hotel owners and others.

•	Hotel management — provides hotel management services for full-service and select limited-service hotels as well as two hotels that are owned by Wyndham Hotels.
The Condensed Combined Financial Statements presented herein have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Wyndham Worldwide. The condensed combined financial statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest.
Hotel Business Spin-off

During the third quarter of 2017, Wyndham Worldwide Corporation announced its intent to spin-off Wyndham Hotels, so that its operations would be held by a separate, publicly traded company. The transaction was effected through a pro-rata distribution (the “Distribution”) of Wyndham Hotels & Resorts, Inc.’s common stock to existing Wyndham Worldwide stockholders and was completed in the second quarter of 2018. Wyndham Hotels & Resorts, Inc. consists of the assets, liabilities and operations of the Wyndham Hotels & Resorts Businesses.

Pursuant to the Distribution, on May 31, 2018, Wyndham Worldwide stockholders received one share of Wyndham Hotels’ common stock for each share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018, the Record Date. Approximately 100 million shares of Wyndham Hotels’ common stock were distributed on May 31, 2018 to Wyndham Worldwide stockholders. Wyndham Hotels common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “WH” on June 1, 2018.

Wyndham Hotels and Wyndham Worldwide entered into long-term exclusive license agreements to retain their affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

La Quinta Acquisition

On May 30, 2018, we completed its acquisition of the hotel franchising and management businesses of La Quinta Holdings Inc. (“La Quinta”) for $1.95 billion in cash. In conjunction with the acquisition, stockholders of La Quinta Holdings received $16.80 per share in cash (approximately $1.0 billion in aggregate), and we repaid approximately $715 million of La Quinta Holdings debt and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the taxable spin-off of La Quinta’s owned real estate assets into CorePoint Lodging, Inc., which occurred immediately prior to the acquisition of La Quinta by Wyndham Hotels. At the time that we entered into the agreement to purchase the La Quinta's hotel franchising and management businesses, we obtained financing commitments of $2.0 billion in the form of a 364-day senior unsecured bridge term loan facility (the ‘‘bridge term loan facility’’) to fund the acquisition. The bridge term loan facility was terminated in conjunction with the net cash proceeds from Wyndham Hotels’ issuance of $500 million of unsecured notes, due 2026 and a seven-year $1.6 billion senior secured term loan.

Credit Agreement

In May 2018, we entered into a new senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $2.35 billion, consisting of a term loan (the “Term Loan”) in an aggregate principal amount of $1.6 billion maturing in 2025 and a revolving credit facility in an aggregate principal amount of $750 million maturing in 2023, which was undrawn at closing. We hedged a portion of our $1.6 billion Term Loan. The pay-fixed/receive-variable interest rate swap agreements have a total notional amount $1.0 billion, of which $500 million have a term of five years and $500 million with a term of two and half years with a fixed rates of 2.66% and 2.52%, respectively. The variable rates of the swap agreements are based on one-month LIBOR.

Senior Unsecured Notes Offering

In April 2018, we issued $500 million of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year. Interest is payable semi-annually in arrears on October 15 and April 15 of each year, commencing on October 15, 2018.

The notes were initially guaranteed by Parent on a senior unsecured basis and, immediately prior to the consummation of the spin-off, Parent’s guarantee of the notes was released. During May 2018, we entered into a second supplemental indenture with certain of its wholly owned domestic subsidiaries, pursuant to which they became guarantors of the notes.

We replaced a portion of Wyndham Worldwide’s bridge term loan facility with the net cash proceeds of the notes, reducing Parent’s outstanding bridge term loan facility commitments to approximately $1.5 billion. The remainder of the bridge term loan facility was terminated in conjunction with the issuance of the Term Loan described below. Wyndham Worldwide paid $9 million to obtain such financing commitments.

Credit Support Provided for Wyndham Worldwide’s Sale of its European Vacation Rentals Business

In May 2018, Wyndham Destination Network, LLC (“WDN”), a subsidiary of Parent, and certain other Parent subsidiaries, completed the previously announced sale of the European Vacation Rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC.

In connection with the sale of the European Vacation Rentals business, we have provided certain post-closing credit support in the form of guarantees of up to approximately $87 million to ensure that the business meets the requirements of certain service providers and regulatory authorities. In addition, WDN has agreed that either Parent or we will provide an additional $47 million in post-closing credit support to certain regulatory authorities by September 30, 2018. In connection with such additional post-closing credit support, Parent has deposited $47 million in escrow account funding. The escrow account funding will be released to Parent to the extent alternative post-closing credit support is provided.

Such post-closing credit support may be called if the European Vacation Rentals business fails to meets its primary obligation to pay amounts when due. The European Vacation Rentals business has provided an indemnity to Parent in the event that the post-closing credit support is enforced or called upon. Pursuant to the terms of the Separation and Distribution Agreement that was entered into in connection with the Distribution, we will assume one-third and Parent will assume two-thirds of any such losses actually incurred by the Parent or us in the event that these credit support arrangements are enforced or called upon by any beneficiary and any amounts paid or received by Parent in respect of any indemnification claims made.

License Agreement related to Wyndham Worldwide’s Sale of its European Vacation Rentals Business

In connection with its sale, the European Vacation Rentals business has entered into a 20-year agreement under which it will pay us a royalty fee of 1% of net revenue for the right to use the “by Wyndham” endorser brand.

Sale of Knights Inn

In May 2018, we sold the Knights Inn brand and franchise system to a subsidiary of RLH Corporation for $27 million in cash, subject to customary closing conditions and certain post-closing adjustments. We expect to record a pretax gain of approximately $20 million within transaction-related expenses on the Condensed Combined Statement of Income in connection with the sale of Knights Inn.

Debt Due to Parent

Prior to the Distribution on May 31, 2018, Wyndham Hotels' outstanding borrowings from its Parent of $197 million was contributed to Parent’s net investment.

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related costs (acquisition-, disposition- or separation-related), stock-based compensation expense, early extinguishment of debt costs and income taxes. We believe that Adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. GAAP measures, gives a more complete understanding of our operating performance. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
We generate royalties and franchise fees, management fees and other revenues from hotel franchising and hotel management activities, as well as fees from licensing our “Wyndham” trademark, certain other trademarks and intellectual property. In addition, pursuant to our franchise and management contracts with third-party hotel owners, we generate marketing, reservation and loyalty fee revenues and cost reimbursement revenues that over time are offset, respectively, by the marketing, reservation and loyalty costs and property operating costs that we incur.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 3018 and 2017. “Rooms” represent the number of hotel rooms in our brand systems as of the last date of the period. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2018	2017	% Change
Rooms(a)
United States	437,200	427,800	2%
International	285,800	272,000	5%
Total rooms	723,000	699,800	3%
RevPAR(a)
United States	$35.91	$34.00	6%
International(b)	30.90	28.05	10%
Total RevPAR(b)	33.95	31.73	7%

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, international RevPAR increased 2% and total RevPAR increased 5%.

THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017

	Three Months Ended March 31,
	2018	2017	% Change
Net revenues	$302	$289	4%
Expenses	246	232	6%
Operating income	56	57	(2%)
Interest expense, net	1	2	(50%)
Income before income taxes	55	55	NM
Provision for income taxes	16	22	(27%)
Net income	$39	$33	18%

During the three months ended March 31, 2018, net revenues increased 4% compared with the same period last year, primarily due to higher royalty and marketing, reservation and loyalty revenues.
During the three months ended March 31, 2018, total expenses increased 6% and included $12 million of separation-related costs and $2 million of transaction-related costs primarily associated with the La Quinta acquisition. During the three months ended March 31, 2018:

•	Marketing, reservation and loyalty expenses decreased to 27.8% of revenues from 28.0% during the three months ended March 31, 2017;

•
Operating expenses decreased to 13.6% of revenues from 15.2% during the three months ended March 31, 2017, primarily as a result of reduced expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes during 2017; and

•	General and administrative expenses decreased to 7.3% of revenues from 7.6% during the three months ended March 31, 2017, primarily due to higher net revenues.
Marketing, reservation and loyalty expenses equaled marketing, reservation and loyalty revenues during the three months ended March 31, 2018 and marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $4 million during the three months ended March 31, 2017.
Our effective tax rates were 29.1% and 40.0% for the three months ended March 31, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.
As a result of these items, net income increased $6 million compared with the three months ended March 31, 2017.
Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2018 compared to March 31, 2017:

	Net Revenues			Adjusted EBITDA
	2018	2017	% Change	2018	2017	% Change
Hotel Franchising	$203	191	6%	$86	$78	10%
Hotel Management	99	98	1%	16	9	78%
Corporate and other	—	—	—	(10)	(9)	NM
Total Company	$302	$289	4%	$92	$78	18%

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net income	$39	$33
Provision for income taxes	16	22
Depreciation and amortization	19	18
Interest expense, net	1	2
Stock-based compensation	3	2
Separation-related expenses	12	—
Transaction-related expenses	2	—
Restructuring expenses	—	1
Adjusted EBITDA	$92	$78

For the three months ended March 31, 2018, we reported net income of $39 million, which included after-tax charges of $9 million related to our planned separation from Wyndham Worldwide and $3 million for transaction-related costs primarily related to acquisitions. For the three months ended March 31, 2017, we reported net income of $33 million, which included after-tax charges of $1 million for restructuring activities.

Hotel Franchising
Following is a discussion of the results of our Hotel Franchising segment for the three months ended March 31, 2018 compared to March 31, 2017:

	Three Months Ended March 31,
	2018	2017	% Change
Rooms(a)
United States	424,500	414,200	2%
International	272,800	261,000	5%
Total rooms	697,300	675,200	3%
RevPAR(a)
United States	$34.20	$32.29	6%
International(b)	29.39	26.80	10%
Total RevPAR(b)	32.34	30.21	7%

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, International RevPAR increased 2% and total RevPAR increased 5%.

Net revenues increased 6% for the three months ended March 31, 2018 compared with the same period last year primarily due to 3% total hotel franchising system growth and 7% higher RevPAR. Currency translation favorably impacted revenues by $1 million.
Adjusted EBITDA increased 10% for the three months ended March 31, 2018 compared with the same period last year primarily due to higher revenues. Currency translation favorably impacted adjusted EBITDA by $1 million. During the three months ended March 31, 2018:

•	Marketing, reservation and loyalty expenses decreased to 40.7% of revenues from 41.5% during the same period last year due to an overall increase in net revenues;

•	Operating expenses were 12.2% of revenue compared to 12.1% during the same period last year; and

•	General and administrative expenses decreased to 6.9% of revenues from 7.8% during the same period last year primarily due to higher net revenues.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $1 million during the three months ended March 31, 2018 and marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $2 million during the three months ended March 31, 2017.
Hotel Management
Following is a discussion of the results of our Hotel Management segment for the three months ended March 31, 2018 compared to March 31, 2017:

	Three Months Ended March 31,
	2018	2017	% Change
Rooms(a)
United States	12,800	13,600	(6%)
International	12,900	11,000	17%
Total rooms	25,700	24,600	4%
RevPAR(a)
United States	$94.28	$88.50	7%
International(b)	61.82	57.87	7%
Total RevPAR(b)	77.61	74.73	4%

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, International RevPAR increased 6% and total RevPAR increased 3%.

Net revenues increased 1% for the three months ended March 31, 2018 compared with the same period last year primarily due to growth in rooms under management.
Adjusted EBITDA increased $7 million for the three months ended March 31, 2018 compared with the same period last year. During the three months ended March 31, 2018:

•	Cost reimbursements decreased to 66.0% of revenues from 67.8% during the same period last year;

•
Operating expenses decreased to 15.4% of revenue from 21.6% during the same period last year primarily as a result of lower expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes during 2017;

•	Marketing, reservation and loyalty expenses decreased to 1.6% of revenues from 1.9% during the same period last year due to an increase in total net revenues; and

•	General and administrative expenses of 1.0% of revenues were unchanged compared to the same period last year.
Cost reimbursement revenue was equal to reimbursable expenses in both 2018 and 2017. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.
Corporate and Other
Corporate expenses increased $1 million during the three months ended March 31, 2018 compared to the same period last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2018	December 31, 2017	Change
Total assets	$2,162	$2,137	$25
Total liabilities	889	875	14
Total net investment	1,273	1,262	11

Total assets increased 1% from December 31, 2017 to March 31, 2018 primarily due to prepaid financing costs related to the La Quinta acquisition and timing of payments related to the global hotel conference we sponsor every 18 months. Total liabilities increased 2% primarily due to an increase in debt from Parent. Total net investment increased 1% from December 31, 2017 to March 31, 2018 primarily due to net income earned in the first quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES
Historically, our net cash was transferred to Wyndham Worldwide, where it was centrally managed. Following the spin-off, we will no longer participate in cash management and intercompany funding arrangements with Wyndham Worldwide. Our principal sources of liquidity following the spin-off will be our cash on hand, our ability to generate cash through operations and financing activities, as well as any available funding arrangements and financing facilities we have entered into.

In April 2018, Wyndham Hotels & Resorts, Inc. issued $500 of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year. In addition to the notes offering, in May 2018, Wyndham Hotels & Resorts, Inc. entered into new Senior Secured Credit Facilities in an aggregate principal amount of $2.35 billion, consisting of a Term Loan in an aggregate principal amount of $1.6 billion maturing in 2025 and a revolving credit facility in an aggregate principal amount of $750 million maturing in 2023, which was undrawn at closing.

The proceeds from the notes offering and the Term Loan were used primarily to finance the cash consideration for the La Quinta acquisition, as well as to pay related fees and expenses and for general corporate purposes. For a more detailed description of the financing transactions see Note 14 - Subsequent Events to the Condensed Combined Financial Statements contained in Part I, Item 1 of this report for a discussion of the La Quinta acquisition, the Credit Facilities and the notes offering.

Prior to the issuance of the notes and entering into the Credit Agreement, Wyndham Worldwide Corporation obtained financing commitments for a $2.0 billion 364-day senior unsecured bridge term loan facility related to the La Quinta acquisition, which was expected to be assigned to us if we did not obtain other long-term financing. We replaced the bridge term loan facility with the net cash proceeds of the notes and the Term Loan.

Our liquidity and access to capital may be impacted by our credit rating, financial performance and global credit market conditions. We believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through third-party sources such as commercial banks, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

CASH FLOW

The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Cash provided by/(used in)
Operating activities:	$16	$23	$(7)
Investing activities:	—	(5)	5
Financing activities:	(1)	(14)	13
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$14	$4	$10

During the first quarter of 2018, net cash provided by operating activities decreased $7 million compared to the prior-year period primarily due to working capital (net change in assets and liabilities) timing differences.

Net cash used in investing activities decreased $5 million in the first quarter 2018 compared to prior year due to insurance proceeds received during 2018 related to damage sustained at our Rio Mar property from the hurricanes in 2017. Such proceeds were partially offset by higher property and equipment additions primarily related to renovations at our Rio Mar property.

Net cash used in financing activities decreased $13 compared to 2017, primarily reflecting a $7 million increase in borrowings from Wyndham Worldwide and a $6 million reduction in transfers to Wyndham Worldwide.

Capital Deployment

We focus on optimizing cash flow and seeking to deploy capital to generate attractive risk-adjusted returns in ways that are consistent with, and further, our strategic objectives. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to obtain additional franchise agreements and hotel management contracts on a strategic and selective basis as well as grow our business through acquisitions. In addition, we expect to return cash to stockholders through the payment of dividends and the repurchase of common stock.

During the three months ended March 31, 2018, we spent $14 million on capital expenditures primarily for renovations at our Rio Mar property and information technology enhancement projects. During 2018, we anticipate spending between $50 million and $60 million on capital expenditures, and we also expect to spend an additional $20 million to repair and renovate our Rio Mar property, which we expect will be funded with insurance proceeds.

In addition, during the three months ended March 31, 2018, we spent $3 million on development advance notes to acquire new franchise and management agreements. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs and strategic investments (other than any significant acquisitions) will be financed with cash flow generated through operations. Additional expenditures will be financed with general unsecured corporate borrowings.

Stock Repurchase Program

In May 2018, our Board of Directors approved a share repurchase plan, effective immediately following the Distribution, pursuant to which Wyndham Hotels & Resorts, Inc. will be able to purchase up to $300 million of Wyndham Hotels & Resorts, Inc. common stock. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with the Distribution.

Dividend Declaration

On May 17, 2018, our Board of Directors declared a quarterly cash dividend with respect to Wyndham Hotels & Resorts, Inc. common stock of $0.25 per share, which will be paid on June 29, 2018 to stockholders of record as of the close of business on June 15, 2018.

The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend will occur in the future.
LONG-TERM DEBT COVENANTS
The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, Wyndham Hotels & Resorts, Inc. and its restricted subsidiaries’ ability to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The Credit Facilities require Wyndham Hotels & Resorts, Inc. to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum first-lien leverage ratio.

The Indenture under which the senior notes due 2026 were issued contains covenants that limit, among other things, Wyndham Hotels & Resorts, Inc.’s ability and that of certain of its subsidiaries to (i) create liens on certain assets; (ii) enter into sale and leaseback transactions; and (iii) merge, consolidate or sell all or substantially all of Wyndham Hotels & Resorts, Inc.’s assets. These covenants are subject to a number of important exceptions and qualifications.

SEASONALITY

While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. The seasonality of our business may cause fluctuations in our quarterly operating results, earnings and profit margins. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $12 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve month periods set forth below:

	4/1/18- 3/31/19	4/1/19- 3/31/20	4/1/20- 3/31/21	4/1/21- 3/31/22	4/1/22- 3/31/23	Thereafter	Total
Intercompany debt	116	—	—	—	—	81	197
Operating leases	4	3	1	—	—	—	8
Purchase commitments (a)	33	26	16	8	8	24	115
Interest on intercompany debt	5	5	5	5	5	20	45
Total (b) (c)	$158	$34	$22	$13	$13	$125	$365

(a)	Includes $98 million for information technology activities and $9 million for marketing-related activities.

(b)
Excludes a $15 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(c)	Excludes other guarantees for which the periods in which such commitments would be settled are not reasonably estimable (See Note 8 - Commitments and Contingencies for further details).

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements included in Amendment No. 1 to Wyndham Hotels & Resorts, Inc.’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on April 19, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Also see Note 3 - Revenue Recognition to the Condensed Combined Financial Statements contained in Part I, Item 1 of this report for a discussion of our updated accounting policies on Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We expect to use various financial instruments, particularly swap contracts and interest rate caps, to manage and reduce the interest rate risk related to our debt. We also use foreign currency forwards to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, and forecasted royalties, forecasted earnings and cash flows of foreign subsidiaries and other transactions.
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 7 - Fair Value to the Condensed Combined Financial Statements. Our principal market exposures are interest and foreign currency rate risks.
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Australian Dollar. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We assess our market risk based on changes in interest and foreign currency exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest and foreign currency exchange rates. A hypothetical 10% change in our effective weighted average interest rate would not generate a material change in interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets and liabilities.

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2018. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2018, the absolute notional amount of our outstanding foreign exchange hedging instruments was $28 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $2 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Our total market risk is influenced by a wide variety of factors including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these “shock tests” are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.

Item 4. Controls and Procedures.

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2018, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 8 - Commitments and Contingencies to the Condensed Combined Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors under the section titled “Risk Factors” in Amendment No. 1 to Wyndham Hotels & Resorts, Inc.’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on April 19, 2018, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: June 11, 2018	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: June 11, 2018	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 2.1 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

2.2
Agreement and Plan of Merger, dated January 17, 2018, by and among Wyndham Worldwide Corporation, WHG BB Sub, Inc. and La Quinta Holdings, Inc. (incorporated by reference to Exhibit 2.2 of Wyndham Hotels & Resorts, Inc.’s Amendment No. 1 to Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 19, 2018).

3.1
Amended and Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc., effective as of May 31, 2018 (incorporated by reference to Exhibit 3.1 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

3.2
Amended and Restated By-laws of Wyndham Hotels & Resorts, Inc., effective as of May 31, 2018 (incorporated by reference to Exhibit 3.2 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

4.1
Indenture, dated April 13, 2018, by and among Wyndham Hotels & Resorts, Inc., Wyndham Worldwide Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Wyndham Hotels & Resorts, Inc.’s Amendment No. 1 to its Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 19, 2018).

4.2
First Supplemental Indenture, dated April 13, 2018, by and between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Wyndham Hotels & Resorts, Inc.’s Amendment No. 1 to its Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 19, 2018).

4.3
Second Supplemental Indenture, dated May 30, 2018, by and among Wyndham Hotels & Resorts, Inc., the New Guarantors (as defined in the Second Supplemental Indenture) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2018).

4.4.
Third Supplemental Indenture, dated May 31, 2018, by and among Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

4.5.
Form of Note (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to Wyndham Hotels & Resorts, Inc.’s Amendment No. 1 to its Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 19, 2018).

10.1
Transition Services Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.2
Tax Matters Agreement, dated as of May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (incorporated by reference to Exhibit 10.2 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.3
Employee Matters Agreement, dated as of May 31, 2018, by and between Wyndham Destinations, Inc. and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.3 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.4
License, Development and Noncompetition Agreement, dated as of May 31, 2018, by and among Wyndham Destinations, Inc., Wyndham Hotels and Resorts, LLC, Wyndham Hotels & Resorts, Inc., Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited (incorporated by reference to Exhibit 10.4 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.5
Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the guarantors party thereto from time to time, Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2018).

10.6
Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.7
Wyndham Hotels & Resorts, Inc. Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.8
Wyndham Hotels & Resorts, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.9
Wyndham Hotels & Resorts, Inc. Savings Restoration Plan (incorporated by reference to Exhibit 10.14 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.10
Letter Agreement, dated as of June 1, 2018, by and between Wyndham Hotels & Resorts, Inc. and Stephen P. Holmes.(incorporated by reference to Exhibit 10.5 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.11
Employment Agreement, dated as of June 1, 2018, by and between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti (incorporated by reference to Exhibit 10.6 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.12
Employment Letter, dated as of May 16, 2018, by and between Wyndham Hotels & Resorts, Inc. and Robert D. Loewen (incorporated by reference to Exhibit 10.7 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.13
Employment Agreement, dated as of August 1, 2017, by and between Wyndham Worldwide Corporation and David B. Wyshner (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Wyndham Hotels & Resorts, Inc.’s Registration Statement on Form 10, filed with the Securities and Exchange Commission on April 19, 2018).

10.14
Assignment and Assumption Agreement of Employment Agreement of David B. Wyshner, dated as of May 31, 2018, by and between Wyndham Worldwide Corporation and Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.9 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

10.15
Employment Letter, dated as of May 16, 2018, by and between Wyndham Hotels & Resorts, Inc. and Nicola Rossi (incorporated by reference to Exhibit 10.10 to Wyndham Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2018).

15.1*	Letter re: Unaudited Interim Financial Information
15.2*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32.1**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished with this report.