Form 10-Q
period 2018-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2018-08-06
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
99,953,094 shares of common stock outstanding as of June 30, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated and combined balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”), which, prior to its separation from Wyndham Worldwide Corporation (now known as Wyndham Destinations, Inc.), consisted of the entities holding substantially all of the assets and liabilities of the Wyndham Worldwide Hotel Group business used in managing and operating the hotel businesses of Wyndham Worldwide Corporation (the “Wyndham Hotels & Resorts businesses”), as of June 30, 2018, the related condensed consolidated and combined statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated and combined statements of cash flows and equity for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined balance sheet of the Wyndham Hotels & Resorts businesses as of December 31, 2017, and the related combined statements of income, comprehensive income, parent’s net investment, and cash flows for the year then ended prior to retrospective adjustment for a change in the Company’s method of accounting for revenue from contracts with customers under Financial Accounting Standards Board Accounting Standards Codification 606, Revenues from Contracts with Customers (not presented herein); and in our report dated March 13, 2018, we expressed an unqualified opinion (which included an emphasis of a matter paragraph relating to expense allocations for certain corporate functions historically provided by Wyndham Worldwide Corporation) on those combined financial statements. We also audited the adjustments described in Note 2 to the interim financial statements that were applied to retrospectively adjust the December 31, 2017 combined balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued combined balance sheet in deriving the accompanying retrospectively adjusted condensed combined balance sheet as of December 31, 2017.
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

/s/ Deloitte & Touche LLP
New York, New York
August 3, 2018

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenues
Royalties and franchise fees	$113	$95	$194	$170
Marketing, reservation and loyalty	124	96	208	173
Hotel management	28	27	58	56
License and other revenues from former Parent	25	20	43	36
Cost reimbursements	114	69	180	136
Other	31	24	54	49
Net revenues	435	331	737	620
Expenses
Marketing, reservation and loyalty	124	93	208	174
Operating	47	43	87	88
General and administrative	26	23	49	44
Cost reimbursements	114	69	180	136
Depreciation and amortization	22	19	41	37
Separation-related	35	—	46	—
Transaction-related, net	28	—	30	—
Restructuring	—	—	—	1
Total expenses	396	247	641	480
Operating income	39	84	96	140
Interest expense, net	10	2	11	4
Income before income taxes	29	82	85	136
Provision for income taxes	8	34	24	55
Net income	$21	$48	$61	$81

Earnings per share
Basic	$0.21	$0.48	$0.61	$0.81
Diluted	0.21	0.48	0.61	0.81

Cash dividends declared per share	$0.25	$—	$0.25	$—

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$21	$48	$61	$81
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(5)	2	(4)	3
Unrealized gains on cash flow hedges	2	—	2	—
Other comprehensive income/(loss), net of tax	(3)	2	(2)	3
Comprehensive income	$18	$50	$59	$84

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$416	$57
Trade receivables, net	251	194
Prepaid expenses	43	29
Other current assets	95	54
Total current assets	805	334
Property and equipment, net	331	250
Goodwill	1,532	423
Trademarks, net	1,451	692
Franchise agreements and other intangibles, net	571	251
Other non-current assets	244	187
Total assets	$4,934	$2,137
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$16	$—
Current portion of debt due to former Parent	—	103
Accounts payable	76	38
Deferred income	97	84
Accrued expenses and other current liabilities	511	186
Total current liabilities	700	411
Long-term debt	2,129	—
Debt due to former Parent	—	81
Deferred income taxes	400	173
Deferred income	144	164
Other non-current liabilities	125	46
Total liabilities	3,498	875
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 100,140,866 issued as of 2018 and none issued and outstanding as of 2017	1	—
Treasury stock, at cost – 245,630 shares in 2018	(15)	—
Additional paid-in capital	1,429	—
Retained earnings	18	—
Former Parent’s net investment	—	1,257
Accumulated other comprehensive income	3	5
Total stockholders’ equity	1,436	1,262
Total liabilities and equity	$4,934	$2,137

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net income	$61	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	37
Gain on sale	(23)	—
Deferred income taxes	(5)	11
Stock-based compensation	4	—
Net change in assets and liabilities:
Trade receivables	(26)	(21)
Prepaid expenses	(5)	(1)
Other current assets	(16)	(6)
Accounts payable, accrued expenses and other current liabilities	32	(8)
Deferred income	(22)	(14)
Payments of development advance notes, net	(1)	—
Other, net	(7)	1
Net cash provided by operating activities	33	80
Investing Activities
Property and equipment additions	(33)	(17)
Acquisition of business, net of cash acquired	(1,695)	—
Proceeds from sale of assets, net	27	—
Proceeds from repayment of loans, net	14	—
Insurance proceeds	14	—
Other, net	1	(1)
Net cash used in investing activities	(1,672)	(18)
Financing Activities
Net transfer to former Parent	(38)	(61)
Proceeds from borrowings from former Parent	13	6
Capital lease payments	(1)	(1)
Proceeds from long-term debt	2,100	—
Debt issuance costs	(28)	—
Capital contribution from former Parent	106	—
Dividend to former Parent	(90)	—
Dividends to shareholders	(27)	—
Repurchases of common stock	(11)	—
Net share settlement of incentive equity awards	(27)	—
Other, net	(1)	—
Net cash provided by/(used in) financing activities	1,996	(56)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents and restricted cash	357	5
Cash, cash equivalents and restricted cash, beginning of period	59	30
Cash, cash equivalents and restricted cash, end of period	$416	$35

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2017	—	$—	$—	$1,257	$—	$—	$5	$1,262
Net income	—	—	—	43	—	18	—	61
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Net transfers to former Parent	—	—	—	(38)	—	—	—	(38)
Net contribution from former Parent	—	—	—	234	—	—	—	234
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Dividends	—	—	—	(25)	—	—	—	(25)
Transfer of net investment to additional paid-in capital	—	—	—	(1,456)	1,456	—	—	—
Issuance of common stock	100	1	—	—	—	—	—	1
Net share settlement of incentive equity awards	—	—	—	—	(27)	—	—	(27)
Repurchase of common stock	—	—	(15)	—	—	—	—	(15)
Change in deferred compensation	—	—	—	—	(4)	—	—	(4)
Other	—	—	—	—	4	—	—	4
Balance as of June 30, 2018	100	$1	$(15)	$—	$1,429	$18	$3	$1,436

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2016	—	$—	$—	$1,085	$—	$—	$—	$1,085
Net income	—	—	—	81	—	—	—	81
Net transfers to former Parent	—	—	—	(61)	—	—	—	(61)
Balance as of June 30, 2017	—	$—	$—	$1,105	$—	$—	$—	$1,105

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation
Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in more than 80 countries around the world. Prior to May 31, 2018, the Company was wholly owned by Wyndham Worldwide Corporation (‘‘Wyndham Worldwide’’ and, collectively with its consolidated subsidiaries, ‘‘former Parent’’).
In May 2018, the Wyndham Worldwide board of directors approved the spin-off of its hotel franchising and management businesses (“Wyndham Hotels & Resorts Businesses”) through a pro rata distribution of all of the outstanding shares of Wyndham Hotels & Resorts, Inc.’s common stock to Wyndham Worldwide stockholders (the “Distribution”). Pursuant to the Distribution, on May 31, 2018, Wyndham Worldwide stockholders received one share of Wyndham Hotels & Resorts, Inc.’s common stock for each share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018. In conjunction with the Distribution, Wyndham Hotels & Resorts, Inc. underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Wyndham Hotels & Resorts Businesses. Also in conjunction with the Distribution, Wyndham Worldwide Corporation was renamed Wyndham Destinations, Inc. (“Wyndham Destinations”).
The Condensed Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and prior to May 31, 2018 are derived from the consolidated financial statements and accounting records of Wyndham Worldwide. The Condensed Consolidated and Combined Financial statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest. The accompanying Condensed Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated and Combined Financial Statements.
Wyndham Hotels’ Condensed Consolidated and Combined Financial Statements include certain indirect general and administrative costs allocated to it by former Parent for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Wyndham Hotels on the basis of direct usage when identifiable, with the remainder allocated primarily based on its pro-rata share of combined revenues or headcount. Both Wyndham Hotels and former Parent consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by Wyndham Hotels during the periods presented.
In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2017 Combined Financial Statements included in Amendment No. 1 to Wyndham Hotels & Resorts, Inc.’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on April 19, 2018.
Business Description
Wyndham Hotels operates in the following segments:

•	Hotel franchising — licenses the Company’s lodging brands and provides related services to third-party hotel owners and others.

•	Hotel management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by the Company.
The Condensed Combined Financial Statements presented herein have been prepared on a stand-alone basis and prior to May 31, 2018 are derived from the consolidated financial statements and accounting records of Wyndham Worldwide. The Condensed Consolidated and Combined Financial Statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest.

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

This adoption primarily affected the accounting for initial franchise fees, upfront costs, marketing and reservation expenses and loyalty revenues. Specifically, under the new guidance, initial fees are recognized ratably over the life of the noncancelable period of the franchise agreement, and incremental upfront contract costs are deferred and expensed over the life of the noncancelable period of the franchise agreement. Loyalty revenues are deferred and primarily recognized over the loyalty points’ redemption pattern. Additionally, the Company no longer accrues a liability for future marketing and reservation costs when marketing and reservation revenues earned exceed costs incurred. Marketing and reservation costs incurred in excess of revenues earned continue to be expensed as incurred.

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

*
The income tax provision consists of (i) a $4 million deferred tax provision resulting from a reduction in deferred tax assets recorded in connection with the retrospective adoption of the new revenue standard and the impact of the lower U.S. corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act and (ii) $3 million tax benefit related to the $12 million loss before income taxes.

The table below summarizes the impact of the adoption of the new revenue standard on the Company’s Condensed Combined Balance Sheet:

	At December 31, 2017
Assets	Previously Reported Balance	New Revenue Standard Adjustment	Adjusted Balance
Other current assets	$50	$4	$54
Total current assets	330	4	334
Other non-current assets	176	11	187
Total assets	2,122	15	2,137

Liabilities and net investment
Deferred income	79	5	84
Total current liabilities	406	5	411
Deferred income taxes	181	(8)	173
Deferred income	76	88	164
Other non-current liabilities	78	(32)	46
Total liabilities	822	53	875
Former Parent’s net investment	1,295	(38)	1,257
Total liabilities and net investment	2,122	15	2,137
In addition, the cumulative impact from the adoption of the new revenue standard to the Company’s Former Parent’s net investment at January 1, 2016, was a decrease of $29 million.
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
Clarifying the Definition of a Business. In January 2017, the FASB issued guidance clarifying the definition of a business, which assists entities when evaluating whether transactions should be accounted for as acquisitions of businesses or of assets. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Consolidated and Combined Financial Statements and related disclosures.
Compensation - Stock Compensation. In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Consolidated and Combined Financial Statements and related disclosures.
Statement of Cash Flows. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance requires the retrospective transition method and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required. The impact of this new guidance resulted in payments of, and proceeds from, development advance notes being recorded within operating activities on its Condensed Consolidated and Combined Statements of Cash Flows.
Restricted Cash. In November 2016, the FASB issued guidance which requires amounts generally described as restricted cash be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2018, as required, using a retrospective transition method. The impact of this guidance resulted in escrow deposits and restricted cash being included with cash, cash equivalents and restricted cash on the Condensed Consolidated and Combined Statements of Cash Flows.

As of June 30, 2018, there was no restricted cash. As of December 31, 2017, total cash, cash equivalents and restricted cash was $59 million, comprised of $57 million of cash and cash equivalents and $2 million of restricted cash, which is included within other current assets on the Condensed Consolidated and Combined Balance Sheet.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued guidance intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance will expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company early adopted the guidance on April 1, 2018 and there was no material impact on its Condensed Consolidated and Combined Financial Statements and related disclosures.

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

The Company provides management services for hotels under management contracts, which offer hotel owners all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services. The Company’s standard management agreement typically has a term of up to 25 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and, in some cases, incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. The base fees are recognized when the underlying sales occur and the management services are performed. Incentive fees are recognized when determinable, which is when the Company has met hotel operating performance metrics and the Company has determined that a significant reversal of revenues recognized will not occur.

The Company also recognizes license and other revenues from Wyndham Destinations for use of the “Wyndham” trademark and certain other trademarks.

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

Contract Liabilities

Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Contract liabilities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred initial franchise fee revenue	$127	$116
Deferred loyalty program revenue	59	54
Deferred co-branded credit card programs revenue	12	37
Deferred hotel management fee revenue	23	19
Deferred other revenue	20	22
Total	$241	$248

The table above has been revised to include certain deferred revenues that were excluded from the previously reported amounts as of December 31, 2017.  Deferred initial franchise fee revenue has been revised from $98 million to $116 million, Deferred other revenue has been revised from $8 million to $22 million and Total deferred revenue has been revised from $216 million to $248 million. This revision had no effect on the Company’s previously reported combined financial statements as of and for the year ended December 31, 2017.

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

Capitalized Contract Costs

The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. As of June 30, 2018 and December 31, 2017, capitalized contract costs were $27 million and $26 million, respectively.

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

	7/1/2018- 6/30/2019	7/1/2019- 6/30/2020	7/1/2020- 6/30/2021	Thereafter	Total
Initial franchise fee revenue	$30	$9	$8	$80	$127
Loyalty program revenue	37	15	6	1	59
Co-branded credit card programs revenue	12	—	—	—	12
Hotel management fee revenue	2	—	1	20	23
Other revenue	16	1	1	2	20
Total	$97	$25	$16	$103	$241

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Hotel Franchising
Royalties and franchise fees	$110	$93	$189	$166
Marketing, reservation and loyalty	124	96	207	173
License and other revenues from former Parent	25	20	43	36
Other	30	24	52	49
Total Hotel Franchising	289	233	491	424

Hotel Management
Owned	19	21	42	44
Managed	9	6	16	12
Royalties and franchise fees	3	2	6	4
Cost reimbursements	114	69	180	136
Other	1	—	2	—
Total Hotel Management	146	98	246	196

Net Revenues	$435	$331	$737	$620

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. On June 1, 2018, the Company’s separation from Wyndham Worldwide was effected through a tax-free distribution to Wyndham Worldwide’s stockholders of one share of the Company’s common stock for every one share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018. As a result, on June 1, 2018, the Company had 99.5 million shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the date of separation.

The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$21	$48	$61	$81
Basic weighted average shares outstanding	99.9	99.8	99.8	99.8
Stock options and restricted stock units (“RSUs”)	0.1	—	—	—
Diluted weighted average shares outstanding	100.0	99.8	99.8	99.8
Earnings per share:
Basic	$0.21	$0.48	$0.61	$0.81
Diluted	0.21	0.48	0.61	0.81
Dividends:
Aggregate dividends paid to shareholders	$27	$—	$27	$—

Stock Repurchase Program

On May 9, 2018, the Company’s Board of Directors approved a stock repurchase program, which became effective immediately following the completion of the Distribution, under which it is authorized to repurchase up to $300 million of its outstanding common stock.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of May 31, 2018	—	$—	$—
For the month ended June 30, 2018	0.2	15.0	61.07
As of June 30, 2018	0.2	$15.0	61.07

The Company had $285 million of remaining availability under its program as of June 30, 2018.

Dividend Declaration

On May 17, 2018, the Company’s Board of Directors declared, conditional upon the completion of the Distribution, a quarterly cash dividend with respect to its common stock of $0.25 per share, which was paid on June 29, 2018 to the Company’s stockholders of record as of the close of business on June 15, 2018.

5.	Acquisition
Assets acquired and liabilities assumed in business combinations were recorded on the Condensed Consolidated and Combined Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Condensed Consolidated and Combined Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Condensed Consolidated and Combined Statements of Income as expenses.

The La Quinta Acquisition

On May 30, 2018, the Company completed its previously announced acquisition of La Quinta Holdings Inc.’s hotel franchising and hotel management business (“La Quinta”) for $1.95 billion in cash, which includes $15 million of the purchase price that the Company withheld to pay La Quinta employee-related liabilities. The addition of La Quinta’s over 900 franchised hotels with a total of nearly 89,000 rooms builds Wyndham Hotels’ midscale presence and expands its reach further into the upper-midscale segment of the lodging industry. In addition, this transaction expands the Company’s number of managed hotel properties from 116 to more than 430. This acquisition of La Quinta will strengthen the Company’s position in the midscale and upper-midscale segments of the hotel industry, which has been and continues to be one of the Company’s strategic priorities.

In conjunction with the acquisition, stockholders of La Quinta Holdings received $16.80 per share in cash (approximately $1.0 billion in aggregate), and Wyndham Hotels repaid approximately $715 million of La Quinta Holdings’ debt and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the taxable spin-off of La Quinta Holdings’ owned real estate assets into CorePoint Lodging, Inc. (“CorePoint”), which occurred immediately prior to the acquisition of La Quinta. Wyndham Hotels financed the $1.95 billion acquisition with proceeds from its $500 million offering of 5.375% senior notes due 2026 completed in April and a $1.6 billion term loan due 2025 that closed in connection with the acquisition.

The preliminary allocation of the purchase price is summarized as follows:

		Amount
Total consideration		$1,950
Cash withheld to repay La Quinta Holdings Inc.’s estimated tax liability (a)		(240)
Cash withheld to pay employee-related liabilities		(15)
Net cash consideration		1,695

Cash escrowed from CorePoint (b)	$985
Payment of La Quinta Holdings Inc.’s long‑term debt (b)	(985)
	—	—
Cash utilized to repay La Quinta Holdings Inc.’s long‑term debt (c)		(715)
Net cash consideration (to shareholders of La Quinta Holdings Inc.)		$980

Total current assets (d)		$47
Property and equipment		19
Trademarks (e)		759
Franchise agreements (e)		197
Management contracts (e)		137
Other assets		8
Total assets acquired		$1,167

Total current liabilities (d)		$83
Deferred income taxes (f)		251
Long‑term debt repaid at acquisition (c)		715
Assumed tax liability (a)		240
Other liabilities		11
Total liabilities assumed		1,300
Net identifiable liabilities acquired		(133)
Goodwill (g)		1,113
Total consideration transferred		$980

(a)	Reflects a portion of the purchase price which is expected to be paid in the third quarter of 2018 to tax authorities and/or CorePoint.

(b)
As a result of a change in control provision within La Quinta’s long-term indebtedness, CorePoint deposited $985 million into an escrow account which was utilized to repay a portion of La Quinta Holdings Inc.’s existing indebtedness.

(c)	Reflects the portion of La Quinta Holdings Inc.’s long-term debt that was required to be paid by the Company upon a change in control.

(d)	The fair values of total current assets and total current liabilities are estimated to approximate their current carrying values.

(e)
The identifiable intangible assets associated with the La Quinta acquisition consist of trademarks with an indefinite life, franchise agreements which have a weighted average life of 25 years and management agreements which have a weighted average life of 15 years. The preliminary fair valuation was performed with the assistance of a third‑party valuation firm, which included the consideration of various valuation techniques that the Company deems appropriate for the measurement of fair value of the assets acquired and liabilities assumed. The final valuation is expected to be completed in the second half of 2018 and may be different from the preliminary results which could result in a change to the fair value of the intangible assets acquired.

The preliminary valuations of the franchise agreements and management agreements are based on a discounted cash flow method utilizing forecasted cash flows from La Quinta’s existing franchise agreements and CorePoint franchise agreements and management agreements (the “CorePoint agreements”) that are estimated to be generated over the estimated terms of such contracts. The expected cash flows projections were based on the terms of the agreements, and adjusted for inflation and the costs and expenses required to generate the revenues under such agreements.
The significant assumptions that were utilized for La Quinta’s franchise agreements were: (i) forecasted gross room revenues, (ii) a franchise fee of 4.5%, tax affected, and (iii) a discount rate of 9.5%.
The significant assumptions that were utilized for the CorePoint agreements were: (i) forecasted gross room revenues, (ii) franchise and management fee rates of 5.0% each, which were tax affected, (iii) a discount rate of 9.5% and 9.0% for CorePoint franchised and management agreements, respectively.

(f)
The deferred tax liability primarily results from the fair value adjustments for the identifiable intangible assets. This estimate of deferred tax liabilities was determined based on the book and tax basis differences attributable to the identifiable intangible assets acquired at a combined federal and state effective tax rate.

(g)	The goodwill recognized in the La Quinta acquisition is not expected to be deductible for income tax purposes.

La Quinta’s incremental Net revenues and Operating income for the three months ended June 2018 were $77 million and $10 million, respectively. The Company’s pro forma Net revenues and Operating income would have been $539 million and $114 million, respectively, during the three months ended June 30, 2018. pro forma Net revenues and Operating income would have been $1,004 million and $198 million, respectively, during the six months ended June 30, 2018, if La Quinta’s historical results had been included in the Company’s Condensed Consolidated and Combined Statement of Operations since January 1, 2018. For 2017, pro forma Net revenues and Net income would have been $2,041 million and $263 million, respectively. This acquisition was assigned to the Company’s Hotel Franchising and Hotel Management segments.

6.	Intangible Assets
Intangible assets consisted of:

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,532			$423
Trademarks	$1,442			$683
Amortized Intangible Assets:
Franchise agreements	$832	$420	$412	$640	$417	$223
Management agreements	165	8	157	33	8	25
Trademarks	10	1	9	10	1	9
Other	6	4	2	6	3	3
	$1,013	$433	$580	$689	$429	$260

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2017	Goodwill Acquired During 2018	Adjustments to Goodwill	Balance as of June 30, 2018

Hotel Franchising	$385	$1,041	$(4)	$1,422
Hotel Management	38	72	—	110
Total	$423	$1,113	$(4)	$1,532

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Franchise agreements	$5	$4	$9	$8
Management agreements	1	1	2	1
Other	1	—	1	1
Total *	$7	$5	$12	$10

*    Included as a component of depreciation and amortization on the Condensed Consolidated and Combined Statements of Income.

7.	Franchising, Marketing and Reservation Activities
Royalties and franchise fee revenues on the Condensed Consolidated and Combined Statements of Income include initial franchise fees of $6 million and $3 million for the three months ended June 30, 2018 and 2017, respectively, and $9 million and $7 million for the six months ended June 30, 2018 and 2017, respectively.
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
Wyndham Hotels may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was not significant during the three and six months ended June 30, 2018 and 2017. Development advance notes recorded on the Condensed Consolidated and Combined Balance Sheets amounted to $69 million and $64 million as of June 30, 2018 and December 31, 2017, respectively, and are classified within other non-current assets on the Condensed Consolidated and Combined Balance Sheets. During the three months ended June 30, 2018 and 2017, Wyndham Hotels recorded $2 million, related to the forgiveness of these notes. Further, during the six months ended June 30, 2018 and 2017, Wyndham Hotels recorded $3 million related to the forgiveness of these notes. Such amounts are recorded as a reduction of franchise fees on the Condensed Consolidated and Combined Statements of Income. Wyndham Hotels recorded less than $1 million during both the three and six months ended June 30, 2018 and 2017 of bad debt expenses related to development advance notes. Such expenses were reported within operating expenses on the Condensed Consolidated and Combined Statements of Income. Wyndham Hotels received $2 million of proceeds from repayment of development advance notes during the three months ended June 30, 2018 and 2017, and issued $8 million and $1 million of development advance notes during the three months ended June 30, 2018 and 2017, respectively. Wyndham Hotels received $10 million and $4 million of proceeds from repayment of development advance notes during the six months ended June 30, 2018 and 2017, respectively, and issued $11 million and $4 million of development advance notes during the six months ended June 30, 2018 and 2017, respectively. These amounts are reflected net in operating activities on the Condensed Consolidated and Combined Statements of Cash Flows.

8.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns through the date of Distribution with its Former Parent and other subsidiaries that are not included in its Condensed Combined Financial Statements. The Company is no longer subject to U.S. federal income tax examinations, for years prior to 2014, as part of the Company’s former Parent filings. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2009. During the six months ended June 30, 2018 and 2017, Wyndham Worldwide paid $27 million and $39 million of federal and state income tax liabilities related to the Company, which is reflected in its Condensed Consolidated and Combined Financial Statements as an increase to former Parent’s net investment. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $7 million and $6 million during the six months ended June 30, 2018 and 2017.

The Company’s effective tax rates were 27.6% and 41.5% during the three months ended June 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company’s effective tax rates were 28.2% and 40.4% during the six months ended June 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

During the three and six months ended June 30, 2018, the Company did not record any additional measurement-period adjustments related to the impact from the U.S. Tax Cuts and Jobs Act recorded in 2017, since none of the Company’s estimates have changed from year-end. However, the Company is continuing to gather additional information to complete its accounting no later than December 31, 2018.

9.	Fair Value
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
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts and estimated fair values of all other financial instruments are as follows:

	June 30, 2018
	Carrying Amount	Estimated Fair Value
Debt
Total debt	$2,145	$2,164
The Company estimates the fair value of its debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks or quoted market prices.
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
Foreign Currency Risk
Wyndham Hotels has foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro and the British Pound. Wyndham Hotels uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties, and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains and losses recognized in income were not material for the six months ended June 30, 2018 and 2017.

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
As of June 30, 2018, Wyndham Hotels had $46 million of management guarantee receivables related to hotel management agreements that provide the hotel owners with a guarantee of a certain level of profitability based upon various metrics. The collectability of these receivables is contingent on the future profitability of the managed hotels subject to the management agreements. See Note 11 - Commitments and Contingencies for further detail.

10.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2018	December 31, 2017
Long-term debt: *
$750 million revolving credit facility (due May 2023)	$—	$—
Term loan (due May 2025)	1,585	—
5.375% senior unsecured notes (due April 2026)	493	—
Capital leases	67	—
Debt due to former Parent	—	184
Total long-term debt	2,145	184
Less: Current portion of long-term debt	16	103
Long-term debt	$2,129	$81

* The carrying amount of the term loan and senior unsecured notes are net of debt issuance costs of $22 million as of June 30, 2018.

Maturities and Capacity

The Company’s outstanding debt as of June 30, 2018 matures as follows:

Long-Term Debt
Within 1 year	$16
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	21
Between 4 and 5 years	21
Thereafter	2,045
Total	$2,145

As of June 30, 2018, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	14
Available capacity	$736

Long-Term Debt

$750 Million Revolving Credit Facility. During May 2018, the Company entered into an agreement for a $750 million revolving credit facility expiring in May 2023. This facility is subject to an interest rate per annum equal to, at Wyndham Hotels’ option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. In addition, Wyndham Hotels will pay a commitment fee on the unused portion of the revolving credit facility of 0.20% per annum.

$1.6 Billion Term Loan Agreement. During May 2018, the Company entered a credit agreement for a $1.6 billion term loan (“Term Loan”) expiring in May 2025. The interest rate per annum applicable to the Term Loan is equal to, at the Company’s option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The LIBOR rate with respect to the Term Loan is subject to a “floor” of 0.00%. The Term Loan will amortize in equal quarterly installments beginning in the fourth quarter of 2018 in aggregate annual amounts equal to 1.00% of the original principal amount thereof. The Term Loan is subject to standard mandatory prepayment provisions including (i) 100% of the net cash proceeds from issuances or incurrence of debt by Wyndham Hotels or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% (with step-downs to 50% and 0% based upon achievement of specified first-lien leverage ratios) of the net cash proceeds from certain sales or other dispositions of assets by Wyndham Hotels or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified first-lien leverage ratios) of annual (commencing with the 2019 fiscal year) excess cash flow of Wyndham Hotels and its restricted subsidiaries, subject to customary exceptions and limitations.

The revolving credit facility and term loan (the “Credit Facilities”) are guaranteed, jointly and severally, by certain of Wyndham Hotels & Resorts, Inc.’s wholly-owned domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of Wyndham Hotels & Resorts, Inc. and those subsidiaries. The Credit Facilities were initially guaranteed by Wyndham Worldwide, which guarantee was released immediately prior to the consummation of the spin-off. The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, Wyndham Hotels & Resorts, Inc. and its restricted subsidiaries’ ability to grant liens on Wyndham Hotels & Resorts, Inc. and its restricted subsidiaries’ assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The Credit Facilities require Wyndham Hotels & Resorts, Inc. to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum first-lien leverage ratio.

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

5.375% Senior Unsecured Notes. In April 2018, the Company issued $500 million of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year, for net proceeds of $493 million. Interest is payable semi-annually in arrears on October 15 and April 15 of each year, commencing on October 15, 2018.

The notes were initially guaranteed by Wyndham Worldwide on a senior unsecured basis and, immediately prior to the consummation of the spin-off, Wyndham Worldwide’s guarantee of the notes was released. During May 2018, the Company entered into a second supplemental indenture with certain of its wholly owned domestic subsidiaries, pursuant to which they became guarantors of the notes.
The Company replaced a portion of Wyndham Worldwide’s bridge term loan facility with the net cash proceeds of the notes, reducing former Parent’s outstanding bridge term loan facility commitments to approximately $1.5 billion. The remainder of the bridge term loan facility was terminated in conjunction with the issuance of the Term Loan described therein. Wyndham Worldwide paid $12 million to obtain such financing commitments.

Capital Lease. In connection with the Company’s separation from Wyndham Worldwide, Wyndham Hotels was assigned the lease for its Corporate headquarters located in Parsippany, New Jersey from its former Parent, which resulted in the Company recording a capital lease obligation and asset of $66 million and $43 million, respectively. Such capital lease had an interest rate of 4.5% during 2018.

Deferred Financing Costs

The Company classifies debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated and Combined Balance Sheets. The Company had debt issuance costs of $6 million as of June 30, 2018.

Cash Flow Hedge

On May 30, 2018, Wyndham Hotels hedged a portion of its $1.6 billion term loan. The pay-fixed/receive-variable interest rate swaps have a total notional amount $1.0 billion, of which $500 million has a term of five years and $500 million has a term of two and half years, with fixed rates of 2.66% and 2.52%, respectively. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $3 million asset as of June 30, 2018, which was included within other non-current assets on the Condensed Consolidated and Combined Balance Sheet.

Debt Due to former Parent

During May 2018, the Company’s former Parent contributed $197 million of debt that was due from a subsidiary of Wyndham Hotels. Such outstanding borrowings are eliminated within the Condensed Consolidated and Combined Financial Statements. As of December 31, 2017, Wyndham Hotels had $184 million of outstanding borrowings from its former Parent.

Interest Expense

Wyndham Hotels incurred interest expense of $10 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $11 million and $4 million for the six months ended June 30, 2018 and 2017, respectively.

11.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business.

Litigation
Wyndham Hotels is involved in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings.
Wyndham Hotels records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, Wyndham Hotels evaluates, among other things, the degree of probability of an unfavorable outcome, and when it is probable that a liability has been incurred, its ability to make a reasonable estimate of loss. Wyndham Hotels reviews these accruals each reporting period and makes revisions based on changes in facts and circumstances, including changes to its strategy in dealing with these matters.
Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $28 million and $3 million as of June 30, 2018 and December 31, 2017. For matters not requiring accrual, Wyndham Hotels believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $25 million as of June 30, 2018 for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated and Combined Balance Sheet. As of June 30, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $29 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.
Hotel Management Guarantees

The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from nine to ten years. As of June 30, 2018, the maximum potential amount of future payments that may be made under these guarantees was $104 million with a combined annual cap of $26 million. These guarantees have a remaining life of approximately five to six years with a weighted average life of approximately five years.

In connection with its performance guarantees, as of June 30, 2018, the Company maintained a liability of $25 million, of which $16 million was included in other non-current liabilities and $9 million was included in accrued expenses and other current liabilities on its Condensed Consolidated and Combined Balance Sheet. As of June 30, 2018, the Company also had a corresponding $11 million asset related to these guarantees, of which $10 million was included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated and Combined Balance Sheet. As of December 31, 2017, the Company maintained a liability of $23 million, of which $16 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Consolidated and Combined Balance Sheet. As of December 31, 2017, the Company also had a corresponding $12 million asset related to the guarantees, of which $1 million was included in other non-current assets and $11 million was included in other current assets on its Condensed Consolidated and Combined Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and less than $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $46 million as of June 30, 2018, of which $45 million was included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated and Combined Balance Sheet. As of December 31, 2017, the Company had a receivable of $41 million which was included in other non-current assets on its Condensed Consolidated and Combined Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

Credit Support Provided and Other Indemnifications relating to Wyndham Worldwide’s Sale of its European Vacation Rentals Business

In May 2018, Wyndham Destination Network, LLC (“WDN”), a subsidiary of Wyndham Worldwide Corporation, and certain other Parent subsidiaries, completed the previously announced sale of the European Vacation Rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC.

In connection with the sale of the European Vacation Rentals business, the Company has provided certain post-closing credit support in the form of guarantees of up to approximately $87 million to ensure that the business meets the requirements of certain credit card service providers, travel association and regulatory authorities. In addition, WDN has agreed that either it or Wyndham Hotels will provide an additional $47 million in post-closing credit support to certain regulatory authorities by September 30, 2018. In connection with such additional post-closing credit support, former Parent has deposited $47 million in escrow account funding. The escrow account funding will be released to Wyndham Destinations to the extent alternative post-closing credit support is provided by September 30, 2018, and the Company will receive one-third of any amount received in respect to the release of the escrow account.

Such post-closing credit support may be called if the European Vacation Rentals business fails to meets its primary obligation to pay amounts when due. The European Vacation Rentals business has provided an indemnity to Wyndham Worldwide Corporation in the event that the post-closing credit support is enforced or called upon. Pursuant to the terms of the Separation and Distribution Agreement that was entered into in connection with the Distribution, the Company will assume one-third and Wyndham Destinations will assume two-thirds of any such losses actually incurred by Wyndham

Destinations or the Company in the event that these credit support arrangements are enforced or called upon by any beneficiary and of any amounts received by Wyndham Destinations in respect of any indemnification claims made.

The Company has recorded the fair value of its post-closing credit support guarantee, which resulted in a liability of $41 million which was included in other non-current liabilities, and a receivable from its former Parent of $27 million for two-thirds of such guarantee was included in other non-current assets on its Condensed Consolidated and Combined Balance Sheet.

License Agreement related to Wyndham Worldwide’s Sale of its European Vacation Rentals Business
In connection with its sale, the European Vacation Rentals business has entered into a 20-year agreement under which it will pay Wyndham Hotels a royalty fee of 1% of net revenue for the right to use the “by Wyndham” endorser brand. The Company recorded $1 million of royalty fees for the three and six months ended June 30, 2018.

Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates

Upon the distribution of the Company's common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The remaining amount of liabilities which were assumed by the Company in connection with the spin-off was $27 million as of June 30, 2018, which $26 million was included within other non-current liabilities and $1 million was included within current liabilities on its Condensed Consolidated and Combined Balance Sheet. In addition, the Company had $32 million of receivables due from former Parent and subsidiaries relating to income taxes as of June 30, 2018, which was included within current assets on its Condensed Consolidated and Combined Balance Sheet.

12.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan, which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2018, 7.8 million shares remained available.
Incentive Equity Awards Granted by the Company
On May 17, 2018, Wyndham Hotels’ Board of Directors approved an incentive equity award grant to key employees and senior officers of Wyndham Hotels in the form of RSUs and stock options. Such awards were converted to Wyndham Hotels equity awards on the first day of trading after the Company’s separation from Wyndham Worldwide. The Company granted 0.5 million RSUs and 0.5 million options on June 1, 2018 that vest ratably over a four-year period.
The activity related to the Company’s incentive equity awards from June 1, 2018 through June 30, 2018 consisted of the following:

	RSUs			Options
	Number of RSUs		Weighted Average Grant Price	Number of Options		Weighted Average Grant Price
Balance as of May 31, 2018	—		$—	—		$—
Granted(a)	0.5		61.40	0.5		61.40
Vested/exercised	—		—	—		—
Balance as of June 30, 2018	0.5	(b)	$61.40	0.5	(c)	$61.40

(a)	Represents awards granted by the Company on June 1, 2018.

(b)
Approximately 0.5 million RSUs as of June 30, 2018 are expected to vest over time and have an aggregate unrecognized compensation expense of $29 million, which is expected to be recognized over a weighted average period of 3.9 years.

(c)
Approximately 0.5 million options outstanding as of June 30, 2018 are expected to vest over time and have an aggregate unrecognized compensation expense of $6 million, which is expected to be recognized over a weighted average period of 3.9 years.

The fair value of stock options granted by Wyndham Hotels on June 1, 2018 was estimated to be $11.72 per option on the date of the grant using the Black-Scholes option-pricing model with the relevant weighted average assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock of comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The-risk free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

2018
Grant date strike price	$61.40
Expected volatility	22.72
Expected life	4.25 years
Risk-free interest rate	1.63
Projected dividend yield	2.73%

Stock-Based Compensation Expense For Awards Granted by the Company

Stock-based compensation expense for the awards granted in June 2018, amounted to $1 million for the three and six months ended June 30, 2018.

Incentive Equity Awards Granted by Wyndham Worldwide

Wyndham Worldwide maintained a stock-based compensation plan (the “Stock Plan”) for the benefit of its officers, directors and employees. All share-based compensation awards granted under the Stock Plan related to Wyndham Worldwide common stock. As such, all related equity account balances are reflected in Wyndham Worldwide’s Consolidated Statements of Equity and have not been reflected in Wyndham Hotels’ Condensed Consolidated and Combined Financial Statements.

The following disclosures represent stock-based compensation activity attributable to Wyndham Hotels employees under Wyndham Worldwide’s Stock Plan.

Incentive Equity Awards Conversion

Upon the Company’s separation, all outstanding share-based compensation awards granted by Worldwide Worldwide were converted at a ratio of one Wyndham Hotels equity award for every one Wyndham Worldwide equity award.

Incentive Equity Award Modification

In August 2017, in conjunction with the spin-off of Wyndham Hotels, the Wyndham Worldwide board of directors approved certain modifications to the incentive equity awards granted by Wyndham Worldwide. Such modifications were contingent upon the spin-off becoming probable. On May 9, 2018, Wyndham Worldwide’s board of directors approved the then-proposed spin-off of Wyndham Hotels resulting in an acceleration of vesting for all outstanding equity awards granted prior to 2018. As a result of this acceleration, 0.1 million RSUs and PSUs vested on June 1, 2018 and 0.4 million RSUs are expected to vest on November 30, 2018. In addition, 0.1 million RSUs not subject to modification will vest in July 2019.

The activity related to RSU and PSUs granted by Wyndham Worldwide to Wyndham Hotels employees for the six months ended June 30, 2018 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price (b)	Number of PSUs	Weighted Average Grant Price
Balance as of December 31, 2017	0.3		$60.80	0.1	$60.80
Granted(a)	0.1		64.46	—	—
Transferred from former Parent (c)	0.2		61.65	—	—
Vested/exercised	(0.1)		60.80	(0.1)	60.80
Balance as of June 30, 2018	0.5	(d)	$61.61	—	$—

(a)	Represents awards granted by Wyndham Worldwide on March 1, 2018.

(b)	Weighted average grant prices were adjusted to reflect changes resulting from the modification and separation from Wyndham Worldwide.

(c)	Represents awards related to employees that transferred from Wyndham Worldwide upon separation.

(d)
Approximately 0.5 million outstanding RSUs as of June 30, 2018 are expected to vest over time and have an aggregate unrecognized compensation expense of $21 million which is expected to be recognized over a weighted average period of 0.8 years.

Stock-Based Compensation Expense Granted by Wyndham Worldwide

Under the Stock Plan, the Company recorded $20 million and $23 million of stock-based compensation expense for the three and six months ended June 30, 2018, respectively for awards granted to Wyndham Hotel employees. Such expense included $20 million of expense which, was recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income for both the three and six months ended June 30, 2018, of which $15 million was a result of the modification of the Stock Plan.

13.	Segment Information
The reportable segments presented below represent Wyndham Hotels’ operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, Wyndham Hotels also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “Adjusted EBITDA”, which is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related costs (acquisition-, disposition- or separation-related), stock-based compensation expense, early extinguishment of debt costs and income taxes. Wyndham Hotels believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, Wyndham Hotels believes allows a more complete understanding of its operating performance. Wyndham Hotels’ presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,
	2018		2017
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$289	$129	$233	$111
Hotel Management	146	8	98	4
Total Reportable Segments	435	137	331	115
Corporate and Other	—	(12)	—	(10)
Total Company	$435	$125	$331	$105

Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended June 30,
	2018	2017
Net income	$21	$48
Provision for income taxes	8	34
Depreciation and amortization	22	19
Interest expense, net	10	2
Stock-based compensation	1	2
Separation-related	35	—
Transaction-related, net	28	—
Adjusted EBITDA	$125	$105

	Six Months Ended June 30,
	2018		2017
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$491	$214	$424	$189
Hotel Management	246	24	196	14
Total Reportable Segments	737	238	620	203
Corporate and Other	—	(21)	—	(20)
Total Company	$737	$217	$620	$183

Reconciliation of Net income to Adjusted EBITDA

	Six Months Ended June 30,
	2018	2017
Net income	$61	$81
Provision for income taxes	24	55
Depreciation and amortization	41	37
Interest expense, net	11	4
Stock-based compensation	4	5
Separation-related	46	—
Transaction-related, net	30	—
Restructuring	—	1
Adjusted EBITDA	$217	$183

14.	Separation-Related and Transaction-Related Costs

Separation-Related

On May 31, 2018, Wyndham Worldwide completed the Distribution, which resulted in Wyndham Hotels & Resorts, Inc. becoming a separate, publicly traded company (see Note 1 - Basis of Presentation for further details).

For the three and six months ended June 30, 2018, the Company incurred $35 million and $46 million, respectively, of separation-related costs associated with its spin-off from Wyndham Worldwide. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

Transaction-Related, Net

For the three months ended June 30, 2018, the Company incurred $28 million of transaction-related costs consisting primarily of $51 million related to the Company’s acquisition of La Quinta partially offset by a $23 million gain the Company recorded in connection with its sale, in May 2018, of its Knights Inn brand and franchise system for $27 million in cash, subject to certain post-closing adjustments.

For the six months ended June 30, 2018, the Company incurred $30 million of transaction-related costs consisting of $53 million related to the Company’s acquisition of La Quinta partially offset by a $23 million gain the Company recorded in connection with its sale, in May 2018, of its Knights Inn brand. This sale was not material to the Company’s results of operations or financial position.

15.	Transactions with Former Parent

Wyndham Hotels has a number of existing arrangements whereby former Parent has provided services to Wyndham Hotels.
Cash Management
Former Parent uses a centralized cash management process. Prior to the Distribution, the majority of Wyndham Hotels’ daily cash receipts were transferred to former Parent and former Parent funded Wyndham Hotels’ operating and investing activities as needed. Accordingly, the cash and cash equivalents held by former Parent were not allocated to Wyndham Hotels prior to the Distribution. During such periods, Wyndham Hotels reflected transfers of cash between the Company and former Parent as a component of Due to former Parent, net on its Condensed Consolidated and Combined Balance Sheets.
Net Transfer to Former Parent
The components of net transfers to former Parent in the Condensed Consolidated and Combined Statements of former Parent’s Net Investment were as follows:

	Six Months Ended June 30,
	2018	2017
Cash pooling and general financing activities	$(110)	$(137)
Indirect general corporate overhead allocations	12	18
Corporate allocations for shared services	13	14
Stock-based compensation allocations	20	5
Income taxes	27	39
Net transfers to former Parent	$(38)	$(61)
Net Contribution from Former Parent
The components of net contribution from former Parent in the Condensed Consolidated and Combined Statements of former Parent’s Net Investment were as follows:

Six Months Ended June 30, 2018
Contribution of outstanding borrowings due to former Parent	$197
Capital contribution from former Parent	106
Dividend to former Parent	(90)
Other contributions from former Parent, net	21
Net contribution from former Parent	$234
Debt Due to Former Parent
Wyndham Hotels had $184 million of outstanding borrowings from its former Parent as of December 31, 2017. See Note 10 - Long-Term Debt and Borrowing Arrangements for further detail.

See Notes to Condensed Balance Sheets

Services Provided by Former Parent
Prior to the Distribution, Wyndham Hotels’ combined financial statements include costs for services that its former Parent provides to the Company including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During the six months ended June 30, 2018 and 2017, Wyndham Hotels was charged $13 million and $14 million for such services, which were included in Operating and General and administrative expenses in Wyndham Hotels’ Condensed Consolidated and Combined Statements of Income.
Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $12 million and $18 million of expenses for indirect general corporate overhead from former Parent during the six months ended June 30, 2018 and 2017, respectively, which are included in General and administrative expenses within its Condensed Consolidated and Combined Statements of Income.
These allocations may not, however, reflect the expense Wyndham Hotels would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred had Wyndham Hotels been a stand-alone company would depend on a number of factors, including the chosen organizational structure, the functions Wyndham Hotels might have performed itself or outsourced and strategic decisions Wyndham Hotels might have made in areas such as information technology and infrastructure. Following the Distribution, Wyndham Hotels will perform these functions using its own resources or purchased services from either former Parent or third parties. For an interim period some of these functions will continue to be provided by former Parent under a transition services agreement.
Insurance
Prior to the Distribution, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million for insurance during the six months ended June 30, 2018 and 2017 which was included in the Condensed Consolidated and Combined Statements of Income.
Defined Contribution Benefit Plans
Prior to the Distribution, former Parent administered and maintained domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million and $3 million during the six months ended June 30, 2018 and 2017, respectively.

Transactions with Former Parent
In connection with the Distribution, Wyndham Hotels and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destinations affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

Wyndham Hotels also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, a transition services agreement and a license, development and noncompetition agreement.

These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. These Condensed Consolidated and Combined Financial Statements do not reflect the effect of these new and/or revised agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Hotels to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, market demand for shares of Wyndham Hotels’ common stock, general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, the impact of war, terrorist activity or political strife, operating risks associated with the hotel business, uncertainties related to Wyndham Hotels’ ability to realize the anticipated benefits of the spin-off or the La Quinta acquisition, uncertainties related to the successful integration of Wyndham Hotels’ business with La Quinta’s hotel franchising and management businesses, uncertainties related to Wyndham Hotels’ ability to obtain financing or the terms of such financing, unanticipated developments related to the impact of the spin-off and the La Quinta acquisition on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the spin-off, or the La Quinta acquisition, uncertainties related to our post-closing credit obligations in connection with the divestiture of the European Vacation Rentals business, our credit rating, the timing and amount of future share repurchases and dividends; and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to both (i) Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries for time periods following the consummation of the spin-off and (ii) the Wyndham Hotels & Resorts Businesses for time periods prior to the consummation of the spin-off. Unless the context otherwise suggests, references herein to “Wyndham Worldwide,” “Wyndham Destinations” and “former Parent” refer to Wyndham Worldwide Corporation and its consolidated subsidiaries.
BUSINESS AND OVERVIEW
Wyndham Hotels & Resorts is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in more than 80 countries around the world.
Wyndham Hotels operates in the following segments:

•	Hotel franchising — licenses our lodging brands and provides related services to third-party hotel owners and others.

•	Hotel management — provides hotel management services for full-service and select limited-service hotels as well as two hotels that are owned by Wyndham Hotels.
The Condensed Consolidated and Combined Financial Statements presented herein have been prepared on a stand-alone basis and prior to May 31, 2018 are derived from the consolidated financial statements and accounting records of Wyndham Worldwide. The Condensed Consolidated and Combined Financial statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended June 30, 3018 and 2017. “Rooms” represent the number of hotel rooms in our brand systems as of the last date of the period. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are the drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended June 30,
	2018	2017	% Change
Rooms(a)
United States	504,300	425,800	18%
International	288,000	279,900	3%
Total rooms	792,300	705,700	12%
RevPAR(a)
United States	$48.50	$44.53	9%
International(b)	33.89	31.37	8%
Total RevPAR(b)	42.95	39.43	9%

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, international RevPAR increased 5% and total RevPAR increased 8%.

THREE MONTHS ENDED JUNE 30, 2018 VS. THREE MONTHS ENDED JUNE 30, 2017

	Three Months Ended June 30,
	2018	2017	% Change
Net revenues	$435	$331	31%
Expenses	396	247	60%
Operating income	39	84	(54%)
Interest expense, net	10	2	NM
Income before income taxes	29	82	(65%)
Provision for income taxes	8	34	(76%)
Net income	$21	$48	(56%)

During the three months ended June 30, 2018, net revenues increased 31% compared with the prior-year period, primarily due to $77 million of incremental revenues from the La Quinta acquisition which included $46 million of incremental reimbursement revenue. Excluding the La Quinta acquisition, net revenues increased 8% primarily due to higher royalties and marketing, reservation and loyalty revenues.
During the three months ended June 30, 2018, total expenses increased 60% which included $67 million of incremental expenses from La Quinta and also included $35 million of separation-related costs and $28 million of net transaction-related costs, which were primarily associated with the La Quinta acquisition partially offset by a gain related to the disposition of the Knights Inn brand. During the three months ended June 30, 2018:

•	Marketing, reservation and loyalty expenses increased to 28.5% of revenues from 28.1% during the three months ended June 30, 2017;

•
Operating expenses decreased to 10.8% of revenues from 13.0% during the three months ended June 30, 2017, primarily as a result of an increase in net revenues and reduced expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017; and

•	General and administrative expenses decreased to 6.0% of revenues from 6.9% during the three months ended June 30, 2017, primarily due to the increase in net revenues.
Marketing, reservation and loyalty expenses equaled marketing, reservation and loyalty revenues during the three months ended June 30, 2018, while marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $3 million during the three months ended June 30, 2017.
Our effective tax rates were 27.6% and 41.5% for the three months ended June 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.
As a result of these items, principally the separation-related and transaction-related expenses, net income decreased $27 million compared with the three months ended June 30, 2017.
Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2018 compared to June 30, 2017:

	Net Revenues			Adjusted EBITDA
	2018	2017	% Change	2018	2017	% Change
Hotel Franchising	$289	$233	24%	$129	$111	16%
Hotel Management	146	98	49%	8	4	100%
Corporate and other	—	—	—	(12)	(10)	20%
Total Company	$435	$331	31%	$125	$105	19%

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,
	2018	2017
Net income	$21	$48
Provision for income taxes	8	34
Depreciation and amortization	22	19
Interest expense, net	10	2
Stock-based compensation	1	2
Separation-related expenses	35	—
Transaction-related expenses	28	—
Adjusted EBITDA	$125	$105

For the three months ended June 30, 2018, we reported net income of $21 million, which included after-tax charges of $26 million related to our separation from Wyndham Worldwide and $21 million of net transaction-related costs primarily related to our acquisition and divestiture.

Hotel Franchising
Following is a discussion of the results of our Hotel Franchising segment for the three months ended June 30, 2018 compared to June 30, 2017:

	Three Months Ended June 30,
	2018	2017	% Change
Rooms(a)
United States	450,900	413,000	9%
International	274,900	268,800	2%
Total rooms	725,800	681,800	6%
RevPAR(a)
United States	$46.17	$42.67	8%
International(b)	32.85	30.38	8%
Total RevPAR(b)	41.07	37.94	8%

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, International RevPAR increased 4% and total RevPAR increased 7%.

Net revenues increased 24% for the three months ended June 30, 2018 compared with the prior-year period primarily due to 6% total hotel franchising system growth and 8% higher RevPAR. Excluding the La Quinta acquisition, net revenues increased 13% primarily due to higher royalties and franchise fees, as well as an increase in marketing, reservation and loyalty fees reflecting global franchisee conference revenues which are completely offset in marketing expenses.
Adjusted EBITDA increased 16% for the three months ended June 30, 2018 compared with the same period last year. Excluding the La Quinta acquisition, Adjusted EBITDA increased 8% primarily due to higher revenues, partially offset by a $3 million timing-related increase in marketing expenses compared with marketing revenues. During the three months ended June 30, 2018:

•	Marketing, reservation and loyalty expenses increased to 42.2% of revenues from 39.1% during the same period last year primarily due to the global franchisee conference;

•	Operating expenses were 9.2% of revenue compared to 9.4% during the same period in the prior year; and

•	General and administrative expenses increased to 4.0% of revenues from 3.7% during the same period in the prior year.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $1 million and $5 million during the three months ended June 30, 2018 and 2017.
Hotel Management
Following is a discussion of the results of our Hotel Management segment for the three months ended June 30, 2018 compared to June 30, 2017:

	Three Months Ended June 30,
	2018	2017	% Change
Rooms(a)
United States	53,400	12,800	317%
International	13,100	11,100	18%
Total rooms	66,500	23,900	178%
RevPAR(a)
United States	$87.43	$105.51	(17%)
International(b)	55.23	54.38	2%
Total RevPAR(b)	76.60	81.47	(6%)

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, International RevPAR increased 4% and total RevPAR decreased 5%.

Net revenues increased 49% for the three months ended June 30, 2018 compared with the same period in the prior year primarily due to $51 million of incremental revenues from the La Quinta acquisition (including $46 million of cost-reimbursement revenues). Excluding La Quinta, net revenues decreased 3% reflecting lower cost-reimbursement revenues and lower owned-hotel revenues.
Adjusted EBITDA increased 100% for the three months ended June 30, 2018 compared with the same period last year. Excluding $3 million of incremental Adjusted EBITDA from La Quinta, Adjusted EBITDA increased 25%. During the three months ended June 30, 2018:

•	Cost reimbursements increased to 77.6% of revenues from 70.4% during the same period in the prior year driven by the La Quinta acquisition;

•
Operating expenses decreased to 13.6% of revenues from 21.5% during the same period in the prior year due to the increase in net revenues and lower expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017;

•	Marketing, reservation and loyalty expenses decreased to 1.5% of revenues from 2.0% during the same period in the prior year due to an increase in total net revenues; and

•	General and administrative expenses decreased to 1.3% of revenues from 1.8% during the same period in the prior year due to an increase in total net revenues.
Cost reimbursement revenue was equal to reimbursable expenses in both 2018 and 2017. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $1 million and $2 million for the three months ended June 30, 2018 and 2017, respectively.
Corporate and Other
Corporate expenses increased $2 million during the three months ended June 30, 2018 compared to the same period in 2017.

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017

	Six Months Ended June 30,
	2018	2017	% Change
Net revenues	$737	$620	19%
Expenses	641	480	34%
Operating income	96	140	(31%)
Interest expense, net	11	4	175%
Income before income taxes	85	136	(38%)
Provision for income taxes	24	55	(56%)
Net income	$61	$81	(25%)
During the six months ended June 30, 2018, net revenues increased 19% compared with the prior-year period which includes $77 million of incremental revenues from the La Quinta acquisition. Excluding the La Quinta acquisition, net revenues increased 6% due to higher royalty and marketing, reservation and loyalty revenues.
During the six months ended June 30, 2018, total expenses increased 34% and included $46 million of separation-related costs, $30 million of transaction-related costs and $67 million of incremental expenses associated with the La Quinta acquisition. During the six months ended June 30, 2018:

•	Marketing, reservation and loyalty expenses increased to 28.2% of revenues from 28.1% during the six months ended June 30, 2017;

•
Operating expenses decreased to 11.8% of revenues from 14.2% during the six months ended June 30, 2017, primarily as a result of the increase in net revenues and reduced expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017; and

•	General and administrative expenses decreased to 6.6% of revenues from 7.1% during the six months ended June 30, 2017, primarily due to higher net revenues.

Marketing, reservation and loyalty expenses equaled marketing, reservation and loyalty revenues during the six months ended June 30, 2018, while marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $1 million during the six months ended June 30, 2017.
Our effective tax rates were 28.2% and 40.4% for the six months ended June 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.
As a result of these items, principally the separation-related and transaction-related expenses, net income decreased $20 million compared with the six months ended June 30, 2017.
Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2018 compared to June 30, 2017:

	Net Revenues			Adjusted EBITDA
	2018	2017	% Change	2018	2017	% Change
Hotel Franchising	$491	$424	16%	$214	$189	13%
Hotel Management	246	196	26%	24	14	71%
Corporate and other	—	—	—	(21)	(20)	5%
Total Company	$737	$620	19%	$217	$183	19%

Reconciliation of Net Income to Adjusted EBITDA

	Six Months Ended June 30,
	2018	2017
Net income	$61	$81
Provision for income taxes	24	55
Depreciation and amortization	41	37
Interest expense, net	11	4
Stock-based compensation	4	5
Separation-related expenses	46	—
Transaction-related expenses	30	—
Restructuring expenses	—	1
Adjusted EBITDA	$217	$183

For the six months ended June 30, 2018, we reported net income of $61 million, which included after-tax charges of $34 million related to our separation from Wyndham Worldwide and $24 million for net transaction-related costs primarily related to acquisitions and dispositions. For the six months ended June 30, 2017, we reported net income of $81 million, which included after-tax charges of $1 million for restructuring activities.

Hotel Franchising
Following is a discussion of the results of our Hotel Franchising segment for the six months ended June 30, 2018 compared to June 30, 2017:

	Six Months Ended June 30,
	2018	2017	% Change
RevPAR(a)
United States	$40.27	$37.50	7%
International(b)	31.13	28.61	9%
Total RevPAR(b)	36.76	34.10	8%

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, International RevPAR increased 3% and total RevPAR increased 6%.

Net revenues increased 16% for the six months ended June 30, 2018 compared with the same period in the prior year primarily due to 6% total hotel franchising system growth and 8% higher RevPAR. Excluding the La Quinta acquisition, net revenues increased 9% primarily due to higher royalties and franchise fees, as well as an increase in marketing, reservation and loyalty fees reflecting global franchisee conference revenues which are completely offset in marketing expenses.
Adjusted EBITDA increased 13% for the six months ended June 30, 2018 compared with the same period in the prior year primarily due to higher revenues. Excluding the La Quinta acquisition, Adjusted EBITDA increased 8% primarily due to higher revenues. During the six months ended June 30, 2018:

•	Marketing, reservation and loyalty expenses increased to 41.6% of revenues from 40.2% during the same period in the prior year primarily due to the global franchisee conference;

•	Operating expenses were 10.6% of revenue compared to 10.8% during the same period in the prior year; and

•	General and administrative expenses decreased to 4.2% of revenues from 4.6% during the same period in the prior year.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $2 million during the six months ended June 30, 2018 and 2017.
Hotel Management
Following is a discussion of the results of our Hotel Management segment for the six months ended June 30, 2018 compared to June 30, 2017:

	Six Months Ended June 30,
	2018	2017	% Change
RevPAR(a)
United States	$89.63	$96.90	(8%)
International(b)	58.50	56.07	4%
Total RevPAR(b)	77.00	78.12	(1%)

(a)	Includes the impact of acquisitions from the acquisition dates forward.

(b)	Excluding currency effects, International RevPAR increased 5% and total RevPAR decreased 1%.

Net revenues increased 26% for the six months ended June 30, 2018 compared with the same period in the prior year primarily due to $51 million of incremental revenues from the La Quinta acquisition (including $46 million of cost-reimbursement revenues). Excluding La Quinta, net revenues decreased 1% reflecting lower cost-reimbursement revenues and lower owned-hotel revenues.
Adjusted EBITDA increased 71% for the six months ended June 30, 2018 compared with the same period in the prior year including $3 million of Adjusted EBITDA from La Quinta. Excluding La Quinta, Adjusted EBITDA increased 50%. During the six months ended June 30, 2018:

•	Cost reimbursements increased to 73.1% of revenues from 69.4% during the same period in the prior year driven by the La Quinta acquisition;

•
Operating expenses decreased to 14.3% of revenue from 21.5% during the same period in the prior year primarily as a result of higher revenues associated with La Quinta and lower expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017;

•	Marketing, reservation and loyalty expenses decreased to 1.5% of revenues from 1.9% during the same period in the prior year due to an increase in total net revenues; and

•	General and administrative expenses increased to 1.1% of revenues from 0.6% during the same period in the prior year.
Cost reimbursement revenue was equal to reimbursable expenses in both 2018 and 2017. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $2 million and $3 million for the six months ended June 30, 2018 and 2017, respectively.

Corporate and Other
Corporate expenses increased $1 million during the six months ended June 30, 2018 compared to the same period in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2018	December 31, 2017	Change
Total assets	$4,934	$2,137	$2,797
Total liabilities	3,498	875	2,623
Total stockholders’ equity	1,436	1,262	174

Total assets increased $2.8 billion from December 31, 2017 to June 30, 2018 primarily due to (i) the La Quinta acquisition, (ii) increased cash from borrowings and (iii) the contribution of assets from our former Parent upon our separation. Total liabilities increased $2.6 billion primarily due to (i) an increase in debt and other liabilities related to the La Quinta acquisition and (ii) the contribution of liabilities from our former Parent upon our separation. Total equity increased $174 million from December 31, 2017 to June 30, 2018 primarily due to the contribution from our former Parent upon separation.

LIQUIDITY AND CAPITAL RESOURCES
We intend to use the cash flow generated by our operations to create value for stockholders. Our asset-light business model, with low fixed costs and stable, recurring franchise fee revenue, generates attractive margins and cash flow. In addition to investments in the business, including acquisitions of brands and businesses that would expand our presence and capabilities in the lodging industry, we expect to return capital to our stockholders through dividends and/or share repurchases. We expect to pay a regular dividend and use excess cash to repurchase shares.

Historically, our net cash was transferred to Wyndham Worldwide, where it was centrally managed. Following the spin-off, we no longer participate in cash management and intercompany funding arrangements with Wyndham Worldwide. Our principal sources of liquidity following the spin-off will be our cash on hand and our ability to generate cash through operations and financing activities, as well as any available funding arrangements we have entered into.

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

The proceeds from the notes offering and the term loan were used primarily to finance the cash consideration for the La Quinta acquisition, as well as to pay related fees and expenses and for general corporate purposes. For a more detailed description of the financing transactions see Note 5 - Acquisition and Note 10 - Long-term Debt and Borrowing Arrangements to the Condensed Consolidated and Combined Financial Statements contained in Part I, Item 1 of this report for a discussion of the La Quinta acquisition, the Credit Facilities and the notes offering.

Our liquidity and access to capital may be impacted by our credit rating, financial performance and global credit market conditions. We believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

CASH FLOW

The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Cash provided by/(used in)
Operating activities:	$33	$80	$(47)
Investing activities:	(1,672)	(18)	(1,654)
Financing activities:	1,996	(56)	2,052
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$357	$5	$352

During the six months ended June 30, 2018, net cash provided by operating activities decreased $47 million compared to the prior-year period primarily due to lower net income resulting from separation-related and transaction-related costs.

Net cash used in investing activities increased $1.7 billion compared to the prior-year period, primarily due to our acquisition of La Quinta.

Net cash provided by financing activities increased $2.1 billion compared to the prior-year period, primarily reflecting the proceeds from the borrowings used to fund the La Quinta acquisition.

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

During the six months ended June 30, 2018, we spent $33 million on capital expenditures primarily for information technology enhancement projects as well as renovations at our Rio Mar property (which costs were funded primarily by previously received insurance proceeds). During 2018, we anticipate spending between $50 to $60 million on capital expenditures. We also expect to spend an additional $20 to $30 million in 2018 to repair and renovate our Rio Mar property, which have been funded with insurance proceeds, and to integrate La Quinta.

In addition, during the six months ended June 30, 2018, we spent $11 million on development advance notes to acquire new franchise and management agreements. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.

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

Under our current stock repurchase program, we repurchased approximately 246,000 shares at an average price of $61.07 for a cost of $15 million during June 2018.

Dividend Policy

During the quarterly period ended June 30, 2018 we paid cash dividends of $0.25 per share ($27 million in aggregate).

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

LONG-TERM DEBT COVENANTS

Our Credit Facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these Credit Facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The Credit Facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the Credit Agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA, as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2018, our first-lien leverage ratio was 2.1 times.

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

As of June 30, 2018, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $29 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve-month periods set forth below:

	7/1/18- 6/30/19	7/1/19- 6/30/20	7/1/20- 6/30/21	7/1/21- 6/30/22	7/1/22- 6/30/23	Thereafter	Total
Long-term debt	$16	$21	$21	$21	$21	$2,045	$2,145
Interest on debt (a)	101	103	104	105	104	229	746
Operating leases	6	5	3	2	—	—	16
Purchase commitments (b)	287	23	12	9	8	24	363
Total (c) (d)	$410	$152	$140	$137	$133	$2,298	$3,270

(a)	Includes interest on long-term debt; estimated using the stated interest rates on our senior notes and the swapped interest rates on our term loan.

(b)
Includes $240 million of cash which is expected to be paid in the third quarter of 2018 to tax authorities and/or CorePoint Lodging Inc. related to the La Quinta acquisition, $94 million for information technology activities and $7 million for marketing-related activities.

(c)
Excludes a $16 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(d)	Excludes other guarantees for which the periods in which such commitments would be settled are not reasonably estimable (See Note 11 - Commitments and Contingencies for further details).

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the audited Combined Financial Statements included in Amendment No. 1 to Wyndham Hotels & Resorts, Inc.’s Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission on April 19, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results. Also see Note 3 - Revenue Recognition to the Condensed Consolidated and Combined Financial Statements contained in Part I, Item 1 of this report for a discussion of our updated accounting policies on Revenue Recognition.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We use various financial instruments, including interest swap contracts, to reduce the interest rate risk related to our debt. We also use foreign currency forwards to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, and forecasted royalties, forecasted earnings and cash flows of foreign subsidiaries and other transactions.
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 9 - Fair Value to the Condensed Consolidated and Combined Financial Statements. Our principal market exposures are interest and foreign currency rate risks.
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro and the British Pound. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
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
Our variable rate borrowings which includes our revolving credit facility and our term loan, a portion of which has been swapped to a fixed interest rate, exposes us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was $600 million as of June 30, 2018. A 100 basis point change in the underlying interest rates would result in approximately a $6 million increase or decrease to our annual long-term debt interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate carrying values due to the short-term nature of these assets and liabilities.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2018. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2018, the absolute notional amount of our outstanding foreign exchange hedging instruments was $29 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $2 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2018, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 11 - Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
June 2018	245,630	$61.07	245,630	$285,000,222
Total	245,630	61.07	245,630	285,000,222

The figures in the table above exclude share repurchases effected by Wyndham Worldwide in April and May 2018, which reduced the number of Wyndham Hotels shares issued in the Distribution. On May 9, 2018, our Board of Directors authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock.

During the period July 1, 2018 through August 2, 2018, we repurchased an additional 0.2 million shares at an average price of $58.47. We currently have $275 million of remaining availability in our current program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: August 3, 2018	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: August 3, 2018	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished with this report.