Form 10-Q
period 2018-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2018-10-30
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
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
99,184,320 shares of common stock outstanding as of September 30, 2018.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated and combined balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”), which, prior to its separation from Wyndham Worldwide Corporation (now known as Wyndham Destinations, Inc.), consisted of the entities holding substantially all of the assets and liabilities of the Wyndham Worldwide Hotel Group business used in managing and operating the hotel businesses of Wyndham Worldwide Corporation (the “Wyndham Hotels & Resorts businesses”), as of September 30, 2018, the related condensed consolidated and combined statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated and combined statements of cash flows and equity for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
October 30, 2018

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues
Royalties and franchise fees	$138	$107	$332	$277
Marketing, reservation and loyalty	151	109	359	282
Hotel management	32	22	90	78
License and other revenues from former Parent	36	20	79	56
Cost reimbursements	219	64	398	199
Other	28	25	83	75
Net revenues	604	347	1,341	967
Expenses
Marketing, reservation and loyalty	139	95	347	269
Operating	51	46	139	135
General and administrative	36	20	85	65
Cost reimbursements	219	64	398	199
Depreciation and amortization	30	19	71	56
Separation-related	17	—	63	—
Transaction-related, net	7	1	37	1
Restructuring	—	—	—	1
Total expenses	499	245	1,140	726
Operating income	105	102	201	241
Interest expense, net	24	2	36	5
Income before income taxes	81	100	165	236
Provision for income taxes	23	42	47	98
Net income	$58	$58	$118	$138

Earnings per share
Basic	$0.58	$0.58	$1.19	$1.39
Diluted	0.58	0.58	1.19	1.39

Cash dividends declared per share	$0.25	$—	$0.50	$—

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$58	$58	$118	$138
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(4)	2	(8)	5
Unrealized gains on cash flow hedges	5	—	7	—
Other comprehensive income/(loss), net of tax	1	2	(1)	5
Comprehensive income	$59	$60	$117	$143

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$387	$57
Trade receivables, net	309	194
Prepaid expenses	41	29
Other current assets	113	54
Total current assets	850	334
Property and equipment, net	331	250
Goodwill	1,513	423
Trademarks, net	1,445	692
Franchise agreements and other intangibles, net	585	251
Other non-current assets	267	187
Total assets	$4,991	$2,137
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$—
Current portion of debt due to former Parent	—	103
Accounts payable	74	38
Deferred income	75	84
Accrued expenses and other current liabilities	532	186
Total current liabilities	702	411
Long-term debt	2,124	—
Debt due to former Parent	—	81
Deferred income taxes	400	173
Deferred income	172	164
Other non-current liabilities	150	46
Total liabilities	3,548	875
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 100,149,475 issued as of 2018 and none issued and outstanding as of 2017	1	—
Treasury stock, at cost – 1,023,472 shares in 2018	(59)	—
Additional paid-in capital	1,446	—
Retained earnings	51	—
Former Parent’s net investment	—	1,257
Accumulated other comprehensive income	4	5
Total stockholders’ equity	1,443	1,262
Total liabilities and equity	$4,991	$2,137

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net income	$118	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	56
Gain on sale	(23)	—
Deferred income taxes	(11)	13
Stock-based compensation	17	—
Net change in assets and liabilities:
Trade receivables	(69)	(27)
Prepaid expenses	—	(2)
Other current assets	(19)	(2)
Accounts payable, accrued expenses and other current liabilities	82	2
Payment of tax liability assumed in La Quinta acquisition	(35)	—
Deferred income	(29)	(22)
Payments of development advance notes, net	(11)	(1)
Other, net	10	(3)
Net cash provided by operating activities	101	152
Investing Activities
Property and equipment additions	(55)	(27)
Acquisition of business, net of cash acquired	(1,696)	—
Proceeds from sale of assets, net	27	—
Proceeds from/(issuance of) loans, net	13	(20)
Insurance proceeds	14	—
Net cash used in investing activities	(1,697)	(47)
Financing Activities
Net transfer to former Parent	(38)	(91)
Proceeds from borrowings from former Parent	13	2
Capital lease payments	(2)	(1)
Proceeds from long-term debt	2,100	—
Debt issuance costs	(28)	—
Capital contribution from former Parent	106	—
Dividend to former Parent	(90)	—
Dividends to shareholders	(52)	—
Repurchases of common stock	(57)	—
Net share settlement of incentive equity awards	(27)	—
Other, net	(1)	—
Net cash provided by/(used in) financing activities	1,924	(90)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents and restricted cash	328	14
Cash, cash equivalents and restricted cash, beginning of period	59	30
Cash, cash equivalents and restricted cash, end of period	$387	$44

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2017	—	$—	$—	$1,257	$—	$—	$5	$1,262
Net income	—	—	—	43	—	75	—	118
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net transfers to former Parent	—	—	—	(38)	—	—	—	(38)
Net contribution from former Parent	—	—	—	233	—	—	—	233
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Dividends	—	—	—	(25)	—	(25)	—	(50)
Transfer of net investment to additional paid-in capital	—	—	—	(1,455)	1,455	—	—	—
Issuance of common stock	100	1	—	—	—	—	—	1
Net share settlement of incentive equity awards	—	—	—	—	(27)	—	—	(27)
Repurchase of common stock	—	—	(59)	—	—	—	—	(59)
Change in deferred compensation	—	—	—	—	17	—	—	17
Other	—	—	—	—	1	1	—	2
Balance as of September 30, 2018	100	$1	$(59)	$—	$1,446	$51	$4	$1,443

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2016	—	$—	$—	$1,085	$—	$—	$—	$1,085
Net income	—	—	—	138	—	—	—	138
Net transfers to former Parent	—	—	—	(91)	—	—	—	(91)
Balance as of September 30, 2017	—	$—	$—	$1,132	$—	$—	$—	$1,132

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
When evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIEs”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Wyndham Hotels determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. Wyndham Hotels will consolidate an entity not deemed a VIE upon a determination that it has a controlling financial interest. For entities where Wyndham Hotels does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

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
Recently Issued Accounting Pronouncements
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt this guidance on January 1, 2019, and is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.
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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.
In August 2018, the FASB issued guidance to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. This guidance should be applied on either a retrospective or prospective basis. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

The tables below summarize the impact of the adoption of the new revenue standard on the Company’s Condensed Combined Income Statement:

	Year Ended December 31, 2017
Net revenues	Previously Reported Balance	New Revenue Standard Adjustments		Adjusted Balance
Royalties and franchise fees	$375	$(11)		$364
Marketing, reservation and loyalty	407	(36)		371
Other	118	(20)		98
Net revenues	1,347	(67)		1,280

Expenses
Marketing, reservation and loyalty	406	(33)		373
Operating	205	(22)		183
Total expenses	1,086	(55)		1,031

Income/(loss) before income taxes	255	(12)	*	243
Provision for income taxes	12	1	*	13
Net income/(loss)	243	(13)		230

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

The table below summarizes the impact of the adoption of the new revenue standard on the Company’s Condensed Combined Balance Sheet:

	At December 31, 2017
Assets	Previously Reported Balance	New Revenue Standard Adjustments	Adjusted Balance
Other current assets	$50	$4	$54
Total current assets	330	4	334
Other non-current assets	176	11	187
Total assets	2,122	15	2,137

Liabilities and net investment
Deferred income	79	5	84
Total current liabilities	406	5	411
Deferred income taxes	181	(8)	173
Deferred income	76	88	164
Other non-current liabilities	78	(32)	46
Total liabilities	822	53	875
Former Parent’s net investment	1,295	(38)	1,257
Total liabilities and net investment	2,122	15	2,137
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
Compensation - Stock Compensation. In May 2017, the FASB issued guidance which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This guidance is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018, as required. There was no material impact on its Condensed Consolidated and Combined Financial Statements and related disclosures.
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

As of September 30, 2018, there was no restricted cash. As of December 31, 2017, total cash, cash equivalents and restricted cash was $59 million, comprised of $57 million of cash and cash equivalents and $2 million of restricted cash, which is included within other current assets on the Condensed Consolidated and Combined Balance Sheet.

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

The Company also recognizes reimbursable payroll costs for operational employees and other reimbursable costs at certain of the Company’s managed hotels as revenue. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses. Additionally, the Company recognizes occupancy taxes on a net basis.

The Company recognizes license and other revenues from Wyndham Destinations for use of the “Wyndham” trademark and certain other trademarks.

In addition, the Company earns revenues from its two owned hotels, which consist primarily of (i) gross room rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues are recognized upon the completion of services.

Contract Liabilities

Contract liabilities generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Contract liabilities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Deferred initial franchise fee revenue	$128	$116
Deferred loyalty program revenue	74	54
Deferred co-branded credit card programs revenue	—	37
Deferred hotel management fee revenue	24	19
Deferred other revenue	21	22
Total	$247	$248

The table above has been revised to include certain deferred revenues that were excluded from the previously reported amounts as of December 31, 2017.  Deferred initial franchise fee revenue has been revised from $98 million to $116 million, Deferred other revenue has been revised from $8 million to $22 million, and Total deferred revenue has been revised from $216 million to $248 million. This revision had no effect on the Company’s previously reported combined financial statements as of and for the year ended December 31, 2017.

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

Capitalized Contract Costs

The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. As of September 30, 2018 and December 31, 2017, capitalized contract costs were $24 million and $26 million, respectively.

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

	10/1/2018- 9/30/2019	10/1/2019- 9/30/2020	10/1/2020- 9/30/2021	Thereafter	Total
Initial franchise fee revenue	$10	$14	$13	$91	$128
Loyalty program revenue	46	18	7	3	74
Hotel management fee revenue	2	—	2	20	24
Other revenue	17	1	1	2	21
Total	$75	$33	$23	$116	$247

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Hotel Franchising
Royalties and franchise fees	$137	$104	$326	$271
Marketing, reservation and loyalty	151	109	357	281
License and other revenues from former Parent	36	20	79	56
Other	24	25	78	74
Total Hotel Franchising	348	258	840	682

Hotel Management
Royalties and franchise fees	1	3	6	6
Marketing, reservation, and loyalty	—	—	2	1
Hotel management - owned properties	17	16	58	60
Hotel management - managed properties	15	6	32	18
Cost reimbursements	219	64	398	199
Other	—	—	1	1
Total Hotel Management	252	89	497	285

Corporate and Other	4	—	4	—

Net Revenues	$604	$347	$1,341	$967

4.	Earnings Per Share
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

The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$58	$58	$118	$138
Basic weighted average shares outstanding	99.8	99.8	99.8	99.8
Stock options and restricted stock units (“RSUs”)	0.3	—	0.1	—
Diluted weighted average shares outstanding	100.1	99.8	99.9	99.8
Earnings per share:
Basic	$0.58	$0.58	$1.19	$1.39
Diluted	0.58	0.58	1.19	1.39

Dividends:

Aggregate dividends paid to shareholders	$25	$—	$52	$—

Stock Repurchase Program

On May 9, 2018, the Company’s Board of Directors approved a stock repurchase program, which became effective immediately following the Distribution, under which it is authorized to repurchase up to $300 million of its outstanding common stock.

The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of May 31, 2018	—	$—	$—
For the four months ended September 30, 2018	1.0	59	57.84
As of September 30, 2018	1.0	$59	57.84

The Company had $241 million of remaining availability under its program as of September 30, 2018.

5.	Acquisition
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

The La Quinta Acquisition

On May 30, 2018, the Company completed its previously announced acquisition of La Quinta Holdings Inc.’s hotel franchising and hotel management business (“La Quinta”) for $1.95 billion in cash, which includes $15 million of purchase price that the Company withheld to pay La Quinta employee-related liabilities. The addition of La Quinta’s over 900 franchised hotels and nearly 89,000 rooms increases Wyndham Hotels’ midscale presence and expands its reach further into the upper-midscale segment of the lodging industry. In addition, this transaction expands the Company’s number of managed hotel properties from 116 to more than 430. This acquisition will strengthen the Company’s position in the midscale and upper-midscale segments of the hotel industry, which has been and continues to be one of the Company’s strategic priorities.

In conjunction with the acquisition, stockholders of La Quinta Holdings received $16.80 per share in cash (approximately $1.0 billion in aggregate), and Wyndham Hotels repaid approximately $715 million of La Quinta Holdings’ debt and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the taxable spin-off of La Quinta Holdings’ owned real estate assets into CorePoint Lodging, Inc. (“CorePoint”), which occurred immediately prior to the acquisition of La Quinta. Wyndham Hotels financed the $1.95 billion acquisition with proceeds from its $500 million offering of 5.375% senior notes due 2026 completed in April 2018 and a $1.6 billion term loan due 2025 that closed in connection with the acquisition.

The preliminary allocation of the purchase price is summarized as follows:

		Amount
Total consideration (a)		$1,951
Cash withheld to repay La Quinta Holdings Inc.’s estimated tax liability (b)		(240)
Cash withheld to pay employee-related liabilities		(15)
Net cash consideration		1,696

Cash escrowed from CorePoint (c)	$985
Payment of La Quinta Holdings Inc.’s long‑term debt (c)	(985)
	—	—
Cash utilized to repay La Quinta Holdings Inc.’s long‑term debt (d)		(715)
Net cash consideration (to shareholders of La Quinta Holdings Inc.)		$981

Total current assets (e)		$68
Property and equipment		19
Trademarks (f)		759
Franchise agreements (f)		228
Management contracts (f)		137
Other assets		5
Total assets acquired		$1,216

Total current liabilities (e)		$105
Deferred income taxes (g)		258
Long‑term debt repaid at acquisition (c)		715
Assumed tax liability (b)		240
Other liabilities		11
Total liabilities assumed		1,329
Net identifiable liabilities acquired		(113)
Goodwill (h)		1,094
Total consideration transferred		$981

(a)	Includes additional consideration of $1 million net debt adjustment paid to CorePoint during the third quarter of 2018.

(b)
Reflects a portion of the purchase price which is expected to be paid in late 2018 or early 2019 to tax authorities and/or CorePoint. During the third quarter of 2018, the Company paid $35 million related to this liability. As such, the balance at September 30, 2018 was $205 million, which is reported within Accrued expenses and other current liabilities on the Condensed Consolidated and Combined Balance Sheet.

(c)
As a result of a change in control provision within La Quinta’s long-term indebtedness, CorePoint deposited $985 million into an escrow account which was utilized to repay a portion of La Quinta Holdings Inc.’s existing indebtedness.

(d)	Reflects the portion of La Quinta Holdings Inc.’s long-term debt that was required to be paid by the Company upon a change in control.

(e)	The fair values of total current assets and total current liabilities are estimated to approximate their current carrying values.

(f)
The identifiable intangible assets consist of trademarks with an indefinite life, franchise agreements which have a weighted average life of 25 years and management agreements which have a weighted average life of 15 years. The preliminary fair valuation was performed with the assistance of a third‑party valuation firm, which included the consideration of various valuation techniques that the Company deems appropriate for the measurement of fair value of the assets acquired and liabilities assumed. The final valuation is expected to be completed in late 2018 and may be different from the preliminary results which could result in a change to the fair value of the intangible assets acquired.

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
The significant assumptions that were utilized for the CorePoint agreements were: (i) forecasted gross room revenues, (ii) franchise and management fee rates of 5.0% each, which were tax affected, and (iii) a discount rate of 9.5% and 9.0% for CorePoint franchise and management agreements, respectively.

(g)
The deferred tax liability primarily results from the fair value adjustments for the identifiable intangible assets. This estimate of deferred tax liabilities was determined based on the book and tax basis differences attributable to the identifiable intangible assets acquired at a combined federal and state effective tax rate.

(h)	The goodwill recognized in the La Quinta acquisition is not expected to be deductible for income tax purposes.

La Quinta’s incremental contributions to Net revenues and Operating income for the three months ended September 30, 2018 were $238 million and $31 million, respectively. Pro forma Net revenues and Operating income would have been $1,694 million and $212 million, respectively, during the nine months ended September 30, 2018, if La Quinta’s historical results had been included in the Company’s Condensed Consolidated and Combined Statement of Operations since January 1, 2018. For 2017, pro forma Net revenues and Net income would have been $2,041 million and $263 million, respectively. This acquisition was assigned to the Company’s Hotel Franchising and Hotel Management segments.

6.	Intangible Assets
Intangible assets consisted of:

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized Intangible Assets:
Goodwill	$1,513			$423
Trademarks	$1,441			$683
Amortized Intangible Assets:
Franchise agreements	$863	$427	$436	$640	$417	$223
Management agreements	157	11	146	33	8	25
Trademarks	5	1	4	10	1	9
Other	6	3	3	6	3	3
	$1,031	$442	$589	$689	$429	$260

The changes in the carrying amount of goodwill are as follows:

	Balance as of December 31, 2017	Goodwill Acquired During 2018	Adjustments to Goodwill	Balance as of September 30, 2018

Hotel Franchising	$385	$1,027	$(4)	$1,408
Hotel Management	38	67	—	105
Total	$423	$1,094	$(4)	$1,513

Amortization expense relating to amortizable intangible assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Franchise agreements	$6	$4	$15	$11
Management agreements	3	1	5	2
Other	1	—	2	2
Total *	$10	$5	$22	$15

*    Included as a component of depreciation and amortization on the Condensed Consolidated and Combined Statements of Income.

7.	Franchising, Marketing and Reservation Activities
Royalties and franchise fee revenues on the Condensed Consolidated and Combined Statements of Income include initial franchise fees of $5 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and $14 million and $11 million for the nine months ended September 30, 2018 and 2017, respectively.
In accordance with its franchise agreements, generally Wyndham Hotels is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees. Additionally, the Company is required to provide certain services to its franchisees, including technology and purchasing programs.
The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was not significant during the three months ended September 30, 2018 and 2017, and was $1 million during the nine months ended September 30, 2018 and 2017. Development advance notes recorded on the Condensed Consolidated and Combined Balance Sheets amounted to $76 million and $64 million as of September 30, 2018 and December 31, 2017, respectively, and are classified within other non-current assets on the Condensed Consolidated and Combined Balance Sheets. During the three months ended September 30, 2018 and 2017, the Company recorded $2 million related to the forgiveness of these notes. Further, during the nine months ended September 30, 2018 and 2017, the Company recorded $5 million related to the forgiveness of these notes. Such amounts are recorded as a reduction of franchise fees on the Condensed Consolidated and Combined Statements of Income. The Company recorded less than $1 million during both the three and nine months ended September 30, 2018 and 2017 of bad debt expenses related to development advance notes. Such expenses were reported within operating expenses on the Condensed Consolidated and Combined Statements of Income. The Company received $1 million and less than $1 million of proceeds from repayment of development advance notes during the three months ended September 30, 2018 and 2017, and issued $11 million and $1 million of development advance notes during the three months ended September 30, 2018 and 2017, respectively. The Company received $11 million and $4 million of proceeds from repayment of development advance notes during the nine months ended September 30, 2018 and 2017, respectively, and issued $22 million and $5 million of development advance notes during the nine months ended September 30, 2018 and 2017, respectively. These amounts are reflected net in operating activities on the Condensed Consolidated and Combined Statements of Cash Flows.

8.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. The Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns through the date of Distribution with its former Parent and other subsidiaries that are not included in its Condensed Combined Financial Statements. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014, as part of the Company’s former Parent’s filings. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2009. During the nine months ended September 30, 2018 and 2017, the Company's former Parent paid $27 million and $75 million, respectively, of federal and state income tax liabilities related to the Company, which is reflected in its Condensed Consolidated and Combined Financial Statements as an increase to former Parent’s net investment. In the four months following the Distribution, the Company made federal and state income tax payments, net of refunds, in the amount of $27 million, excluding any assumed La Quinta tax liabilities. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $9 million during the nine months ended September 30, 2018 and 2017.

The Company’s effective tax rates were 28.4% and 42.0% during the three months ended September 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company’s effective tax rates were 28.5% and 41.5% during the nine months ended September 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.

The Company did not make any additional measurement-period adjustments related to the impact from the U.S. Tax Cuts and Jobs Act recorded for 2017 during third quarter. The Company was part of its former Parent’s consolidated 2017 U.S. federal income tax return that was filed during the fourth quarter 2018 and will be part of consolidated and combined returns for other jurisdictions that will be filed in the fourth quarter. As a result, the Company will be analyzing the impact on its estimates from the U.S. Tax Cuts and Jobs Act recorded in 2017, and expects to record any required adjustments during the fourth quarter of 2018.

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

	September 30, 2018
	Carrying Amount	Estimated Fair Value
Debt
Total debt	$2,145	$2,176
The Company estimates the fair value of its debt, excluding capital leases, using Level 2 inputs based on indicative bids from investment banks or quoted market prices.
Financial Instruments
Changes in interest rates and foreign exchange rates expose Wyndham Hotels to market risk. The Company also uses cash flow hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk, and it does not use derivatives for trading or speculative purposes.
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties, and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were $3 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively.
As required, the Company began accounting for Argentina as a highly inflationary economy as of July 1, 2018. The Company incurred $4 million in foreign currency exchange losses related to Argentina during the three and nine months ended September 30, 2018. Such losses are included in operating expenses in the Condensed Consolidated and Combined Statements of Income.

Credit Risk and Exposure
The Company is exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and often by requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.
As of September 30, 2018, Wyndham Hotels had $40 million of management guarantee receivables related to hotel management agreements that provides the owner of the hotels with a guarantee of a certain level of profitability based upon various metrics. The collectability of these receivables is contingent on the future profitability of the managed hotels subject to the management agreements. See Note 11 - Commitments and Contingencies for further detail.

10.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2018	December 31, 2017
Long-term debt: *
$750 million revolving credit facility (due May 2023)	$—	$—
Term loan (due May 2025)	1,585	—
5.375% senior unsecured notes (due April 2026)	493	—
Capital leases	67	—
Debt due to former Parent	—	184
Total long-term debt	2,145	184
Less: Current portion of long-term debt	21	103
Long-term debt	$2,124	$81

* The carrying amount of the term loan and senior unsecured notes are net of debt issuance costs of $21 million as of September 30, 2018.

Maturities and Capacity

The Company’s outstanding debt as of September 30, 2018 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	21
Between 4 and 5 years	21
Thereafter	2,040
Total	$2,145

As of September 30, 2018, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	14
Available capacity	$736

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
The Company used the net cash proceeds from the notes to replace a portion of Wyndham Worldwide’s bridge term loan facility, reducing former Parent’s outstanding bridge term loan facility commitments to approximately $1.5 billion. The remainder of the bridge term loan facility, which had been put in place to provide funding for the La Quinta acquisition, was terminated in conjunction with the issuance of the Term Loan. Wyndham Worldwide paid $12 million to obtain such financing commitments.
Capital Lease. In connection with the Company’s separation from Wyndham Worldwide, Wyndham Hotels was assigned the lease for its corporate headquarters located in Parsippany, New Jersey from its former Parent, which resulted in the Company recording a capital lease obligation and asset of $66 million and $43 million, respectively. Such capital lease has an interest rate of 4.5% during 2018.

Deferred Financing Costs

The Company classifies debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated and Combined Balance Sheets. The Company had debt issuance costs of $5 million as of September 30, 2018.

Cash Flow Hedge

On May 30, 2018, Wyndham Hotels hedged a portion of its $1.6 billion term loan. The pay-fixed/receive-variable interest rate swaps have a total notional amount $1.0 billion, of which $500 million has an initial term of five years and $500 million has an initial term of two and half years, with fixed rates of 2.66% and 2.52%, respectively. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $9 million asset as of September 30, 2018, which was included within other non-current assets on the Condensed Consolidated and Combined Balance Sheet. Gains recognized in Accumulated other comprehensive income for the three and nine months ended September 30, 2018 were $5 million and $7 million, respectively.

Debt Due to former Parent

During May 2018, the Company’s former Parent contributed $197 million of debt that was due from a subsidiary of Wyndham Hotels. Such outstanding borrowings are eliminated within the Condensed Consolidated and Combined Financial Statements. As of December 31, 2017, Wyndham Hotels had $184 million of outstanding borrowings from its former Parent.

Interest Expense, Net

Wyndham Hotels incurred net interest expense of $24 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $36 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively. Cash paid related to such interest was $22 million for the three and nine months ended September 30, 2018.

11.	Commitments and Contingencies
The Company is involved in claims, legal and regulatory proceedings, and governmental inquiries related to the Company’s business.

Litigation
Wyndham Hotels is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings.
The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. The Company will assume one-third of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the spin-off, including liabilities of Wyndham Worldwide related to, arising out of or resulting from certain terminated or divested businesses, certain general corporate matters of Wyndham Worldwide and any actions with respect to the separation plan or the distribution made or brought by any third party.

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
Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $28 million and $3 million as of September 30, 2018 and December 31, 2017. For matters not requiring accrual, Wyndham Hotels believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. The Company had receivables of $25 million as of September 30, 2018 for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated and Combined Balance Sheet. As of September 30, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $28 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.
Hotel Management Guarantees

The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from nine to ten years. As of September 30, 2018, the maximum potential amount of future payments that may be made under these guarantees was $104 million with a combined annual cap of $26 million. These guarantees have a remaining life of approximately four to six years with a weighted average life of approximately five years.

In connection with its performance guarantees, as of September 30, 2018, the Company maintained a liability of $23 million, of which $15 million was included in other non-current liabilities and $8 million was included in accrued expenses and other current liabilities on its Condensed Consolidated and Combined Balance Sheet. As of September 30, 2018, the Company also had a corresponding $11 million asset related to these guarantees, of which $10 million was included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated and Combined Balance Sheet. As of December 31, 2017, the Company maintained a liability of $23 million, of which $16 million was included in other non-current liabilities and $7 million was included in accrued expenses and other current liabilities on its Condensed Consolidated and Combined Balance Sheet. As of December 31, 2017, the Company also had a corresponding $12 million asset related to the guarantees, of which $1 million was included in other current assets and $11 million was included in other non-current assets on its Condensed Consolidated and Combined Balance Sheet. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million for the three months ended September 30, 2018 and 2017, and $1 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively.

For guarantees subject to recapture provisions, the Company had a receivable of $44 million as of September 30, 2018, of which $42 million was included in other non-current assets and $2 million was included in other current assets on its Condensed Consolidated and Combined Balance Sheet. As of December 31, 2017, the Company had a receivable of $41 million which was included in other non-current assets on its Condensed Consolidated and Combined Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

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

In connection with the sale of the European Vacation Rentals business, the Company has provided certain post-closing credit support in the form of guarantees of up to approximately $87 million to ensure that the business meets the requirements of certain credit card service providers, travel association and regulatory authorities. The fair value of the Company's post-closing credit support of $87 million in guarantees resulted in the Company recording a liability of $41 million and a $27 million receivable from its former Parent representing two-thirds of such guarantee.

In addition, WDN has agreed that either it or Wyndham Hotels will provide an additional $46 million in post-closing credit support to certain regulatory authorities by September 30, 2018. In connection with such additional post-closing credit support, former Parent has deposited $46 million in escrow account funding. The escrow account funding will be released to Wyndham Destinations to the extent alternative post-closing credit support is provided by September 30, 2018, and the Company may receive one-third of any amount received in respect to the release of the escrow account. During third quarter 2018, the Company provided $46 million of credit support and recorded a liability of $22 million for the fair value of such credit support. Wyndham Destinations is responsible for two-thirds of such guarantee, and thus the Company recorded a receivable for two-thirds of the fair value of the guarantee, which amounted to $15 million. In connection with the alternative post-closing credit support, the Company also provided a guarantee in favor of Platinum Equity, LLC as credit support.

As a result of the Company providing the credit support, the escrow deposit of $46 million was released to the Company’s former Parent. The Company is entitled to one-third of the escrow deposit and recorded a receivable of approximately $15 million from Wyndham Destinations. This receivable will be settled with the Company’s former Parent in conjunction with the final calculation of the net proceeds from the sale of the European Vacation Rentals business to Compass IV Limited. Such post-closing credit support may be called if the European Vacation Rentals business fails to meets its primary obligation to pay amounts when due. Compass IV Limited has provided an indemnity to Wyndham Worldwide Corporation in the event that the post-closing credit support is enforced or called upon. Pursuant to the terms of the Separation and Distribution Agreement that was entered into in connection with the Distribution, the Company will assume one-third and Wyndham Destinations will assume two-thirds of any such losses actually incurred by Wyndham Destinations or the Company in the event that these credit support arrangements are enforced or called upon by any beneficiary and of any amounts received by Wyndham Destinations in respect of any indemnification claims made.

The total fair value of the Company’s post-closing credit support guarantees amounted to $63 million and was included in other non-current liabilities, and a $42 million receivable from its former Parent representing two-thirds of such guarantee which was included in other non-current assets on its Condensed Consolidated and Combined Balance Sheet.

License Agreement related to Wyndham Worldwide’s Sale of its European Vacation Rentals Business
In connection with its sale, the European Vacation Rentals business has entered into a 20-year agreement under which it will pay Wyndham Hotels a royalty fee of 1% of net revenue for the right to use the “by Wyndham” endorser brand. The Company recorded $3 million and $4 million of royalty fees related to this agreement for the three and nine months ended September 30, 2018, respectively.

Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates

Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The remaining amount of liabilities which were assumed by the Company in connection with the spin-off was $27 million as of September 30, 2018, of which $26 million was included within other non-current liabilities and $1 million was included within current liabilities on its Condensed Consolidated and Combined Balance Sheet. In addition, the Company had $32 million of receivables due from former Parent and subsidiaries relating to income taxes as of September 30, 2018, which was included within current assets on its Condensed Consolidated and Combined Balance Sheet.

12.	Stock-Based Compensation
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock or cash-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan, which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2018, 7.4 million shares remained available.

Incentive Equity Awards Granted by the Company
On May 17, 2018, Wyndham Hotels’ Board of Directors approved an incentive equity award grant to key employees and senior officers of Wyndham Hotels in the form of RSUs and stock options. Such awards were converted to Wyndham Hotels equity awards on the first day of trading after the Company’s separation from Wyndham Worldwide. The Company granted 0.5 million RSUs and 0.5 million options to key employees during the nine months ended September 30, 2018 that vest ratably over a four-year period.
The activity related to the Company’s incentive equity awards from June 1, 2018 through September 30, 2018 consisted of the following:

	RSUs			Options
	Number of RSUs		Weighted Average Grant Price	Number of Options		Weighted Average Grant Price
Balance as of May 31, 2018	—		$—	—		$—
Granted(a)	0.5		61.40	0.5		61.40
Vested/exercised	—		—	—		—
Balance as of September 30, 2018	0.5	(b)	$61.40	0.5	(c)	$61.40

(a)	Represents awards granted by the Company primarily on June 1, 2018.

(b)
Approximately 0.5 million RSUs as of September 30, 2018 are expected to vest over time and have an aggregate unrecognized compensation expense of $29 million, which is expected to be recognized over a weighted average period of 3.7 years.

(c)
Approximately 0.5 million options outstanding as of September 30, 2018 are expected to vest over time and have an aggregate unrecognized compensation expense of $6 million, which is expected to be recognized over a weighted average period of 3.7 years.

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

2018
Grant date strike price	$61.40
Expected volatility	22.72%
Expected life	4.25 years
Risk-free interest rate	2.73%
Projected dividend yield	1.63%

Stock-Based Compensation Expense for Awards Granted by the Company

Stock-based compensation expense for the awards granted in 2018 to employees amounted to $2 million and $3 million for the three and nine months ended September 30, 2018, respectively. The Company also recorded stock-based compensation expense for non-employee directors of $1 million for the three and nine months ended September 30, 2018.

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

Incentive Equity Awards Conversion

Upon the Company’s separation, all outstanding share-based compensation awards granted by Worldwide Worldwide were converted at a ratio of one Wyndham Hotels equity award and one Wyndham Destinations equity award for every one Wyndham Worldwide equity award.

Incentive Equity Award Modification

In August 2017, in conjunction with the anticipated spin-off of Wyndham Hotels, the Wyndham Worldwide board of directors approved certain modifications to the incentive equity awards granted by Wyndham Worldwide. Such modifications were contingent upon the spin-off becoming probable. On May 9, 2018, Wyndham Worldwide’s board of directors approved the spin-off of Wyndham Hotels, resulting in an acceleration of vesting for all outstanding equity awards granted prior to 2018. As a result of this acceleration, 0.1 million RSUs and PSUs vested on June 1, 2018 and 0.3 million RSUs are expected to vest on November 30, 2018. In addition, 0.1 million RSUs not subject to modification will vest in July 2019.

The activity related to RSUs and PSUs granted by Wyndham Worldwide to Wyndham Hotels employees for the nine months ended September 30, 2018 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price (b)	Number of PSUs	Weighted Average Grant Price
Balance as of December 31, 2017	0.3		$60.80	0.1	$60.80
Granted(a)	0.1		64.46	—	—
Transferred from former Parent (c)	0.2		61.65	—	—
Vested/canceled	(0.2)		60.84	(0.1)	60.80
Balance as of September 30, 2018	0.4	(d)	$61.58	—	$—

(a)	Represents awards granted by Wyndham Worldwide on March 1, 2018.

(b)	Weighted average grant prices were adjusted to reflect changes resulting from the modification and separation from Wyndham Worldwide.

(c)	Represents awards related to employees that transferred from Wyndham Worldwide to Wyndham Hotels upon separation.

(d)
Approximately 0.4 million outstanding RSUs as of September 30, 2018 are expected to vest over time and have an aggregate unrecognized compensation expense of $10 million which is expected to be recognized over a weighted average period of 0.5 years.

Stock-Based Compensation Expense Granted by Wyndham Worldwide

Under the Stock Plan, the Company recorded $10 million and $33 million of stock-based compensation expense for the three and nine months ended September 30, 2018, respectively, for awards granted to Wyndham Hotel employees, of which $10 million and $30 million, respectively, were recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income. Such separation-related costs included $15 million of expense for the nine months ended September 30, 2018 as a result of the modification of the Stock Plan.

13.	Segment Information
The reportable segments presented below represent Wyndham Hotels’ operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, Wyndham Hotels also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “Adjusted EBITDA”, which is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related costs (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, early extinguishment of debt costs and income taxes. Beginning with the third quarter of 2018, Wyndham Hotels’ calculation of Adjusted EBITDA excludes the currency effects of highly inflationary countries. Wyndham Hotels believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, Wyndham Hotels believes allows a more complete understanding of its operating performance. Wyndham Hotels’ presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30, 2018
	2018		2017
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$348	$178	$258	$132
Hotel Management	252	5	89	1
Total Reportable Segments	600	183	347	133
Corporate and Other	4	(17)	—	(9)
Total Company	$604	$166	$347	$124

Reconciliation of Net income to Adjusted EBITDA

	Three Months Ended September 30, 2018
	2018	2017
Net income	$58	$58
Provision for income taxes	23	42
Depreciation and amortization	30	19
Interest expense, net	24	2
Stock-based compensation	3	2
Separation-related	17	—
Transaction-related, net	7	1
Foreign currency impact of highly inflationary countries	4	—
Adjusted EBITDA	$166	$124

	Nine Months Ended September 30, 2018
	2018		2017
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$840	$394	$682	$321
Hotel Management	497	29	285	15
Total Reportable Segments	1,337	423	967	336
Corporate and Other	4	(41)	—	(29)
Total Company	$1,341	$382	$967	$307

Reconciliation of Net income to Adjusted EBITDA

	Nine Months Ended September 30, 2018
	2018	2017
Net income	$118	$138
Provision for income taxes	47	98
Depreciation and amortization	71	56
Interest expense, net	36	5
Stock-based compensation	6	8
Separation-related	63	—
Transaction-related, net	37	1
Foreign currency impact of highly inflationary countries	4	—
Restructuring	—	1
Adjusted EBITDA	$382	$307

14.	Separation-Related and Transaction-Related Costs

Separation-Related

On May 31, 2018, Wyndham Worldwide completed the Distribution, which resulted in Wyndham Hotels & Resorts, Inc. becoming a separate, publicly traded company (see Note 1 - Basis of Presentation for further details).

For the three and nine months ended September 30, 2018, the Company incurred $17 million and $63 million, respectively, of separation-related costs associated with its spin-off from Wyndham Worldwide. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

Transaction-Related, Net

For the three months ended September 30, 2018, the Company incurred $7 million of transaction-related costs primarily related to the Company’s acquisition of La Quinta.

For the nine months ended September 30, 2018, the Company incurred $37 million of transaction-related costs consisting of $60 million primarily related to the Company’s acquisition of La Quinta partially offset by a $23 million gain on the sale of its Knights Inn brand in May 2018. This sale was not material to the Company’s results of operations or financial position.

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
Net Transfer to Former Parent
The components of net transfers to former Parent in the Condensed Consolidated and Combined Statements of former Parent’s Net Investment were as follows:

	Nine Months Ended September 30,
	2018	2017
Cash pooling and general financing activities	$(110)	$(220)
Indirect general corporate overhead allocations	12	25
Corporate allocations for shared services	13	21
Stock-based compensation allocations	20	8
Income taxes	27	75
Net transfers to former Parent	$(38)	$(91)

Net Contribution from Former Parent
The components of net contribution from former Parent in the Condensed Consolidated and Combined Statements of former Parent’s Net Investment were as follows:

Nine Months Ended September 30, 2018
Contribution of outstanding borrowings due to former Parent	$197
Capital contribution from former Parent	106
Dividend to former Parent	(90)
Other contributions from former Parent, net	20
Net contribution from former Parent	$233
Debt Due to Former Parent
Wyndham Hotels had $184 million of outstanding borrowings from its former Parent as of December 31, 2017. See Note 10 - Long-Term Debt and Borrowing Arrangements for further detail.
Services Provided by Former Parent
Prior to the Distribution, Wyndham Hotels’ combined financial statements include costs for services that its former Parent provided to the Company, including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During the nine months ended September 30, 2018 and 2017, Wyndham Hotels was charged $13 million and $21 million, respectively, for such services, which were included in Operating and General and administrative expenses in Wyndham Hotels’ Condensed Consolidated and Combined Statements of Income.
Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $12 million and $25 million of expenses for indirect general corporate overhead from former Parent during the nine months ended September 30, 2018 and 2017, respectively, which are included in General and administrative expenses within its Condensed Consolidated and Combined Statements of Income.
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
Insurance
Prior to the Distribution, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million and $2 million for insurance during the nine months ended September 30, 2018 and 2017, respectively, which was included in the Condensed Consolidated and Combined Statements of Income.
Defined Contribution Benefit Plans
Prior to the Distribution, former Parent administered and maintained domestic defined contribution savings plans and a domestic deferred compensation plan that provide eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million and $4 million during the nine months ended September 30, 2018 and 2017, respectively.

Transactions with Former Parent
In connection with the Distribution, Wyndham Hotels and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destination’s affiliations with one of the industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

Wyndham Hotels also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement, a transition services agreement and a license, development and noncompetition agreement. In connection with these agreements, the Company recorded $4 million of revenues during the three and nine months ended September 30, 2018, which are reported within Corporate and Other.

These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. These Condensed Consolidated and Combined Financial Statements do not reflect the effect of these new and/or revised agreements for periods prior to the Distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” as that term is defined by the Securities and Exchange Commission (“SEC”). Forward-looking statements are any statements other than statements of historical fact, including statements regarding our expectations, beliefs, hopes, intentions or strategies regarding the future. In some cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” “future” or other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results of Wyndham Hotels to differ materially from those discussed in, or implied by, the forward-looking statements. Factors that might cause such a difference include, but are not limited to, market demand for shares of Wyndham Hotels’ common stock, general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, the impact of war, terrorist activity or political strife, operating risks associated with the hotel business, uncertainties related to Wyndham Hotels’ ability to realize the anticipated benefits of the spin-off or the La Quinta acquisition, uncertainties related to the successful integration of Wyndham Hotels’ business with La Quinta’s hotel franchising and management businesses, uncertainties related to Wyndham Hotels’ ability to obtain financing or the terms of such financing, unanticipated developments related to the impact of the spin-off and the La Quinta acquisition on our relationships with our customers, suppliers, employees and others with whom we have relationships, unanticipated developments resulting from possible disruption to our operations resulting from the spin-off or the La Quinta acquisition, uncertainties related to our post-closing credit obligations in connection with the divestiture of the European Vacation Rentals business, our credit rating, the timing and amount of future share repurchases and dividends, and those disclosed as risks under “Risk Factors” in Part II, Item 1A of this report. We caution readers that any such statements are based on currently available operational, financial and competitive information, and they should not place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date on which they were made. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.
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
Wyndham Hotels operates in the following segments:

•	Hotel franchising — licenses our lodging brands and provides related services to third-party hotel owners and others.

•	Hotel management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by Wyndham Hotels.
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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and Adjusted EBITDA. Beginning with the third quarter of 2018, our calculation of Adjusted EBITDA excludes the currency effects of highly inflationary countries. Adjusted EBITDA is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related costs (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, early extinguishment of debt costs and income taxes. We believe that Adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. GAAP measures, gives a more complete understanding of our operating performance. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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
OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2018 and 2017. “Rooms” represent the number of hotel rooms in our brand systems as of the last date of the period. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section below for a discussion as to how these operating statistics affected our business for the periods presented.

	At September 30,
	2018	2017	% Change
Rooms(a)
United States	504,500	426,000	18%
International	293,800	282,500	4%
Total rooms	798,300	708,500	13%

	Three Months Ended September 30,
	2018	2017	% Change
RevPAR(a)
United States	$54.42	$49.00	11%
International(b)	37.31	37.25	0%
Total RevPAR(b)	48.21	44.36	9%

	Nine Months Ended September 30,
	2018	2017	% Change
RevPAR(a)
United States	$46.75	$42.55	10%
International(c)	34.08	32.33	5%
Total RevPAR(c)	41.97	38.58	9%

(a)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(b)	Excluding currency effects for the three months ended September 30, 2018, international RevPAR increased 6% and total RevPAR increased 10%.

(c)	Excluding currency effects for the nine months ended September 30, 2018, international RevPAR increased 5% and total RevPAR increased 9%.

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE MONTHS ENDED SEPTEMBER 30, 2017

	Three Months Ended September 30,
	2018	2017	% Change
Net revenues	$604	$347	74%
Expenses	499	245	104%
Operating income	105	102	3%
Interest expense, net	24	2	NM
Income before income taxes	81	100	(19%)
Provision for income taxes	23	42	(45%)
Net income	$58	$58	0%
During the three months ended September 30, 2018, net revenues increased 74% compared with the prior-year period, primarily due to $238 million of incremental revenues from the La Quinta acquisition, which included $154 million of incremental reimbursement cost revenues. Excluding the La Quinta acquisition, net revenues increased 5% primarily due to higher royalties and higher license and other fees.
During the three months ended September 30, 2018, total expenses increased 104% which included $207 million of incremental expenses from La Quinta, $17 million of separation-related costs, $7 million of net transaction-related costs associated with the La Quinta acquisition and $4 million of foreign currency expense related to the highly inflationary economy in Argentina. During the three months ended September 30, 2018:

•
Marketing, reservation and loyalty expenses decreased to 23.0% of revenues from 27.4% during the three months ended September 30, 2017, primarily due to the increase in cost reimbursement revenues. Excluding La Quinta, marketing, reservation and loyalty expenses declined to 27.0% of revenues from 27.4% due to higher net revenues;

•
Operating expenses decreased to 8.4% of revenues from 13.3% during the three months ended September 30, 2017, primarily as a result of an increase in cost reimbursement revenues partially offset by the foreign currency impact from the highly inflationary economy in Argentina; and

•	General and administrative expenses decreased to 6.0% of revenues from 6.1% during the three months ended September 30, 2017.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $12 million ($7 million excluding La Quinta) and $14 million during the three months ended September 30, 2018 and 2017, respectively.
Our effective tax rates were 28.4% and 42.0% for the three months ended September 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.
As a result of these items, net income was unchanged compared with the three months ended September 30, 2017.
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,
	2018	2017
Net income	$58	$58
Provision for income taxes	23	42
Depreciation and amortization	30	19
Interest expense, net	24	2
Stock-based compensation	3	2
Separation-related expenses	17	—
Transaction-related expenses, net	7	1
Foreign currency impact of highly inflationary countries	4	—
Adjusted EBITDA	$166	$124

For the three months ended September 30, 2018, we reported net income of $58 million, which included after-tax charges of $12 million related to our separation from Wyndham Worldwide, $5 million of net transaction-related costs primarily related to our acquisition and divestiture and $4 million related to the foreign currency impact of the highly inflationary economy in Argentina. For the three months ended September 30, 2017, we reported net income of $58 million, which included an after-tax charge of $1 million for transaction-related costs.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2018 compared to September 30, 2017:

	Net Revenues			Adjusted EBITDA
	2018	2017	% Change	2018	2017	% Change
Hotel Franchising	$348	$258	35%	$178	$132	35%
Hotel Management	252	89	183%	5	1	400%
Corporate and Other	4	—	NM	(17)	(9)	NM
Total Company	$604	$347	74%	$166	$124	34%

Hotel Franchising

	Three Months Ended September 30,
	2018	2017	% Change
Rooms(a)
United States	451,100	413,100	9%
International	280,100	271,000	3%
Total rooms	731,200	684,100	7%
RevPAR(a)
United States	$52.36	$47.41	10%
International(b)	36.42	36.25	0%
Total RevPAR(b)	46.34	43.03	8%

(a)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(b)	Excluding currency effects, International RevPAR increased 6% and total RevPAR increased 9%.

Net revenues increased 35% for the three months ended September 30, 2018 compared with the prior-year period primarily due to the acquisition of La Quinta, which contributed to 7% Hotel Franchising total system growth and 8% higher RevPAR. Excluding the La Quinta acquisition, net revenues increased 7% primarily due to higher royalties and $16 million of higher license and other fees.
Adjusted EBITDA increased 35% for the three months ended September 30, 2018 compared with the same period last year. Excluding the La Quinta acquisition, Adjusted EBITDA increased 8% primarily due to higher revenues, partially offset by the timing of marketing expenses. During the three months ended September 30, 2018:

•	Marketing, reservation and loyalty expenses increased to 37.9% of revenues from 36.1% during the same period in the prior year due to the La Quinta acquisition;

•	Operating expenses were 8.2% of revenue compared to 9.3% during the same period in the prior year primarily due to higher net revenues; and

•	General and administrative expenses decreased to 2.7% of revenues from 3.6% during the same period in the prior year due to the increase in net revenues.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $19 million ($9 million excluding La Quinta) and $15 million during the three months ended September 30, 2018 and 2017, respectively.

Hotel Management

	Three Months Ended September 30,
	2018	2017	% Change
Rooms(a)
United States	53,400	12,900	314%
International	13,700	11,500	19%
Total rooms	67,100	24,400	175%
RevPAR(a)
United States	$71.95	$102.77	(30%)
International(b)	55.19	60.53	(9%)
Total RevPAR(b)	68.53	82.39	(17%)

(a)	Includes the impact of acquisitions from their dates forward.

(b)	Excluding currency effects, International RevPAR decreased 1% and total RevPAR decreased 16%.

Net revenues increased 183% for the three months ended September 30, 2018 compared with the same period in the prior year primarily due to $166 million of incremental revenues from the La Quinta acquisition (including $154 million of cost reimbursement revenues). Excluding La Quinta, net revenues decreased 4% due to certain management agreements transferred to our former Parent upon our spin-off.
Adjusted EBITDA increased $4 million for the three months ended September 30, 2018 compared with the same period last year. Excluding $4 million of incremental Adjusted EBITDA from La Quinta, Adjusted EBITDA remained unchanged.
Cost reimbursement revenue was equal to reimbursable expenses in both 2018 and 2017. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $7 million ($2 million excluding La Quinta) and $1 million for the three months ended September 30, 2018 and 2017, respectively.
Corporate and Other
Corporate and Other revenues increased $4 million during the three months ended September 30, 2018 compared to the same period in 2017, which represents fees earned under a transition services agreement with our former Parent.
Corporate expenses increased $12 million during the three months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in general overhead expenses in connection with operating as a stand-alone public company.

NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017

	Nine Months Ended September 30,
	2018	2017	% Change
Net revenues	$1,341	$967	39%
Expenses	1,140	726	57%
Operating income	201	241	(17%)
Interest expense, net	36	5	NM
Income before income taxes	165	236	(30%)
Provision for income taxes	47	98	(52%)
Net income	$118	$138	(14%)
During the nine months ended September 30, 2018, net revenues increased 39% compared with the prior-year period, which was driven by $315 million of incremental revenues from the La Quinta acquisition, which included $200 million of cost reimbursement revenues. Excluding the La Quinta acquisition, net revenues increased 6% primarily due to higher royalty and higher license and other fees.

During the nine months ended September 30, 2018, total expenses increased 57%, which included $274 million of incremental expenses associated with the La Quinta acquisition, $63 million of separation-related costs and $37 million of net transaction-related costs that were primarily associated with the La Quinta acquisition. During the nine months ended September 30, 2018:

•
Marketing, reservation and loyalty expenses decreased to 25.9% of revenues from 27.8% during the nine months ended September 30, 2017, primarily due to higher cost reimbursement revenues. Excluding La Quinta marketing, reservation and loyalty expenses increased to 28.8% of revenues from 27.8% primarily due to timing of marketing, reservation and loyalty expenses;

•
Operating expenses decreased to 10.4% of revenues from 13.9% during the nine months ended September 30, 2017, primarily as a result of the increase in cost reimbursement revenues and reduced expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017; and

•	General and administrative expenses decreased to 6.3% of revenues from 6.7% during the nine months ended September 30, 2017, primarily due to higher cost reimbursement revenues.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expense by $12 million ($6 million excluding La Quinta) and $13 million during the nine months ended September 30, 2018 and 2017, respectively.
Our effective tax rates were 28.5% and 41.5% for the nine months ended September 30, 2018 and 2017, respectively. The decrease was principally due to the reduction in the corporate income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act.
As a result of these items, principally the separation-related and transaction-related expenses, net income decreased $20 million compared with the nine months ended September 30, 2017.
Reconciliation of Net Income to Adjusted EBITDA

	Nine Months Ended September 30,
	2018	2017
Net income	$118	$138
Provision for income taxes	47	98
Depreciation and amortization	71	56
Interest expense, net	36	5
Stock-based compensation	6	8
Separation-related expenses	63	—
Transaction-related expenses, net	37	1
Foreign currency impact of highly inflationary countries	4	—
Restructuring expenses	—	1
Adjusted EBITDA	$382	$307

For the nine months ended September 30, 2018, we reported net income of $118 million, which included after-tax charges of $46 million related to our separation from Wyndham Worldwide, $29 million for net transaction-related costs primarily related to acquisitions and dispositions and $4 million related to the foreign currency impact of the highly inflationary economy in Argentina. For the nine months ended September 30, 2017, we reported net income of $138 million, which included after-tax charges of $1 million for restructuring activities and transaction-related costs.

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2018 compared to September 30, 2017:

	Net Revenues			Adjusted EBITDA
	2018	2017	% Change	2018	2017	% Change
Hotel Franchising	$840	$682	23%	$394	$321	23%
Hotel Management	497	285	74%	29	15	93%
Corporate and Other	4	—	NM	(41)	(29)	41%
Total Company	$1,341	$967	39%	$382	$307	24%

Hotel Franchising

	Nine Months Ended September 30,
	2018	2017	% Change
RevPAR(a)
United States	$44.46	$40.83	9%
International(b)	32.93	31.26	5%
Total RevPAR(b)	40.06	37.14	8%

(a)	Includes the impact of acquisitions and dispositions from the acquisition and disposition dates forward.

(b)	Excluding currency effects, International RevPAR increased 4% and total RevPAR increased 8%.

Net revenues increased 23% for the nine months ended September 30, 2018 compared with the same period in the prior year primarily due to the acquisition of La Quinta, which contributed to 7% total hotel franchising system growth and 8% higher RevPAR. Excluding the La Quinta acquisition, net revenues increased 9% primarily due to higher royalties and franchise fees, an increase in marketing, reservation and loyalty fees reflecting global franchisee conference revenues which are largely offset in marketing expenses, as well as higher license and other fees.
Adjusted EBITDA increased 23% for the nine months ended September 30, 2018 compared with the same period in the prior year primarily due to higher revenues. Excluding the La Quinta acquisition, Adjusted EBITDA increased 9% primarily due to higher revenues. During the nine months ended September 30, 2018:

•	Marketing, reservation and loyalty expenses increased to 40.0% of revenues from 38.6% during the same period in the prior year primarily due to the La Quinta acquisition and timing of marketing spend;

•	Operating expenses decreased to 9.5% of revenue compared to 10.1% during the same period in the prior year primarily due to higher net revenues; and

•	General and administrative expenses decreased to 3.6% of revenues from 4.2% during the same period in the prior year, primarily due to higher net revenues.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $21 million ($10 million excluding La Quinta) and $17 million during the nine months ended September 30, 2018 and 2017, respectively.
Hotel Management

	Nine Months Ended September 30,
	2018	2017	% Change
RevPAR(a)
United States	$79.34	$98.82	(20%)
International(b)	57.31	57.62	(1%)
Total RevPAR(b)	72.66	79.56	(9%)

(a)	Includes the impact of acquisitions and disposition from their respective dates forward.

(b)	Excluding currency effects, International RevPAR increased 3% and total RevPAR decreased 8%.

Net revenues increased 74% for the nine months ended September 30, 2018 compared with the same period in the prior year primarily due to $217 million of incremental revenues from the La Quinta acquisition (including $200 million of cost reimbursement revenues). Excluding La Quinta, net revenues decreased 2% due primarily to certain management contracts being transferred to our former Parent upon our spin-off.
Adjusted EBITDA increased 93% for the nine months ended September 30, 2018 compared with the same period in the prior year including $7 million of Adjusted EBITDA from La Quinta. Excluding La Quinta, Adjusted EBITDA increased 47% due to reduced expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017.
Cost reimbursement revenue was equal to reimbursable expenses in both 2018 and 2017. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $9 million ($4 million excluding La Quinta) and $4 million for the nine months ended September 30, 2018 and 2017, respectively.
Corporate and Other
Corporate and Other revenues increased $4 million during the nine months ended September 30, 2018 compared to the same period in 2017, which represents fees earned under a transition services agreement with our former Parent.
Corporate expenses increased $16 million during the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to an increase in general overhead expenses in connection with operating as a stand-alone public company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2018	December 31, 2017	Change
Total assets	$4,991	$2,137	$2,854
Total liabilities	3,548	875	2,673
Total stockholders’ equity	1,443	1,262	181

Total assets increased $2.9 billion from December 31, 2017 to September 30, 2018 primarily due to (i) the La Quinta acquisition, (ii) increased cash from borrowings and (iii) the contribution of assets from our former Parent upon our separation. Total liabilities increased $2.7 billion primarily due to (i) an increase in debt and other liabilities related to the La Quinta acquisition and (ii) the contribution of liabilities from our former Parent upon our separation. Total equity increased $181 million from December 31, 2017 to September 30, 2018 primarily due to contributions from our former Parent upon separation.

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

In April 2018, Wyndham Hotels & Resorts, Inc. issued $500 million of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year. In addition to the notes offering, in May 2018, Wyndham Hotels & Resorts, Inc. entered into new Senior Secured Credit Facilities (the “Credit Facilities”) in an aggregate principal amount of $2.35 billion, consisting of a Term Loan in an aggregate principal amount of $1.6 billion maturing in 2025 and a revolving credit facility in an aggregate principal amount of $750 million maturing in 2023, which was undrawn at closing and at September 30, 2018.

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

Our liquidity and access to capital may be impacted by our credit rating, financial performance and global credit market conditions. We believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

CASH FLOW

The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Cash provided by/(used in)
Operating activities	$101	$152	$(51)
Investing activities	(1,697)	(47)	(1,650)
Financing activities	1,924	(90)	2,014
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$328	$14	$314

During the nine months ended September 30, 2018, net cash provided by operating activities decreased $51 million compared to the prior-year period primarily due to lower net income resulting from separation-related and transaction-related costs and $35 million of tax payments associated with the La Quinta acquisition.

Net cash used in investing activities increased $1.7 billion compared to the prior-year period, primarily due to our acquisition of La Quinta.

Net cash provided by financing activities increased $2.0 billion compared to the prior-year period, primarily reflecting the proceeds from the borrowings used to fund the La Quinta acquisition.

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

During the nine months ended September 30, 2018, we spent $55 million on capital expenditures primarily for information technology enhancement projects as well as renovations at our Rio Mar property (which costs were funded primarily by previously received insurance proceeds). During 2018, we anticipate spending between $50 to $60 million on capital expenditures, excluding expenditures at our Rio Mar property and to integrate La Quinta. We also expect to spend an additional $20 to $30 million in 2018 to repair and renovate our Rio Mar property, which have been funded with insurance proceeds, and to integrate La Quinta.

In addition, during the nine months ended September 30, 2018, we spent $22 million ($11 million net of repayments) on development advance notes to acquire new franchise and management agreements. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.

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

Under our current stock repurchase program, we repurchased approximately 1.0 million shares at an average price of $57.84 for a cost of $59 million during the four months ended September 30, 2018.

Dividend Policy

During each of the quarterly periods ended June 30, and September 30, 2018, we paid cash dividends of $0.25 per share ($52 million in aggregate).

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

LONG-TERM DEBT COVENANTS

Our Credit Facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these Credit Facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The Credit Facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the Credit Agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the Credit Agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2018, our first-lien leverage ratio was 2.1 times.

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

As of September 30, 2018, we were in compliance with the financial covenants described above.

SEASONALITY

While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. The seasonality of our business may cause fluctuations in our quarterly operating results, earnings and profit margins. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES

We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2018, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $28 million in excess of recorded accruals, a significant portion of which is expected to be covered by insurance. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements contained in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the twelve-month periods set forth below:

	10/1/18 - 9/30/19	10/1/19 - 9/30/20	10/1/20 - 9/30/21	10/1/21 - 9/30/22	10/1/22 - 9/30/23	Thereafter	Total
Long-term debt	$21	$21	$21	$21	$21	$2,040	$2,145
Interest on debt (a)	102	105	106	106	103	212	734
Operating leases	6	5	3	2	—	—	16
Purchase commitments (b)	267	30	21	19	8	23	368
Total (c) (d)	$396	$161	$151	$148	$132	$2,275	$3,263

(a)	Includes interest on long-term debt; estimated using the stated interest rates on our senior notes and the swapped interest rates on our term loan.

(b)
Includes $205 million of cash which is expected to be paid in late 2018 or early 2019 to tax authorities and/or CorePoint Lodging Inc. related to the La Quinta acquisition, $91 million for information technology activities and $44 million for marketing-related activities.

(c)
Excludes a $15 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

(d)	Excludes guarantees for which the periods in which such commitments would be settled are not reasonably estimable (See Note 11 - Commitments and Contingencies for further details).

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
We have foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
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
Our variable rate borrowings, which include our revolving credit facility and our term loan, a portion of which has been swapped to a fixed interest rate, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable rate borrowings was $600 million as of September 30, 2018. A 100 basis point change in the underlying interest rates would result in approximately a $6 million increase or decrease to our annual long-term debt interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2018. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2018, the absolute notional amount of our outstanding foreign exchange hedging instruments was $19 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $1 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is now considered to be a highly inflationary economy. As of September 30, 2018, we had total net assets of $10 million in Argentina.
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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2018, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2018, our Board of Directors authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. Below is a summary of our common stock repurchases by month for the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July 2018	171,355	$58.35	171,355	$275,000,900
August 2018	227,118	$57.20	227,118	$262,008,660
September 2018	379,369	$55.89	379,369	$240,805,026
Total	777,842	$56.82	777,842	$240,805,026

The above table excludes share purchases made by our executives. The Company’s Chief Executive Officer made an open market purchase of the Company’s common stock on August 6, 2018 of 10,000 shares. The Company’s Chief Financial Officer made an open market purchase of the Company’s common stock on September 6, 2018 of 3,669 shares. Form 4s were filed for each transaction and the Company did not repurchase shares on either date.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: October 30, 2018	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: October 30, 2018	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished with this report.