Form 10-Q
period 2019-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2019-04-30
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(973) 753-6000
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	WH	New York Stock Exchange
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
97,294,326 shares of common stock outstanding as of March 31, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated and combined statements of income, comprehensive income, cash flows, and equity for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated and combined statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 14, 2019, we expressed an unqualified opinion (which included an explanatory paragraph relating to the adoption of Financial Accounting Standard Board Codification 606, Revenue from Contracts with Customers, and an emphasis of a matter paragraph relating to expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 30, 2019

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenues
Royalties and franchise fees	$101	$82
Marketing, reservation and loyalty	113	84
Hotel management	39	30
License and other revenues from former Parent	29	17
Cost reimbursements	155	66
Other	31	23
Net revenues	468	302
Expenses
Marketing, reservation and loyalty	129	84
Operating	43	41
General and administrative	34	22
Cost reimbursements	155	66
Depreciation and amortization	29	19
Separation-related	21	12
Transaction-related, net	7	2
Total expenses	418	246
Operating income	50	56
Interest expense, net	24	1
Income before income taxes	26	55
Provision for income taxes	5	16
Net income	$21	$39

Earnings per share
Basic	$0.22	$0.40
Diluted	0.22	0.40

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$21	$39
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	1	1
Unrealized losses on cash flow hedges	(8)	—
Other comprehensive income/(loss), net of tax	(7)	1
Comprehensive income	$14	$40

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$284	$366
Trade receivables, net	301	293
Prepaid expenses	54	40
Other current assets	139	152
Total current assets	778	851
Property and equipment, net	317	326
Goodwill	1,547	1,547
Trademarks, net	1,396	1,397
Franchise agreements and other intangibles, net	578	590
Other non-current assets	288	265
Total assets	$4,904	$4,976
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	57	61
Deferred income	105	109
Accrued expenses and other current liabilities	480	502
Total current liabilities	663	693
Long-term debt	2,115	2,120
Deferred income taxes	401	399
Deferred income	160	164
Other non-current liabilities	201	182
Total liabilities	3,540	3,558
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 100,368,404 and 100,360,236 issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Treasury stock, at cost – 3,143,278 and 2,269,169 shares at March 31, 2019 and December 31, 2018	(164)	(119)
Additional paid-in capital	1,481	1,475
Retained earnings	61	69
Accumulated other comprehensive income	(15)	(8)
Total stockholders’ equity	1,364	1,418
Total liabilities and equity	$4,904	$4,976

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$21	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	19
Deferred income taxes	3	2
Stock-based compensation	5	—
Net change in assets and liabilities:
Trade receivables	(3)	(14)
Prepaid expenses	(14)	(13)
Other current assets	(1)	(13)
Accounts payable, accrued expenses and other current liabilities	(13)	4
Deferred income	(8)	(5)
(Payments of)/proceeds from development advance notes, net	(6)	5
Other, net	(6)	(8)
Net cash provided by operating activities	7	16
Investing Activities
Property and equipment additions	(9)	(14)
Issuance of loans	(2)	—
Insurance proceeds	—	14
Net cash used in investing activities	(11)	—
Financing Activities
Net transfer to former Parent	—	(14)
Proceeds from borrowings from former Parent	—	13
Finance lease payments	(1)	—
Principal payments on long-term debt	(4)	—
Dividends to shareholders	(28)	—
Repurchases of common stock	(45)	—
Net cash used in financing activities	(78)	(1)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(82)	14
Cash, cash equivalents and restricted cash, beginning of period	366	59
Cash, cash equivalents and restricted cash, end of period	$284	$73

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2018	98	$1	$(119)	$1,475	$69	$(8)	$1,418
Net income	—	—	—	—	21	—	21
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	5	—	—	5
Other	—	—	(1)	1	—	—	—
Balance as of March 31, 2019	97	$1	$(164)	$1,481	$61	$(15)	$1,364

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2017	—	$—	$—	$1,257	$—	$—	$5	$1,262
Net income	—	—	—	39	—	—	—	39
Net transfers to former Parent	—	—	—	(14)	—	—	—	(14)
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Other comprehensive income	—	—	—	—	—	—	1	1
Balance as of March 31, 2018	—	$—	$—	$1,267	$—	$—	$6	$1,273

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1.	Basis of Presentation
Wyndham Hotels & Resorts, Inc. (collectively with its consolidated subsidiaries, “Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in more than 80 countries around the world. Prior to May 31, 2018, the Company was wholly owned by Wyndham Worldwide Corporation (‘‘Wyndham Worldwide’’, “Wyndham Destinations” and, collectively with its consolidated subsidiaries, ‘‘former Parent’’).
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
Wyndham Hotels’ Condensed Consolidated and Combined Financial Statements prior to May 31, 2018, include certain indirect general and administrative costs allocated to it by former Parent for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Wyndham Hotels on the basis of direct usage when identifiable, with the remainder allocated primarily based on its pro-rata share of combined revenues or headcount. Both Wyndham Hotels and former Parent considered the basis on which expenses prior to spin-off had been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by Wyndham Hotels during the periods presented.
In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2018 Consolidated and Combined Financial Statements included in its Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 14, 2019.
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
Recently Issued Accounting Pronouncements
Simplifying the Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

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

Recently Adopted Accounting Pronouncements
Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance using the modified retrospective approach as of January 1, 2019. See Note 10 - Leases for further details.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued guidance which permits entities to reclassify tax effects stranded in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company adopted the guidance on January 1, 2019, as required. There was no material impact on its Consolidated and Combined Financial Statements and related disclosures.

3.	Revenue Recognition
Deferred Income
Deferred income, or contract liabilities, generally represents payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred income amounts as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Deferred initial franchise fee revenue	$129	$127
Deferred loyalty program revenue	72	74
Deferred co-branded credit card program revenue	20	30
Deferred hotel management fee revenue	22	21
Deferred other revenue	22	21
Total	$265	$273
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

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the twelve-month periods set forth below:

	4/1/2019- 3/31/2020	4/1/2020- 3/31/2021	4/1/2021- 3/31/2022	Thereafter	Total
Initial franchise fee revenue	$24	$11	$10	$84	$129
Loyalty program revenue	46	18	5	3	72
Co-branded credit card program revenue	20	—	—	—	20
Hotel management fee revenue	1	—	1	20	22
Other revenue	14	1	1	6	22
Total	$105	$30	$17	$113	$265

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended March 31,
	2019	2018
Hotel Franchising
Royalties and franchise fees	$99	$79
Marketing, reservation and loyalty	112	84
License and other revenues from former Parent	29	17
Other	29	23
Total Hotel Franchising	269	203

Hotel Management
Royalties and franchise fees	2	3
Marketing, reservation and loyalty	1	—
Hotel management - owned properties	26	23
Hotel management - managed properties	13	7
Cost reimbursements	155	66
Total Hotel Management	197	99

Corporate and Other	2	—

Net Revenues	$468	$302
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. As of March 31, 2019 and December 31, 2018, capitalized contract costs were $25 million and $24 million, respectively, of which $6 million and $8 million, respectively, were included in other current assets, and $19 million and $16 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data):

	Three Months Ended March 31,
	2019	2018
Net income	$21	$39
Basic weighted average shares outstanding	97.9	99.8
Stock options and restricted stock units (“RSUs”)	0.3	—
Diluted weighted average shares outstanding	98.2	99.8

Earnings per share:
Basic	$0.22	$0.40
Diluted	0.22	0.40

Dividends:
Cash dividends declared per share	$0.29	$—
Aggregate dividends paid to shareholders	$28	$—

Stock Repurchase Program
On May 9, 2018, the Company’s Board of Directors approved a stock repurchase program, which became effective immediately following the Distribution, under which the Company is authorized to repurchase up to $300 million of its outstanding common stock.
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2019	2.3	$119	$52.51
For the three months ended March 31, 2019	0.9	44	50.75
As of March 31, 2019	3.1	$164	$52.02

Note: Amounts may not add due to rounding.

The Company had $136 million of remaining availability under its program as of March 31, 2019.

5.	Franchising, Marketing and Reservation Activities
Royalties and franchise fee revenues on the Condensed Consolidated and Combined Statements of Income include initial franchise fees of $4 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.
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
The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, in building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was not significant during the three months ended March 31, 2019 and 2018. Development advance notes recorded on the Condensed Consolidated Balance Sheets amounted to $79 million and $78 million as of March 31, 2019 and December 31, 2018, respectively, and are classified within other non-current assets on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2019 and 2018, the Company recorded $2 million and $1 million, respectively, related to the forgiveness of these notes. Such amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated and Combined Statements of Income. The Company recorded $1 million and less than $1 million of bad debt expenses related to development advance notes during the three months ended March 31, 2019 and 2018, respectively. Such expenses were reported within operating expenses on the Condensed Consolidated and Combined Statements of Income. The Company received less than $1 million and $8 million of proceeds from repayment of development advance notes during the three months ended March 31, 2019 and 2018, respectively, and issued $6 million and $3 million of development advance notes during the three months ended March 31, 2019 and 2018, respectively. These amounts are reflected net in operating activities on the Condensed Consolidated and Combined Statements of Cash Flows.

6.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with its former Parent. The Company is no longer subject to U.S. federal income tax examinations, for years prior to 2015, as part of the former Parent’s filings. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2009.
The Company made federal and state income tax payments, net of refunds, in the amount of $1 million for the three months ended March 31, 2019. During the three months ended March 31, 2018, the former Parent paid $11 million of federal and state income tax liabilities related to the Company, which is reflected in its Condensed and Consolidated Financial Statements as an increase in former Parent’s net investment. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $5 million and $2 million for the three months ended March 31, 2019 and 2018.
The Company’s effective tax rates were 19.2% and 29.1% during the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily related to the tax impact from a settlement with state taxing authorities in the first quarter of 2019.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	March 31, 2019	December 31, 2018
Long-term debt: (a)
$750 million revolving credit facility (due May 2023)	$—	$—
Term loan (due May 2025)	1,578	1,582
5.375% senior unsecured notes (due April 2026)	494	494
Finance leases	64	65
Total long-term debt	2,136	2,141
Less: Current portion of long-term debt	21	21
Long-term debt	$2,115	$2,120

(a)	The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $20 million and $21 million as of March 31, 2019 and December 31, 2018, respectively.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2019 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	21
Between 4 and 5 years	22
Thereafter	2,030
Total	$2,136
As of March 31, 2019, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

Deferred Debt Issuance Costs

The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. The Company had deferred debt issuance costs of $5 million as of March 31, 2019 and December 31, 2018.

Cash Flow Hedge
The Company has hedged a portion of its $1.6 billion term loan. As of March 31, 2019, the pay-fixed/receive-variable interest rate swaps hedge $1.0 billion of the Company’s term loan interest rate exposure, of which $500 million has a remaining term of approximately five years with a weighted average fixed rate of 2.61% and $500 million has a remaining term of approximately three years with a weighted average fixed rate of 2.43%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $15 million and $5 million liability as of March 31, 2019 and December 31, 2018, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. Unrealized losses recognized in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2019 were $10 million ($8 million, net of taxes).

Interest Expense, Net
Wyndham Hotels incurred net interest expense of $24 million and $1 million for the three months ended March 31, 2019 and 2018, respectively. Cash paid related to such interest was $18 million for the three months ended March 31, 2019.

8.	Fair Value
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

	March 31, 2019
	Carrying Amount	Estimated Fair Value
Debt
Total debt	$2,136	$2,164
The Company estimates the fair value of its debt using Level 2 inputs based on indicative bids from investment banks or quoted market prices with the exception of finance leases, which are estimated at carrying value.

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

Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. The amount of gains or losses the Company expects to reclassify from AOCI to earnings during the next 12 months is approximately $1 million.

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties, and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were $1 million for both the three months ended March 31, 2019 and 2018.
As required, the Company began accounting for Argentina as a highly inflationary economy as of July 1, 2018. The Company incurred $1 million in foreign currency exchange losses related to Argentina during the three months ended March 31, 2019. Such losses are included in operating expenses in the Condensed Consolidated and Combined Statements of Income.

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
As of March 31, 2019, Wyndham Hotels had $46 million of management guarantee receivables related to hotel management agreements that provide the owner of the hotels with a guarantee of a certain level of profitability based upon various metrics. The collectability of these receivables is contingent on the future profitability of the managed hotels subject to the management agreements. See Note 9 - Commitments and Contingencies for further detail.

9.	Commitments and Contingencies

Litigation

Wyndham Hotels is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes.

The Company assumed one-third of certain contingent and other corporate liabilities of Wyndham Worldwide incurred prior to the spin-off, including liabilities of Wyndham Worldwide related to, arising out of or resulting from certain terminated or divested businesses, certain general corporate matters of Wyndham Worldwide and any actions with respect to the separation plan or the distribution made or brought by any third party.

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

Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $14 million and $25 million as of March 31, 2019 and December 31, 2018. The Company also had receivables of $9 million and $21 million as of March 31, 2019 and December 31, 2018 for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. For matters not requiring accrual, Wyndham Hotels believes that such matters will not have a material effect on its results of operations, financial position or cash flows based on information currently available. However, litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.

Guarantees

Hotel Management Guarantees

The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from nine to ten years. As of March 31, 2019, the maximum potential amount of future payments that may be made under these guarantees was $97 million with a combined annual cap of $26 million. These guarantees have a remaining life of approximately four to five years with a weighted average life of approximately four years.

In connection with its performance guarantees, as of March 31, 2019, the Company maintained a liability of $25 million, of which $15 million was included in other non-current liabilities and $10 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of March 31, 2019, the Company also had a corresponding $10 million asset related to these guarantees which was included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company maintained a liability of $24 million, of which $15 million was included in other non-current liabilities and $9 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company also had a corresponding $11 million asset related to the guarantees, of which $1 million was included in other current assets and $10 million was included in other non-current assets on its Condensed Consolidated Balance Sheets. Such assets are being amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was $1 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively.

For guarantees subject to recapture provisions, the Company had receivables of $50 million as of March 31, 2019, which were included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had receivables of $46 million, of which $45 million were included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance. In the event the Company chooses not to fund any future operating shortfalls under those management agreements, the owners of the hotels may terminate the agreements, which would eliminate the Company’s ability to realize its receivables. As of March 31, 2019 and December 31, 2018, the Company also had receivables of $20 million and $21 million, respectively, of deferred hotel management fees which are included within other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, such receivables are fully offset by $20 million and $21 million, respectively, of deferred hotel management fees which are included within deferred income with the Condensed Consolidated Balance Sheets.

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

As of March 31, 2019, there were $130 million of outstanding guarantees provided by the Company. Such guarantees had a fair value of $62 million, and the Company had an offsetting $41 million receivable from its former Parent representing two-thirds of the fair value of the guarantees. The fair value of the guarantees of $62 million was included in other non-current liabilities and the $41 million receivable from its former Parent was included in other non-current assets on its Condensed Consolidated Balance Sheets.

In connection with the sale of the European Vacation Rentals business, the former Parent had deposited $46 million in an escrow account for post-closing credit support to certain regulatory authorities. As a result of the Company providing the additional post-closing credit support during the third quarter of 2018, the $46 million escrow deposit was released to the Company’s former Parent. The Company is entitled to one-third of such escrow deposit refund and, as a result, recorded a receivable of $15 million from its former Parent, which was included in current assets as of March 31, 2019 on its Condensed Consolidated Balance Sheet. Such receivable is expected to be settled in the second quarter of 2019.

During the first quarter of 2019, the working capital adjustment associated with the sale of the European Vacation Rentals business was finalized, which allowed the Company to estimate the net proceeds that Wyndham Destinations will generate from the sale of the business. The Company is entitled to one-third of the excess of net proceeds above a pre-set amount. The Company expects to receive $24 million from its former Parent and, as such, the Company has a net receivable of $24 million which was included in current assets on its Condensed Consolidated Balance Sheet as of March 31, 2019. Such net receivable consisted of a $70 million receivable from former Parent, partially offset by a $46 million payable to its former Parent related to income taxes on the sale, both of which, are expected to be settled in the second quarter of 2019.

Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates

Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $24 million as of March 31, 2019 and December 31, 2018, which were included within other non-current liabilities. The Company also had an $11 million liability due to its former Parent primarily related to taxes which was included within current liabilities on its Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. In addition, the Company had $44 million of tax related receivables due from former Parent and subsidiaries as of March 31, 2019 and December 31, 2018, which was included within current assets on its Condensed Consolidated Balance Sheets.

10.	Leases

The Company adopted the new accounting guidance for leases using the modified retrospective approach as of January 1, 2019. Prior-year financial statements were not recast under the new standard, and therefore those amounts are not presented in the tables below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of the new accounting guidance for leases resulted in the recognition of an operating right-of-use asset and operating lease liability of $12 million. Assets of $41 million and liabilities of $59 million related to finance leases were already reflected on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018, under the previous accounting standard for leases.

The Company leases property and equipment under finance and operating leases. For leases with terms greater than one-year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and nonlease components of equipment leases.

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets	Other non-current assets	$12
Finance lease assets	Property and equipment, net	41
Total lease assets		$53

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$4
Finance lease liabilities	Current portion of long-term debt	5
Noncurrent
Operating lease liabilities	Other non-current liabilities	8
Finance lease liabilities	Long-term debt	59
Total lease liabilities		$76

The table below presents the remaining lease term and discount rates for finance and operating leases.

March 31, 2019
Weighted-average remaining lease term
Operating leases	2.8 years
Finance leases	10.4 years
Weighted-average discount rate
Operating leases (a)	5.2%
Finance leases	4.5%

(a) Upon adoption of the new lease guidance, discount rates used for existing leases were established on January 1, 2019.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019.

	Operating Leases	Finance Leases
Remainder of 2019	$4	$6
2020	4	7
2021	3	7
2022	2	7
2023	—	7
2024	—	7
Thereafter	—	38
Total minimum lease payments	13	79
Less: amount of lease payments representing interest	1	15
Present value of future minimum lease payments	12	64
Less: current obligations under leases	4	5
Long-term lease obligations	$8	$59

Other Information

For the three months ended March 31, 2019, cash paid for operating and finance leases was $2 million which was included within operating activities and $1 million which was included within financing activities on the Condensed Consolidated Statement of Cash Flows.

For the three months ended March 31, 2019, the Company incurred $1 million of finance lease expense for each of amortization of right-of-use assets and interest expense as well as $1 million expense for operating leases.

11.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights, RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan, which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2019, 6.5 million shares remained available.
Incentive Equity Awards Granted by the Company
During 2019, Wyndham Hotels’ Board of Directors approved an incentive equity award grant to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.

The activity related to the Company’s incentive equity awards for the three months ended March 31, 2019 consisted of the following:

	RSUs			Options			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of Options		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2018	0.5		$61.31	0.5		$61.40	—		$—
Granted(a)	0.5		52.44	0.5		52.44	0.1		52.44
Balance as of March 31, 2019	1.0	(b)	$50.03	1.0	(c)	$56.90	0.1	(d)	$52.44

(a)	Represents awards granted by the Company in February 2019.

(b)
Approximately 1.0 million RSUs outstanding as of March 31, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $60 million, which is expected to be recognized over a weighted average period of 3.5 years.

(c)
Approximately 1.0 million options outstanding as of March 31, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $10 million, which is expected to be recognized over a weighted average period of 3.6 years.

(d)
Approximately 0.1 million PSUs outstanding as of March 31, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $5 million, which is expected to be recognized over a weighted average period of 2.9 years.

The fair value of stock options granted by Wyndham Hotels on February 27, 2019 was estimated to be $10.46 per option on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock of comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

2019
Grant date strike price	$52.44
Expected volatility	22.24%
Expected life	6.25 years
Risk-free interest rate	2.63%
Projected dividend yield	2.21%

Incentive Equity Awards Granted by Wyndham Worldwide

In addition to the awards granted by Wyndham Hotels, as of March 31, 2019, there were 0.1 million RSUs outstanding which were granted to employees by Wyndham Worldwide prior to the Company’s spin-off. Such outstanding RSUs were converted to the Company’s stock at a weighted average grant price of $64.46, have an aggregate unrecognized compensation expense of $2 million and will fully vest in July 2019.
Stock-Based Compensation Expense

Stock-based compensation expense for awards granted to employees was $5 million and $3 million for the three months ended March 31, 2019 and 2018, respectively, of which $2 million, for the three months ended March 31, 2019, was recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income. The Company also recorded stock-based compensation expense for non-employee directors which was less than $1 million for the three months ended March 31, 2019.

12.	Segment Information
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

	Three Months Ended March 31,
	2019		2018
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$269	$113	$203	$86
Hotel Management	197	16	99	16
Total Reportable Segments	466	129	302	102
Corporate and Other	2	(18)	—	(10)
Total Company	$468	$111	$302	$92

The table below is a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018
Net income	$21	$39
Provision for income taxes	5	16
Depreciation and amortization	29	19
Interest expense, net	24	1
Stock-based compensation	3	3
Separation-related expenses	21	12
Transaction-related expenses, net	7	2
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$111	$92

13.	Separation-Related and Transaction-Related Expenses

Separation-Related

For the three months ended March 31, 2019 and 2018, the Company incurred $21 million and $12 million, respectively, of separation-related costs associated with its spin-off from Wyndham Worldwide. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

Transaction-Related, Net

For the three months ended March 31, 2019, the Company incurred $7 million of transaction-related costs primarily for integration activities related to the Company’s acquisition of La Quinta in 2018. For the three months ended March 31, 2018 the Company incurred $2 million in net expenses consisting primarily of $7 million related to the acquisition of La Quinta, offset by a $5 million reversal of an accrued acquisition-related contingency associated with the Company’s Rio Mar property.

14.	Transactions with Former Parent

Wyndham Hotels has a number of arrangements with its former Parent for services provided between both parties as described below.

Cash Management

Former Parent used a centralized cash management process. Prior to the Company’s spin-off, the majority of Wyndham Hotels’ daily cash receipts were transferred to former Parent and former Parent funded Wyndham Hotels’ operating and investing activities as needed. Accordingly, the cash and cash equivalents held by former Parent were not allocated to Wyndham Hotels prior to the Distribution. During such periods, Wyndham Hotels reflected transfers of cash between the Company and former Parent as a component of Due to former Parent, net on its Condensed Consolidated Balance Sheets.

Net Transfer to Former Parent

The components of net transfers to and net contribution from former Parent in the Condensed and Combined Statements of former Parent’s Net Investment were as follows:

Three Months Ended March 31, 2018
Cash pooling and general financing activities	$(44)
Indirect general corporate overhead allocations	9
Corporate allocations for shared services	7
Stock-based compensation allocations	3
Income taxes	11
Net transfers to former Parent	$(14)

Services Provided by Former Parent

Prior to the Company’s spin-off, Wyndham Hotels’ Condensed Consolidated and Combined Financial Statements included costs for services that its former Parent provided to the Company, including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During the three months ended March 31, 2018, Wyndham Hotels was charged $7 million, for such services, which were included in operating and general and administrative expenses in Wyndham Hotels’ Condensed Consolidated and Combined Statements of Income.

Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $9 million of expenses for indirect general corporate overhead from former Parent during the three months ended March 31, 2018, which are included in general and administrative expenses within its Condensed Consolidated and Combined Statements of Income.

These allocations may not, however, reflect the expense Wyndham Hotels would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred had Wyndham Hotels been a stand-alone company would depend on a number of factors, including the chosen organizational structure, the functions Wyndham Hotels might have performed itself or outsourced and strategic decisions Wyndham Hotels might have made in areas such as information technology and infrastructure. Following the Company’s spin-off, Wyndham Hotels performed these functions using its own resources or purchased services from either former Parent or third parties.

Insurance

Prior to the Company’s spin-off, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million for the three months ended March 31, 2018, which was included in the Condensed Consolidated and Combined Statements of Income.

Defined Contribution Benefit Plans

Prior to the Company’s spin-off, former Parent administered and maintained defined contribution savings plans and a deferred compensation plan that provided eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million for the three months ended March 31, 2018. Subsequent to the Company’s spin-off, Wyndham Hotels administers and maintains its own defined contribution savings plans and deferred compensation plan.

Transactions with Former Parent

In connection with the Company’s spin-off, Wyndham Hotels and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destinations’ affiliations with one of the hospitality industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

Wyndham Hotels also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. In connection with these agreements, the Company recorded $2 million of revenues for the three months ended March 31, 2019, which are reported within Corporate and Other on the Condensed Consolidated and Combined Statements of Income.

In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $23 million for a license, development and non-competition agreement and $6 million for activities associated with the Wyndham Rewards program for the three months ended March 31, 2019. Such fees are recorded within license and other revenues from former Parent on the Condensed Consolidated and Combined Statements of Income.

These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. These Condensed Consolidated and Combined Financial Statements do not reflect the effect of these new and/or revised agreements for periods prior to the spin-off.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements include, but are not limited to, statements related to our expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections and may be identified by words such as ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘goal,’’ ‘‘future,’’ ‘‘outlook,’’ ‘‘guidance,’’ ‘‘target,’’ ‘‘objective,’’ ‘‘estimate’’ and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, operating risks associated with the hotel franchising and hotel management businesses, the impact of war, terrorist activity or political strife, risks related to our spin-off as a newly independent company and risks related to our ability to obtain financing as well as the risks described in our Annual Report on Form 10-K, filed with the SEC on February 14, 2019. Except as required by law, Wyndham Hotels undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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
OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2019 and 2018. “Rooms” represent the number of hotel rooms in our brand systems as of the last date of the period. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Three Months Ended March 31,
	2019	2018	% Change
Rooms(a)
United States	506,600	437,200	16%
International	305,500	285,800	7%
Total rooms	812,100	723,000	12%

RevPAR(a)
United States	$40.56	$35.91	13%
International(b)	28.92	30.90	(6%)
Total RevPAR(b)	36.21	33.95	7%

(a)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(b)	Excluding currency effects for the three months ended March 31, 2019, international RevPAR increased 2% and total RevPAR increased 9%.

THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018

	Three Months Ended March 31,
	2019	2018	% Change
Net revenues	$468	$302	55%
Expenses	418	246	70%
Operating income	50	56	(11%)
Interest expense, net	24	1	NM
Income before income taxes	26	55	(53%)
Provision for income taxes	5	16	(69%)
Net income	$21	$39	(46%)
During the three months ended March 31, 2019, net revenues increased 55% compared with the prior-year period, primarily due to $169 million of incremental revenues from the La Quinta acquisition, which included $97 million of incremental cost reimbursement revenues. Excluding the La Quinta acquisition, a $2 million unfavorable impact from the Knights Inn divestiture, and a $2 million unfavorable impact from currency translation, net revenues increased $1 million compared to the prior year, as higher license and other fees were offset by reduced cost reimbursement revenues.
During the three months ended March 31, 2019, total expenses increased 70%, which included an estimated $146 million of incremental expenses from La Quinta, a $9 million increase in separation-related costs, and $5 million of higher net transaction-related costs. Excluding cost reimbursement revenues and the acquisition of La Quinta, during the three months ended March 31, 2019:

•
Marketing, reservation and loyalty expenses were 41.1% of revenues, compared to 35.6% during the three months ended March 31, 2018, primarily due to earlier marketing spending this year as well as a reclassification of certain costs to our marketing, reservation and loyalty funds;

•
Operating expenses were 16.2% of revenues, compared to 17.4% during the three months ended March 31, 2018, primarily due to a reclassification of certain costs to our marketing,reservation and loyalty funds; and

•
General and administrative expenses increased to 11.8% of revenues from 9.3% during the three months ended March 31, 2018, as a result of incremental costs related to operating as a stand-alone public company.

Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $16 million during the three months ended March 31, 2019, driven by the incurrence of marketing expenses in advance of revenues in the period. Marketing, reservation and loyalty revenues equaled marketing, reservation and loyalty expenses during the three months ended March 31, 2018.
During the three months ended March 31, 2019, interest expense, net increased $23 million compared with the prior year due to the borrowings made by us in the second quarter of 2018, primarily to fund the La Quinta acquisition.
Our effective tax rates were 19.2% and 29.1% for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily related to the tax impact from a settlement with state taxing authorities in the first quarter of 2019.
As a result of these items, principally driven by higher separation-related expenses, and net transaction-related and interest expenses associated with the La Quinta acquisition, net income decreased $18 million compared with the three months ended March 31, 2018.
The table below is a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018
Net income	$21	$39
Provision for income taxes	5	16
Depreciation and amortization	29	19
Interest expense, net	24	1
Stock-based compensation	3	3
Separation-related expenses	21	12
Transaction-related expenses, net	7	2
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$111	$92

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Net Revenues			Adjusted EBITDA
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$269	$203	33%	$113	$86	31%
Hotel Management	197	99	99%	16	16	0%
Corporate and Other	2	—	NM	(18)	(10)	NM
Total Company	$468	$302	55%	$111	$92	21%

Hotel Franchising

	Three Months Ended March 31,
	2019	2018	% Change
Rooms(a)
United States	454,900	424,500	7%
International	290,400	272,800	6%
Total rooms	745,300	697,300	7%
RevPAR(a)
United States	$37.69	$34.20	10%
International(b)	27.56	29.39	(6%)
Total RevPAR(b)	33.76	32.34	4%

(a)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 2% and total RevPAR increased 7%.

Revenues increased 33% compared to the first of quarter 2018. Excluding a $59 million net favorable impact from our 2018 acquisition of La Quinta and divestiture of the Knights Inn brand and a $2 million unfavorable impact from foreign currency translation, revenues increased 4% primarily due to higher license fees.
Adjusted EBITDA grew 31% compared to the first quarter of 2018 to $113 million. Excluding an estimated $25 million net favorable impact from our 2018 acquisition and divestiture and a $1 million unfavorable impact from foreign currency, adjusted EBITDA grew 4%, reflecting the growth in revenues and lower expenses, partially offset by the timing of marketing expenses, which reduced adjusted EBITDA by $13 million. Excluding the acquisition of La Quinta, during the three months ended March 31, 2019:

•
Marketing, reservation and loyalty expenses were 45.9% of revenues, compared to 40.7% during the same period in the prior year due to earlier marketing spend this year and a reclassification of certain costs to our marketing, reservation and loyalty funds;

•
Operating expenses decreased to 8.7% of revenues from 12.2% during the same period in the prior year, primarily due to a reclassification of certain costs to our marketing, reservation and loyalty funds; and

•
General and administrative expenses decreased to 3.5% of revenues, compared to 4.9% during the same period in the prior year, primarily due to the impact of reorganizing certain functions into our Corporate segment as a result of our spin-off to a stand-alone public company.

Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $11 million and marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $1 million during the three months ended March 31, 2019 and 2018, respectively.
Hotel Management

	Three Months Ended March 31,
	2019	2018	% Change
Rooms(a)
United States	51,700	12,800	304%
International	15,100	12,900	17%
Total rooms	66,800	25,700	160%
RevPAR(a)
United States	$65.58	$94.28	(30%)
International(b)	55.12	61.82	(11%)
Total RevPAR(b)	63.25	77.61	(19%)

(a)	Includes the impact of acquisitions from their dates forward.

(b)	Excluding currency effects, international RevPAR was unchanged and total RevPAR decreased 17%.

Revenues increased $98 million compared to the prior-year period, reflecting $108 million of incremental revenues from La Quinta (including $97 million of cost-reimbursement revenues). Excluding the impact from the acquisition of La Quinta, revenues declined $10 million due to lower cost-reimbursement revenues, which have no impact on adjusted EBITDA.
Adjusted EBITDA was unchanged compared to the prior-year period, reflecting an estimated $7 million of adjusted EBITDA from La Quinta and by $4 million from the absence of the hurricane-related net insurance proceeds received in first quarter of 2018.
Cost reimbursement revenue was equal to reimbursable expenses in both 2019 and 2018. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $4 million and $1 million for the three months ended March 31, 2019 and 2018, respectively.
Corporate and Other
Corporate and Other revenues increased $2 million during the three months ended March 31, 2019 compared to the same period in 2018, which represents fees earned under a transition services agreement with our former Parent.
Adjusted EBITDA decreased $8 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a reorganization of certain functions into our Corporate segment in connection with our spin-off to a stand-alone public company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	March 31, 2019	December 31, 2018	Change
Total assets	$4,904	$4,976	$(72)
Total liabilities	3,540	3,558	(18)
Total stockholders’ equity	1,364	1,418	(54)

Total assets decreased $72 million from December 31, 2018 to March 31, 2019 primarily due to a decrease in cash as a result of our stock repurchases and dividends. Total liabilities decreased $18 million primarily due to a decrease in accounts payable due to timing of payments. Total equity decreased $54 million from December 31, 2018 to March 31, 2019 primarily due to stock repurchases and dividends, partially offset by our net income in the quarter.

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

As of March 31, 2019, we had a Term Loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a revolving credit facility in an aggregate principal amount of $750 million, all of which was undrawn. The interest rate per annum applicable to our Term Loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Cash provided by/(used in)
Operating activities	$7	$16	$(9)
Investing activities	(11)	—	(11)
Financing activities	(78)	(1)	(77)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$(82)	$14	$(96)

During the three months ended March 31, 2019, net cash provided by operating activities decreased $9 million compared to the prior-year period primarily due to lower net income resulting from separation-related and transaction-related costs.

Net cash used in investing activities increased $11 million compared to the prior-year period, primarily due to the absence of insurance proceeds received in the prior-year period, partially offset by lower property and equipment additions in the current period.

Net cash used in financing activities increased $77 million compared to the prior-year period, primarily reflecting our stock repurchases and dividends paid to our shareholders.

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

During the three months ended March 31, 2019, we spent $9 million on capital expenditures primarily for the integration of La Quinta. During 2019, we anticipate spending $60 to $65 million on capital expenditures, including expenditures of $10 to $15 million to integrate La Quinta.

In addition, during the three months ended March 31, 2019, we spent $6 million net of repayments on development advance notes to acquire new franchise and management agreements. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs and strategic investments (other than any significant acquisitions) will be financed with cash flow generated through operations. Additional expenditures will be financed with general unsecured corporate borrowings.

Stock Repurchase Program

In May 2018, our Board of Directors approved a share repurchase plan, effective immediately following the Distribution, pursuant to which we have been authorized to purchase up to $300 million of our common stock. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.

Under our current stock repurchase program, we repurchased approximately 0.9 million shares at an average price of $50.75 for a cost of $44 million during the three months ended March 31, 2019. We had $136 million of remaining availability under our program as of March 31, 2019.

Dividend Policy

During the quarter ended March 31, 2019, we declared cash dividends of $0.29 per share ($29 million in aggregate). This represented a 16% increase in our quarterly dividend rate, which was $0.25 per share in the three months ended December 31, 2018.

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

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2019, our first-lien leverage ratio was 2.3 times.

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

As of March 31, 2019, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $5 million in excess of recorded accruals, a significant portion of which is expected to be covered by insurance. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 9 -

Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2018 Consolidated and Combined Financial Statements included in its Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 14, 2019, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 8 - Fair Value to the Condensed Consolidated and Combined Financial Statements. Our principal market exposures are interest and foreign currency rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which consists of our Term Loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $592 million as of March 31, 2019. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in approximately a $1 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $6 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2019. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2019, the absolute notional amount of our outstanding foreign exchange hedging instruments was $54 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $5 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is now considered to be a highly inflationary economy. As of March 31, 2019, we had total net assets of $11 million in Argentina.

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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our results of operations or financial condition. See Note 9 - Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors under the section titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 14, 2019, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2018, our Board of Directors authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. Below is a summary of our common stock repurchases by month for the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	222,871	$48.22	222,871	$170,105,387
February	214,538	52.08	214,538	158,931,309
March	436,700	51.38	436,700	136,492,603
Total	874,109	$50.75	874,109	$136,492,603

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

WYNDHAM HOTELS & RESORTS, INC.

Date: April 30, 2019	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: April 30, 2019	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished with this report.