Form 10-Q
period 2019-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2019-07-25
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Securities registered pursuant to Section 12(b) of the Act

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
96,430,788 shares of common stock outstanding as of June 30, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated and combined statements of income, comprehensive income, cash flows, and equity for the three-month and six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated and combined statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 14, 2019, we expressed an unqualified opinion (which included an explanatory paragraph relating to the adoption of Financial Accounting Standard Board Codification 606, Revenue from Contracts with Customers, and an emphasis of a matter paragraph relating to expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide Corporation) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ Deloitte & Touche LLP
New York, New York
July 25, 2019

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues
Royalties and franchise fees	$126	$113	$228	$194
Marketing, reservation and loyalty	140	124	254	208
Hotel management	36	28	75	58
License and other revenues from former Parent	33	25	61	43
Cost reimbursements	160	114	315	180
Other	38	31	68	54
Net revenues	533	435	1,001	737
Expenses
Marketing, reservation and loyalty	149	124	278	208
Operating	38	47	81	87
General and administrative	31	26	65	49
Cost reimbursements	160	114	315	180
Depreciation and amortization	27	22	56	41
Impairment, net	45	—	45	—
Contract termination	9	—	9	—
Separation-related	1	35	22	46
Transaction-related, net	11	28	18	30
Total expenses	471	396	889	641
Operating income	62	39	112	96
Interest expense, net	26	10	50	11
Income before income taxes	36	29	62	85
Provision for income taxes	10	8	15	24
Net income	$26	$21	$47	$61

Earnings per share
Basic	$0.27	$0.21	$0.49	$0.61
Diluted	0.27	0.21	0.49	0.61

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$26	$21	$47	$61
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	1	(5)	2	(4)
Unrealized (losses)/gains on cash flow hedges	(16)	2	(24)	2
Other comprehensive income/(loss), net of tax	(15)	(3)	(22)	(2)
Comprehensive income	$11	$18	$25	$59

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$107	$366
Trade receivables, net	354	293
Prepaid expenses	60	40
Other current assets	75	152
Total current assets	596	851
Property and equipment, net	316	326
Goodwill	1,539	1,547
Trademarks, net	1,396	1,397
Franchise agreements and other intangibles, net	570	590
Other non-current assets	239	265
Total assets	$4,656	$4,976
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	60	61
Deferred income	121	109
Accrued expenses and other current liabilities	279	502
Total current liabilities	481	693
Long-term debt	2,110	2,120
Deferred income taxes	391	399
Deferred income	148	164
Other non-current liabilities	226	182
Total liabilities	3,356	3,558
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares,100,449,328 and 100,360,236 issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Treasury stock, at cost – 4,052,640 and 2,269,169 shares at June 30, 2019 and December 31, 2018	(214)	(119)
Additional paid-in capital	1,484	1,475
Retained earnings	59	69
Accumulated other comprehensive income	(30)	(8)
Total stockholders’ equity	1,300	1,418
Total liabilities and equity	$4,656	$4,976

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$47	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	41
Impairment, net	45	—
Gain on sale	—	(23)
Deferred income taxes	(6)	(5)
Stock-based compensation	11	4
Net change in assets and liabilities:
Trade receivables	(55)	(26)
Prepaid expenses	(20)	(5)
Other current assets	(22)	(16)
Accounts payable, accrued expenses and other current liabilities	(12)	32
Payment of tax liability assumed in La Quinta acquisition	(188)	—
Deferred income	16	(22)
Payments of development advance notes, net	(8)	(1)
Other, net	(1)	(7)
Net cash (used in)/provided by operating activities	(137)	33
Investing Activities
Property and equipment additions	(25)	(33)
Acquisition of business, net of cash acquired	—	(1,695)
Proceeds from sale of assets, net	—	27
(Issuance of)/proceeds from loans, net	(2)	14
Insurance proceeds	—	14
Other, net	—	1
Net cash used in investing activities	(27)	(1,672)
Financing Activities
Net transfer to former Parent	—	(38)
Proceeds from borrowings from former Parent	—	13
Finance lease payments	(2)	(1)
(Principal payments on)/proceeds from long-term debt	(8)	2,100
Debt issuance costs	—	(28)
Capital contribution from former Parent	68	106
Dividend to former Parent	—	(90)
Dividends to shareholders	(56)	(27)
Repurchases of common stock	(95)	(11)
Net share settlement of incentive equity awards	(4)	(27)
Other, net	1	(1)
Net cash (used in)/provided by financing activities	(96)	1,996
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	(259)	357
Cash, cash equivalents and restricted cash, beginning of period	366	59
Cash, cash equivalents and restricted cash, end of period	$107	$416

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2018	98	$1	$(119)	$1,475	$69	$(8)	$1,418
Net income	—	—	—	—	21	—	21
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	5	—	—	5
Other	—	—	(1)	1	—	—	—
Balance as of March 31, 2019	97	1	(164)	1,481	61	(15)	1,364
Net income	—	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	—	(15)	(15)
Dividends	—	—	—	—	(28)	—	(28)
Repurchase of common stock	(1)	—	(50)	—	—	—	(50)
Net share settlement of incentive equity awards	—	—	—	(4)	—	—	(4)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	1	—	—	1
Balance as of June 30, 2019	96	1	$(214)	$1,484	$59	$(30)	$1,300

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2017	—	$—	$—	$1,257	$—	$—	$5	$1,262
Net income	—	—	—	39	—	—	—	39
Other comprehensive income	—	—	—	—	—	—	1	1
Net transfers to former Parent	—	—	—	(14)	—	—	—	(14)
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Balance as of March 31, 2018	—	—	—	1,267	—	—	6	1,273
Net income	—	—	—	4	—	17	—	21
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net transfers to former Parent	—	—	—	(24)	—	—	—	(24)
Net contributions from former Parent	—	—	—	234	—	—	—	234
Dividends	—	—	—	(25)	—	—	—	(25)
Transfers of net investment to additional paid-in capital	—	—	—	(1,456)	1,456	—	—	—
Issuance of common stock	100	1	—	—	—	—	—	1
Net share settlement of incentive equity awards	—	—	—	—	(27)	—	—	(27)
Repurchase of common stock	—	—	(15)	—	—	—	—	(15)
Change in deferred compensation	—	—	—	—	(4)	—	—	(4)
Other	—	—	—	—	4	1	—	5
Balance as of June 30, 2018	100	1	$(15)	$—	$1,429	$18	$3	$1,436

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
In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2018 Consolidated and Combined Financial Statements included in its most recent Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
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
Recently Issued Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance to replace the existing methodology for estimating credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Upon adoption, the Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company’s credit loss methodology with the new guidance. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. Early adoption is permitted for the interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company believes the adoption of this guidance will not have a material effect on its financial statements and related disclosures.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued guidance to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. This guidance should be applied on either a retrospective or prospective basis. The Company believes the prospective adoption of this guidance will not have a material effect on its financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the new accounting guidance for leases using the modified retrospective approach as of January 1, 2019. See Note 14 - Leases for further details.
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
Deferred Income
Deferred income, or contract liabilities, generally represents payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred income amounts as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Deferred initial franchise fee revenue	$130	$127
Deferred loyalty program revenue	86	74
Deferred co-branded credit card program revenue	14	30
Deferred hotel management fee revenue	2	21
Deferred other revenue	37	21
Total	$269	$273
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

	7/1/2019- 6/30/2020	7/1/2020- 6/30/2021	7/1/2021- 6/30/2022	Thereafter	Total
Initial franchise fee revenue	$26	$13	$12	$79	$130
Loyalty program revenue	53	21	9	3	86
Co-branded credit card program revenue	14	—	—	—	14
Hotel management fee revenue	1	—	—	1	2
Other revenue	27	3	2	5	37
Total	$121	$37	$23	$88	$269

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hotel Franchising
Royalties and franchise fees	$124	$110	$223	$188
Marketing, reservation and loyalty	139	124	252	208
License and other revenues from former Parent	33	25	61	43
Other	35	30	64	52
Total Hotel Franchising	331	289	600	491

Hotel Management
Royalties and franchise fees	2	3	5	6
Marketing, reservation and loyalty	1	—	2	—
Hotel management - owned properties	23	19	49	42
Hotel management - managed properties	13	9	26	16
Cost reimbursements	160	114	315	180
Other	2	1	1	2
Total Hotel Management	201	146	398	246

Corporate and Other	1	—	3	—

Net Revenues	$533	$435	$1,001	$737
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. As of June 30, 2019 and December 31, 2018, capitalized contract costs were $30 million and $24 million, respectively, of which $7 million and $8 million, respectively, were included in other current assets, and $23 million and $16 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$26	$21	$47	$61
Basic weighted average shares outstanding	97.1	99.9	97.5	99.8
Stock options and restricted stock units (“RSUs”)	0.3	0.1	0.3	—
Diluted weighted average shares outstanding	97.4	100.0	97.8	99.8

Earnings per share:
Basic	$0.27	$0.21	$0.49	$0.61
Diluted	0.27	0.21	0.49	0.61

Dividends:
Cash dividends declared per share	$0.29	$0.25	$0.29	$0.25
Aggregate dividends paid to shareholders	$28	$27	$56	$27

Stock Repurchase Program
On May 9, 2018, the Company’s Board of Directors approved a stock repurchase program, which became effective immediately following the Distribution, under which the Company is authorized to repurchase up to $300 million of its outstanding common stock.
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2019	2.3	$119	$52.51
For the six months ended June 30, 2019	1.8	94	52.91
As of June 30, 2019	4.1	$214	$52.68

Note: Amounts may not add due to rounding.

The Company had $86 million of remaining availability under its program as of June 30, 2019.

5.	Franchising, Marketing and Reservation Activities
Royalties and franchise fee revenues on the Condensed Consolidated and Combined Statements of Income include initial franchise fees of $4 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $8 million and $9 million for the six months ended June 30, 2019 and 2018, respectively.
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
The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, in building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was not significant during the three and six months ended June 30, 2019 and 2018. Development advance notes recorded on the Condensed Consolidated Balance Sheets amounted to $80 million and $78 million as of June 30, 2019 and December 31, 2018, respectively, and are classified within other non-current assets on the Condensed Consolidated Balance Sheets. During both the three months ended June 30, 2019 and 2018, the Company recorded $2 million related to the forgiveness of these notes. During the six months ended June 30, 2019 and 2018, the Company recorded $4 million and $3 million, respectively, related to the forgiveness of these notes. Such amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated and Combined Statements of Income. The Company recorded $1 million and less than $1 million of bad debt expenses related to development advance notes during the three months ended June 30, 2019 and 2018, respectively, and $2 million and less than $1 million for the six months ended June 30, 2019 and 2018, respectively. Such expenses were reported within operating and marketing, reservation and loyalty expenses on the Condensed Consolidated and Combined Statements of Income. The Company received $1 million and $2 million of proceeds from repayment of development advance notes during the three months ended June 30, 2019 and 2018, respectively, and issued $4 million and $8 million of development advance notes during the three months ended June 30, 2019 and 2018, respectively. The Company received $1 million and $10 million of proceeds from repayment of development advance notes during the six months ended June 30, 2019 and 2018, respectively, and issued $9 million and $11 million of development advance notes during the six months ended June 30, 2019 and 2018, respectively. These amounts are reflected net in operating activities on the Condensed Consolidated and Combined Statements of Cash Flows.

6.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with its former Parent. The Company is no longer subject to U.S. federal income tax examinations, for years prior to 2015, as part of the former Parent’s filings. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2010.
The Company made federal and state income tax payments, net of refunds, in the amount of $29 million for the six months ended June 30, 2019. These payments exclude $188 million of tax payments related to assumed liabilities in connection with the La Quinta acquisition. During the six months ended June 30, 2018, the former Parent paid $27 million of federal and state income tax liabilities related to the Company. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $8 million and $7 million for the six months ended June 30, 2019 and 2018.
The Company’s effective tax rates were 27.8% and 27.6% during the three months ended June 30, 2019 and 2018, respectively.
The Company’s effective tax rates were 24.2% and 28.2% during the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily related to the tax impact from a settlement with state taxing authorities in the first quarter of 2019, partially offset by a tax benefit associated with stock-based compensation during 2018.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	June 30, 2019	December 31, 2018
Long-term debt: (a)
$750 million revolving credit facility (due May 2023)	$—	$—
Term loan (due May 2025)	1,574	1,582
5.375% senior unsecured notes (due April 2026)	494	494
Finance leases	63	65
Total long-term debt	2,131	2,141
Less: Current portion of long-term debt	21	21
Long-term debt	$2,110	$2,120

(a)	The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $19 million and $21 million as of June 30, 2019 and December 31, 2018, respectively.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2019 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	21
Between 4 and 5 years	21
Thereafter	2,026
Total	$2,131
As of June 30, 2019, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

Deferred Debt Issuance Costs

The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. The Company had deferred debt issuance costs of $5 million as of both June 30, 2019 and December 31, 2018.

Cash Flow Hedge
The Company has hedged a portion of its $1.6 billion term loan. As of June 30, 2019, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million has a remaining term of approximately five years with a weighted average fixed rate of 2.55% and $500 million has a remaining term of approximately three years with a weighted average fixed rate of 2.42%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $37 million and $5 million liability as of June 30, 2019 and December 31, 2018, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. Unrealized losses recognized in accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2019 and 2018 were $32 million ($24 million, net of taxes) and $3 million, respectively.

Interest Expense, Net
Wyndham Hotels incurred net interest expense of $26 million and $10 million for the three months ended June 30, 2019 and 2018, respectively, and $50 million and $11 million for the six months ended June 30, 2019 and 2018, respectively. Cash paid related to such interest was $50 million for the six months ended June 30, 2019. There were no cash payments related to interest in the 2018 period.

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

	June 30, 2019
	Carrying Amount	Estimated Fair Value
Debt
Total debt	$2,131	$2,188
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

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties, and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains and losses recognized in income from freestanding foreign currency exchange contracts were not material during the three and six months ended June 30, 2019 and 2018, respectively.
As required, the Company began accounting for Argentina as a highly inflationary economy as of July 1, 2018. The Company incurred immaterial foreign currency exchange gains related to Argentina during the three months ended June 30, 2019 and $1 million of losses during the six months ended June 30, 2019. Such gains or losses are included in operating expenses in the Condensed Consolidated and Combined Statements of Income.

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

Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $8 million and $25 million as of June 30, 2019 and December 31, 2018, respectively. The Company also had receivables of $2 million and $21 million as of June 30, 2019 and December 31, 2018, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.

Guarantees

Hotel Management Guarantees

The Company has entered into hotel management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from nine to ten years. As of June 30, 2019, the maximum potential amount of future payments that may be made under these guarantees was $97 million with a combined annual cap of $26 million. These guarantees have a remaining life of approximately four to five years with a weighted average life of approximately four years.

In connection with its performance guarantees, as of June 30, 2019, the Company maintained a liability of $14 million, which was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of June 30, 2019, the Company had no assets related to these guarantees. As of December 31, 2018, the Company maintained a liability of $24 million, of which $15 million was included in other non-current liabilities and $9 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company also had a corresponding $11 million asset related to the guarantees, of which $1 million was included in other current assets and $10 million was included in other non-current assets on its Condensed Consolidated Balance Sheets. Such assets were amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million for both the three and six months ended June 30, 2019 and 2018.

For guarantees subject to recapture provisions, the Company had receivables of $5 million as of June 30, 2019, which were included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had receivables of $46 million, of which $45 million were included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated Balance Sheet. Such receivables were the result of payments made to date that are subject to recapture and which the Company believes will be recoverable from future operating performance.

During the second quarter of 2019, the Company determined that it expects to exit an unprofitable hotel-management agreement initiated in 2013. In conjunction with this management agreement, which was subject to recapture provisions and covers 22 hotels, the Company’s guarantee obligations have been exhausted, and the Company has elected not to support further out-of-pocket payments by its subsidiary to the hotels’ owner. The Company expects that this will result in the hotel-management agreement, including the Company’s ability to recapture out-of-pocket payments it had made to the hotels’ owner, being terminated. As a result of the decision to no longer support out-of-pocket payments and other factors, $48 million of receivables became fully impaired and were written off. Wyndham Hotels believes that the expected termination of the hotel-management agreement will not result in a material adverse effect on the Company. During the second quarter, the Company also wrote off a $10 million guarantee asset and derecognized a $13 million guarantee liability related to such management agreement. As such, the Company recorded a total net non-cash charge of $45 million which is reported within impairment, net on the Condensed Consolidated Statement of Income. As of December 31, 2018, the Company also had receivables of $21 million of deferred hotel management fees which were included within other non-current assets on the Condensed Consolidated Balance Sheets and were fully offset by $21 million of deferred hotel management fees which were included within deferred income with the Condensed Consolidated Balance Sheets. These amounts were fully written off as of June 30, 2019.

Credit Support Provided and Other Indemnifications relating to Wyndham Worldwide’s Sale of its European Vacation Rentals Business

In May 2018, Wyndham Worldwide completed the sale of its European Vacation Rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC. In connection with the sale of the European Vacation Rentals business, the Company provided certain post-closing credit support in the form of guarantees to help ensure that the business meets the requirements of certain credit card service providers, travel association and regulatory authorities.

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

As of June 30, 2019, there were $76 million of outstanding guarantees provided by the Company. Such guarantees had a fair value of $61 million, and the Company had an offsetting $41 million receivable from its former Parent representing two-

thirds of the fair value of the guarantees. The fair value of the guarantees of $61 million was included in other non-current liabilities and the $41 million receivable from its former Parent was included in other non-current assets on its Condensed Consolidated Balance Sheets.

In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. Accordingly, the Company had a net receivable of $40 million as of December 31, 2018, which it received from its former Parent during the second quarter of 2019. Such amount was included within capital contribution from former Parent on the Company’s Condensed Consolidated and Combined Statement of Cash Flows.

Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates

Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $8 million and $24 million as of June 30, 2019 and December 31, 2018, respectively, which were included within other non-current liabilities. The Company also had a $1 million and $11 million liability due to its former Parent primarily related to taxes which was included within current liabilities on its Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company had $6 million and $44 million of tax-related receivables due from former Parent and subsidiaries as of June 30, 2019 and December 31, 2018, respectively, which were included within current assets on its Condensed Consolidated Balance Sheets. During the second quarter of 2019, the Company received $28 million from its former Parent related to net tax refunds, which was included within capital contribution from former Parent on its Condensed Consolidated and Combined Statement of Cash Flows.

10.	Stock-Based Compensation

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights, RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan, which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2019, 6.7 million shares remained available.
Incentive Equity Awards Granted by the Company
During 2019, Wyndham Hotels’ Board of Directors approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.

The activity related to the Company’s incentive equity awards for the six months ended June 30, 2019 consisted of the following:

	RSUs			Options			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of Options		Weighted Average Exercise Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2018	0.5		$61.31	0.5		$61.40	—		$—
Granted(a)	0.5		52.44	0.5		52.44	0.1		52.44
Vested/Exercised	(0.1)		61.30	—		—	—		—
Canceled	(0.1)		58.81	—		—	—		—
Balance as of June 30, 2019	0.8	(b)	$55.90	1.0	(c)	$56.93	0.1	(d)	$52.44

(a)	Represents awards granted by the Company primarily in February 2019.

(b)
RSUs outstanding as of June 30, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $45 million, which is expected to be recognized over a weighted average period of 3.3 years.

(c)
Unvested options outstanding were 0.9 million with a weighted average exercise price of $56.26 as of June 30, 2019. Unvested options are expected to vest over time and have an aggregate unrecognized compensation expense of $9 million, which is expected to be recognized over a weighted average period of 3.3 years. The approximately 1.0 million options outstanding (0.1 million options exercisable) as of June 30, 2019 had an intrinsic value of $2 million with a weighted average remaining contractual life of 7.3 years.

(d)
PSUs outstanding as of June 30, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $5 million, which is expected to be recognized over a weighted average period of 2.8 years.

The fair value of stock options granted by Wyndham Hotels in February 2019 was estimated to be $10.46 per option on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock of comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

2019
Grant date strike price	$52.44
Expected volatility	22.24%
Expected life	6.25 years
Risk-free interest rate	2.63%
Projected dividend yield	2.21%

Incentive Equity Awards Granted by Wyndham Worldwide

In addition to the awards granted by Wyndham Hotels, as of June 30, 2019, there were 0.1 million RSUs outstanding which were granted to employees by Wyndham Worldwide prior to the Company’s spin-off. Such outstanding RSUs were converted to the Company’s stock at a weighted average grant price of $64.46 and will fully vest in July 2019.
Stock-Based Compensation Expense

Stock-based compensation expense was $6 million and $21 million for the three months ended June 30, 2019 and 2018, respectively, of which $2 million and $20 million, respectively, was recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income. Further, stock-based compensation expense was $11 million and $24 million for the six months ended June 30, 2019 and 2018, respectively, of which $4 million and $20 million, respectively, was recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income.

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

	Three Months Ended June 30,
	2019		2018
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$331	$162	$289	$129
Hotel Management	201	16	146	8
Total Reportable Segments	532	178	435	137
Corporate and Other	1	(19)	—	(12)
Total Company	$533	$159	$435	$125

The table below is a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended June 30,
	2019	2018
Net income	$26	$21
Provision for income taxes	10	8
Depreciation and amortization	27	22
Interest expense, net	26	10
Stock-based compensation	4	1
Impairment, net	45	—
Contract termination costs	9	—
Separation-related expenses	1	35
Transaction-related expenses, net	11	28
Adjusted EBITDA	$159	$125

	Six Months Ended June 30,
	2019		2018
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$600	$275	$491	$214
Hotel Management	398	31	246	24
Total Reportable Segments	998	306	737	238
Corporate and Other	3	(36)	—	(21)
Total Company	$1,001	$270	$737	$217

The table below is a reconciliation of Net income to Adjusted EBITDA.

	Six Months Ended June 30,
	2019	2018
Net income	$47	$61
Provision for income taxes	15	24
Depreciation and amortization	56	41
Interest expense, net	50	11
Stock-based compensation	7	4
Impairment, net	45	—
Contract termination costs	9	—
Separation-related expenses	22	46
Transaction-related expenses, net	18	30
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$270	$217

12.	Other Expenses and Charges

Separation-Related

The Company incurred separation-related costs associated with its spin-off from Wyndham Worldwide of $1 million and $35 million for the three months ended June 30, 2019 and 2018, respectively, and $22 million and $46 million for the six months ended June 30, 2019 and 2018, respectively. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

Transaction-Related, Net

For the three and six months ended June 30, 2019, the Company incurred $11 million and $18 million, respectively of transaction-related costs primarily for integration activities related to the Company’s acquisition of La Quinta in 2018.

For the three and six months ended June 30, 2018, the Company incurred $28 million and $30 million, respectively of transaction-related costs primarily related to the Company’s acquisition of La Quinta in 2018, partially offset by a $23 million gain the Company recorded in connection with its sale of the Knights Inn brand.

Impairment, Net

The Company incurred a non-cash net impairment charge associated with the planned termination of a hotel-management arrangement, which is comprised of a $48 million write-off of receivables, a $10 million write-off of a guarantee asset and the derecognition of a $13 million guarantee liability. See Note 9 - Commitments and Contingencies for further details.

Contract Termination

During the second quarter of 2019, the Company incurred a contract termination charge of $9 million in connection with an obligation associated with the expected termination of a hotel-management agreement. The Company recorded a liability which was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheets.

13.	Transactions with Former Parent

Wyndham Hotels has a number of arrangements with its former Parent for services provided between both parties as described below.

Cash Management

Former Parent used a centralized cash management process. Prior to the Company’s spin-off, the majority of Wyndham Hotels’ daily cash receipts were transferred to former Parent and former Parent funded Wyndham Hotels’ operating and investing activities as needed. Accordingly, the cash and cash equivalents held by former Parent were not allocated to

Wyndham Hotels prior to the spin-off. During such periods, Wyndham Hotels reflected transfers of cash between the Company and former Parent as a component of Due to former Parent, net on its Condensed Consolidated Balance Sheets.

Net Transfer to and Net Contribution from Former Parent

The components of net transfers to and net contribution from former Parent in the Condensed and Combined Statements of former Parent’s Net Investment were as follows:

Six Months Ended June 30, 2018
Cash pooling and general financing activities	$(110)
Indirect general corporate overhead allocations	12
Corporate allocations for shared services	13
Stock-based compensation allocations	20
Income taxes	27
Net transfers to former Parent	(38)

Contribution of subsidiary borrowings due to former Parent	197
Capital contribution from former Parent	106
Dividend to former Parent	(90)
Other contributions from former Parent, net	21
Net contributions from former Parent	234
Net transfers to and net contributions from former Parent	$196

Services Provided by Former Parent

Prior to the Company’s spin-off, Wyndham Hotels’ Condensed Consolidated and Combined Financial Statements included costs for services that its former Parent provided to the Company, including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During the six months ended June 30, 2018, Wyndham Hotels was charged $13 million for such services, which were included in operating and general and administrative expenses in Wyndham Hotels’ Condensed Consolidated and Combined Statements of Income.

Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $12 million of expenses for indirect general corporate overhead from former Parent during the six months ended June 30, 2018, which are included in general and administrative expenses within its Condensed Consolidated and Combined Statements of Income.

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

Insurance

Prior to the Company’s spin-off, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million for the six months ended June 30, 2018, which was included in the Condensed Consolidated and Combined Statements of Income.

Defined Contribution Benefit Plans

Prior to the Company’s spin-off, former Parent administered and maintained defined contribution savings plans and a deferred compensation plan that provided eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million for the six months ended June 30, 2018. Subsequent to the Company’s spin-off, Wyndham Hotels administers and maintains its own defined contribution savings plans and deferred compensation plan.

Transactions with Former Parent

In connection with the Company’s spin-off, Wyndham Hotels and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destinations’ affiliations with one of the hospitality industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

Wyndham Hotels also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. In connection with these agreements, the Company recorded $1 million and $3 million of revenues for the three and six months ended June 30, 2019, respectively, which are reported within other revenues on the Condensed Consolidated and Combined Statements of Income.

In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $28 million and $51 million for a license, development and non-competition agreement and $5 million and $11 million for activities associated with the Wyndham Rewards program for the three and six months ended June 30, 2019, respectively. Such fees are recorded within license and other revenues from former Parent on the Condensed Consolidated and Combined Statements of Income. Wyndham Hotels also incurred $9 million of expense during the second quarter of 2019 as a result of an indemnification obligation to Wyndham Destinations as a result of the expected termination of a hotel-management agreement and an associated lease. Such expense is recorded within contract termination on the Condensed Consolidated and Combined Statement of Income.

These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. These Condensed Consolidated and Combined Financial Statements do not reflect the effect of these new and/or revised agreements for periods prior to the spin-off.

14.	Leases

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

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets	Other non-current assets	$34
Finance lease assets	Property and equipment, net	40
Total lease assets		$74

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$6
Finance lease liabilities	Current portion of long-term debt	5
Non-current
Operating lease liabilities	Other non-current liabilities	28
Finance lease liabilities	Long-term debt	58
Total lease liabilities		$97

During the second quarter of 2019, the Company entered into new leases related to its corporate headquarters and call center, which resulted in an increase of $22 million in operating lease assets and lease liabilities.

The table below presents the remaining lease term and discount rates for finance and operating leases.

June 30, 2019
Weighted-average remaining lease term
Operating leases	7.7 years
Finance leases	10.2 years
Weighted-average discount rate
Operating leases (a)	4.8%
Finance leases	4.5%

(a) Upon adoption of the new lease guidance, discount rates used for existing leases were established on January 1, 2019.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019.

	Operating Leases	Finance Leases
Remainder of 2019	$4	$4
2020	7	7
2021	6	7
2022	4	7
2023	3	7
2024	3	7
Thereafter	13	38
Total minimum lease payments	40	77
Less: amount of lease payments representing interest	6	14
Present value of future minimum lease payments	34	63
Less: current obligations under leases	6	5
Long-term lease obligations	$28	$58

Other Information

For the six months ended June 30, 2019, the Company made cash payments totaling $4 million related to its operating and finance leases which was included within operating activities, and $2 million of cash payments related to its finance leases which was included within financing activities on the Condensed Consolidated Statement of Cash Flows.

For the three months ended June 30, 2019, the Company incurred finance lease expense of $1 million for each of amortization of the right-of-use assets and interest expense and incurred $1 million of expense related to its operating leases.

For the six months ended June 30, 2019, the Company incurred finance lease expense of $2 million for each of amortization of right-of-use assets and interest expense and incurred $3 million of expense related to its operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements include, but are not limited to, statements related to our expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections and may be identified by words such as ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘goal,’’ ‘‘future,’’ ‘‘outlook,’’ ‘‘guidance,’’ ‘‘target,’’ ‘‘estimate’’ and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, operating risks associated with the hotel franchising and hotel management businesses, the impact of war, terrorist activity or political strife, risks related to the acquisition and integration of La Quinta, risks related to our ability to obtain financing and the terms of such financing, risks related to the planned termination of certain hotel-management agreements (which may not be completed on the terms currently anticipated or at all), and the timing and amount of future share repurchases and dividends, as well as the risks described in our most recent Annual Report on Form 10-K, filed with the SEC and subsequent reports filed with the SEC. Except as required by law, Wyndham Hotels undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to both (i) Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries for time periods following the consummation of our spin-off as an independent company and (ii) the Wyndham Hotels & Resorts Businesses for time periods prior to the consummation of the spin-off. Unless the context otherwise suggests, references herein to “Wyndham Worldwide,” “Wyndham Destinations” and “former Parent” refer to Wyndham Worldwide Corporation and its consolidated subsidiaries.

BUSINESS AND OVERVIEW
Wyndham Hotels & Resorts is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in more than 80 countries around the world.
Wyndham Hotels operates in the following segments:

•	Hotel franchising — licenses our lodging brands and provides related services to third-party hotel owners and others.

•	Hotel management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by us.
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
We generate royalties and franchise fees, management fees and other revenues from hotel franchising and hotel management activities, as well as fees from licensing our “Wyndham” trademark, certain other trademarks and intellectual property. In addition, pursuant to our franchise and management contracts with third-party hotel owners, we generate marketing, reservation and loyalty fee revenues and cost reimbursement revenues that over time are offset, respectively, by the marketing, reservation and loyalty costs and property operating costs that we incur. We completed our acquisition of La Quinta Holdings, Inc. in May 2018, as a result of which certain comparisons of operating and financial metrics for the three and six months ended June 30, 2019 to the prior periods include significant acquisition impacts.
OPERATING STATISTICS
The table below presents our operating statistics for the three and six months ended June 30, 2019 and 2018. “Rooms” represent the number of hotel rooms in our brand systems as of the last date of the period. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2019	2018	% Change
Rooms(a)
United States	508,300	504,300	1%
International	308,300	288,000	7%
Total rooms	816,600	792,300	3%

	Three Months Ended June 30,
	2019	2018	% Change
RevPAR(a)
United States	$50.98	$48.50	5%
International(b)	32.47	33.89	(4%)
Total RevPAR(b)	44.06	42.95	3%

	Six Months Ended June 30,
	2019	2018	% Change
RevPAR(b)
United States	$45.83	$42.39	8%
International(c)	30.71	32.41	(5%)
Total RevPAR(c)	40.17	38.54	4%

(a)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 3% and total RevPAR increased 5%.

(c)	Excluding currency effects, international RevPAR increased 2% and total RevPAR increased 7%.

THREE MONTHS ENDED JUNE 30, 2019 VS. THREE MONTHS ENDED JUNE 30, 2018

	Three Months Ended June 30,
	2019	2018	% Change
Net revenues	$533	$435	23%
Expenses	471	396	19%
Operating income	62	39	59%
Interest expense, net	26	10	NM
Income before income taxes	36	29	24%
Provision for income taxes	10	8	25%
Net income	$26	$21	24%
During the three months ended June 30, 2019, net revenues increased 23% compared with the prior-year period, primarily due to $98 million of higher revenues from the La Quinta acquisition, which included $55 million of cost reimbursement revenues. Excluding the La Quinta acquisition, a $2 million unfavorable impact from currency translation and a $1 million unfavorable impact from the Knights Inn divestiture, net revenues increased $3 million compared to the prior year due to higher license and other fees, partially offset by reduced cost reimbursement revenues and lower marketing revenues due to timing of our brand conference (which was held in the second quarter of 2018 versus the third quarter in 2019).
During the three months ended June 30, 2019, total expenses increased 19%, which included an estimated $65 million of higher expenses from La Quinta (including cost reimbursements), a $45 million non-cash impairment charge and $9 million in contract termination costs, partially offset by a $34 million decrease in separation-related costs and $17 million of lower net transaction-related costs. Excluding cost reimbursement revenues and the acquisition of La Quinta, during the three months ended June 30, 2019:

•
Marketing, reservation and loyalty expenses were 41.2% of revenues, compared to 38.8% during the three months ended June 30, 2018 primarily due to earlier marketing spend this year and a change in classification of certain costs to our marketing, reservation and loyalty funds, partially offset by lower brand-conference expenses;

•
Operating expenses were 11.9% of revenues, compared to 15.2% during the second quarter of 2018, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•	General and administrative expenses were 9.0% of revenues during the three months ended June 30, 2019 and 2018.
Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $9 million during the three months ended June 30, 2019, driven by the incurrence of marketing expenses in advance of corresponding revenues. Marketing, reservation and loyalty revenues equaled marketing, reservation and loyalty expenses during the second quarter of 2018.
During the three months ended June 30, 2019, interest expense, net increased $16 million compared with the prior-year period due to the borrowings made by us in the second quarter of 2018, primarily to fund the La Quinta acquisition.
Our effective tax rates were 27.8% and 27.6% during the three months ended June 30, 2019 and 2018, respectively.
As a result of these items, net income increased $5 million compared with the three months ended June 30, 2018.

The table below is a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended June 30,
	2019	2018
Net income	$26	$21
Provision for income taxes	10	8
Depreciation and amortization	27	22
Interest expense, net	26	10
Stock-based compensation	4	1
Impairment, net	45	—
Contract termination costs	9	—
Separation-related expenses	1	35
Transaction-related expenses, net	11	28
Adjusted EBITDA	$159	$125

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2019 compared to the three months ended June 30, 2018:

	Net Revenues			Adjusted EBITDA
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$331	$289	15%	$162	$129	26%
Hotel Management	201	146	38%	16	8	100%
Corporate and Other	1	—	NM	(19)	(12)	NM
Total Company	$533	$435	23%	$159	$125	27%

Hotel Franchising

	Three Months Ended June 30,
	2019	2018	% Change
Rooms
United States	457,600	450,900	1%
International	293,700	274,900	7%
Total rooms	751,300	725,800	4%
RevPAR(a)
United States	$48.65	$46.17	5%
International(b)	31.59	32.85	(4%)
Total RevPAR(b)	42.04	41.07	2%

(a)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 3% and total RevPAR increased 4%.

Revenues increased 15% compared to the second of quarter 2018. Excluding the $35 million net favorable impact from our 2018 acquisition of La Quinta and divestiture of the Knights Inn brand and a $2 million unfavorable impact from foreign currency translation, revenues increased 3% as higher license and other fees were, partially offset by lower marketing revenues due to timing of our brand conference, which was held in the second quarter of 2018 versus the third quarter in 2019.
Adjusted EBITDA grew 26% compared to the second quarter of 2018, to $162 million. Excluding an estimated $23 million net favorable impact from our 2018 acquisition and divestiture and a $1 million unfavorable impact from foreign currency, adjusted EBITDA grew 9%, reflecting the growth in revenues and the impact of reorganizing certain functions and related expenses into our Corporate segment as a result of our spin-off, partially offset by the timing of marketing expenses, which reduced adjusted EBITDA by $14 million. Excluding the acquisition of La Quinta, during the three months ended June 30, 2019:

•
Marketing, reservation and loyalty expenses increased to 44.3% of revenues from 42.1% during the same period in the prior year due to earlier marketing spend this year and a change in classification of certain costs to our marketing, reservation and loyalty funds, partially offset by lower brand-conference expenses;

•
Operating expenses decreased to 6.2% of revenues from 10.1% during the same period in the prior year, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•
General and administrative expenses decreased to 1.9% of revenues, compared to 4.4% during the same period in the prior year, primarily due to the impact of reorganizing certain functions into our Corporate segment as a result of our spin-off to a stand-alone public company.

Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $4 million in the three months ended June 30, 2019, while marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $2 million during the three months ended June 30, 2018.
Hotel Management

	Three Months Ended June 30,
	2019	2018	% Change
Rooms
United States	50,700	53,400	(5%)
International	14,500	13,100	11%
Total rooms	65,200	66,500	(2%)
RevPAR(a)
United States	$71.61	$87.43	(18%)
International(b)	49.53	55.23	(10%)
Total RevPAR(b)	66.67	76.60	(13%)

(a)	Includes the impact of acquisitions from their dates forward.

(b)	Excluding currency effects, international RevPAR decreased 1% and total RevPAR decreased 11%.

Revenues increased $55 million compared to the prior-year period, reflecting $62 million of higher revenues from La Quinta (including $55 million of cost-reimbursement revenues). Excluding the acquisition of La Quinta, revenues declined $7 million primarily due to lower cost-reimbursement revenues, which have no impact on adjusted EBITDA.
Adjusted EBITDA increased $8 million compared to the prior-year period, reflecting an estimated $6 million of higher adjusted EBITDA from La Quinta.
Cost reimbursement revenue was equal to reimbursable expenses in both 2019 and 2018. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $3 million and $2 million for the three months ended June 30, 2019 and 2018, respectively.
Corporate and Other
Corporate and Other revenues increased $1 million during the three months ended June 30, 2019 compared to the same period in 2018, which represents fees earned under a transition services agreement with our former Parent.
Adjusted EBITDA decreased $7 million during the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a reorganization of certain functions into our Corporate segment in connection with our spin-off to a stand-alone public company.

SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018

	Six Months Ended June 30,
	2019	2018	% Change
Net revenues	$1,001	$737	36%
Expenses	889	641	39%
Operating income	112	96	17%
Interest expense, net	50	11	NM
Income before income taxes	62	85	(27%)
Provision for income taxes	15	24	(38%)
Net income	$47	$61	(23%)

During the six months ended June 30, 2019, net revenues increased 36% compared with the prior-year period, which was driven by $267 million of higher revenues from the La Quinta acquisition, including $152 million of cost reimbursement revenues. Excluding the revenues from the La Quinta acquisition, a $3 million unfavorable impact from currency translation and a $3 million unfavorable impact from the Knights Inn divestiture, net revenues increased 1% primarily due to higher license and other fee revenues partially offset by lower cost reimbursement revenues and lower marketing revenues due to timing of our brand conference, which was held in the second quarter of 2018 versus the third quarter in 2019.
During the six months ended June 30, 2019, total expenses increased 39%, which included $198 million of higher expenses associated with the La Quinta acquisition, a $45 million of non-cash impairment charge and $9 million in contract termination costs, partially offset by $24 million of lower separation-related costs and a $12 million decrease in net transaction-related costs primarily associated with the La Quinta acquisition. Excluding cost reimbursement revenues and the acquisition of La Quinta, during the six months ended June 30, 2019:

•
Marketing, reservation and loyalty expenses increased to 41.2% of revenues from 37.4% during the six months ended June 30, 2018, primarily due to earlier marketing spend this year and a change in classification of certain costs to our marketing, reservation and loyalty funds, partially offset by lower brand-conference expenses;

•
Operating expenses decreased to 14.1% of revenues from 16.1% during the six months ended June 30, 2018, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•
General and administrative expenses were 10.0% of revenues and 9.3% during the six months ended June 30, 2019 and 2018, respectively, as a result of incremental costs related to operating as a stand-alone public company.

Marketing, reservation and loyalty expense exceeded marketing, reservation and loyalty revenues by $24 million during the six months ended June 30, 2019, and marketing, reservation and loyalty revenues equaled marketing, reservation and loyalty expense during the six months ended June 30, 2018.
During the six months ended June 30, 2019, interest expense, net increased $39 million compared with the prior-year period due to the borrowings made by us in the second quarter of 2018, primarily to fund the La Quinta acquisition.
Our effective tax rates were 24.2% and 28.2% for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily related to the tax impact from a settlement with state taxing authorities in the first quarter of 2019, partially offset by a tax benefit associated with stock-based compensation during 2018.
As a result of these items, net income decreased $14 million compared with the six months ended June 30, 2018.
The table below is a reconciliation of Net income to Adjusted EBITDA.

	Six Months Ended June 30,
	2019	2018
Net income	$47	$61
Provision for income taxes	15	24
Depreciation and amortization	56	41
Interest expense, net	50	11
Stock-based compensation	7	4
Impairment, net	45	—
Contract termination costs	9	—
Separation-related expenses	22	46
Transaction-related expenses	18	30
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$270	$217

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2019 compared to June 30, 2018:

	Net Revenues			Adjusted EBITDA
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$600	$491	22%	$275	$214	29%
Hotel Management	398	246	62%	31	24	29%
Corporate and Other	3	—	NM	(36)	(21)	NM
Total Company	$1,001	$737	36%	$270	$217	24%

Hotel Franchising

	Six Months Ended June 30,
	2019	2018	% Change
RevPAR(a)
United States	$43.24	$40.27	7%
International(b)	29.60	31.13	(5%)
Total RevPAR(b)	37.95	36.76	3%

(a)	Includes the impact of acquisitions and dispositions from the acquisition and disposition dates forward.

(b)	Excluding currency effects, International RevPAR increased 2% and total RevPAR increased 6%.

Net revenues increased 22% for the six months ended June 30, 2019 compared with the same period in the prior year. Excluding a $94 million net favorable impact from our 2018 acquisition of La Quinta and divestiture of the Knights Inn brand and a $3 million unfavorable impact from foreign currency translation, net revenues increased 4% as higher license and other fee revenues were partially offset by lower marketing revenues associated with the timing of our brand conference, which was held in the second quarter of 2018 versus the third quarter in 2019.
Adjusted EBITDA grew 29% compared to the six months ended June 30, 2018, to $275 million. Excluding an estimated $48 million net favorable impact from our 2018 acquisition and divestiture and a $3 million unfavorable impact from foreign currency, adjusted EBITDA grew 7%, reflecting the growth in revenues and lower expenses, partially offset by the timing of marketing expenses, which reduced adjusted EBITDA by $32 million. Excluding the acquisition of La Quinta, during the six months ended June 30, 2019:

•
Marketing, reservation and loyalty expenses increased to 44.8% of revenues from 41.6% during the same period in the prior year primarily due to earlier marketing spend this year and a change in classification of certain costs to our marketing, reservation and loyalty funds, partially offset by lower brand-conference expenses;

•
Operating expenses decreased to 7.6% of revenue compared to 10.5% during the same period in the prior year primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•
General and administrative expenses decreased to 3.0% of revenues from 4.4% during the same period in the prior year, primarily due to the impact of reorganizing certain functions into our Corporate segment as a result of our spin-off to a stand-alone public company.

Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $15 million during the six months ended June 30, 2019. Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $2 million during the six months ended June 30, 2018.
Hotel Management

	Six Months Ended June 30,
	2019	2018	% Change
RevPAR(a)
United States	$68.60	$89.63	(23%)
International(b)	52.31	58.50	(11%)
Total RevPAR(b)	64.97	77.00	(16%)

(a)	Includes the impact of acquisitions and disposition from their respective dates forward.

(b)	Excluding currency effects, International RevPAR decreased 1% and total RevPAR decreased 14%.

Revenues increased $152 million compared to the prior-year period, reflecting $170 million of higher revenues from La Quinta (including $152 million of cost-reimbursement revenues). Excluding the acquisition of La Quinta, revenues declined $18 million primarily due to lower cost-reimbursement revenues, which have no impact on adjusted EBITDA.
Adjusted EBITDA increased $7 million compared to the prior-year period, reflecting an estimated $13 million of higher adjusted EBITDA from La Quinta, partially offset by $6 million due to the absence of hurricane-related insurance proceeds received during the six months ended June 30, 2018.
Cost reimbursement revenue was equal to reimbursable expenses in both 2019 and 2018. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $7 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.
Corporate and Other
Corporate and Other revenues increased $3 million during the six months ended June 30, 2019 compared to the same period in 2018, which represents fees earned under a transition services agreement with our former Parent.
Adjusted EBITDA decreased $15 million during the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a reorganization of certain functions into our Corporate segment in connection with our spin-off to a stand-alone public company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2019	December 31, 2018	Change
Total assets	$4,656	$4,976	$(320)
Total liabilities	3,356	3,558	(202)
Total stockholders’ equity	1,300	1,418	(118)

Total assets decreased $320 million from December 31, 2018 to June 30, 2019 primarily due to a reduction in cash as a result of payments for taxes assumed with the La Quinta acquisition, stock repurchases and dividends. Total liabilities decreased $202 million primarily due to the payment of the aforementioned tax liability assumed with the La Quinta acquisition. Total equity decreased $118 million from December 31, 2018 to June 30, 2019 primarily due to stock repurchases and dividends, partially offset by our net income for the period.

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

As of June 30, 2019, we had a Term Loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a revolving credit facility in an aggregate principal amount of $750 million, all of which was undrawn. The interest rate per annum applicable to our Term Loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
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

We are currently in negotiations to terminate a hotel-management agreement which contains operating performance guarantees and covers eight hotel properties, in conjunction with which we would make payments to the hotels’ owner which we expect will be at a significant discount to our remaining potential guarantee exposure of approximately $70 million. We expect to record a contract termination expense in the third quarter related to these future payments.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Cash provided by/(used in)
Operating activities	$(137)	$33	$(170)
Investing activities	(27)	(1,672)	1,645
Financing activities	(96)	1,996	(2,092)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	1	—	1
Net change in cash, cash equivalents and restricted cash	$(259)	$357	$(616)

During the six months ended June 30, 2019, net cash used in operating activities increased $170 million compared to the prior-year period primarily due to the payment of $188 million of tax liabilities assumed in the La Quinta acquisition in 2018.

Net cash used in investing activities decreased $1.6 billion compared to the prior-year period, primarily due to the payment for the acquisition of La Quinta in 2018.

Net cash used in financing activities increased $2.1 billion compared to the prior-year period, primarily due to proceeds from borrowings used to fund the La Quinta acquisition in 2018.

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

During the six months ended June 30, 2019, we spent $25 million on capital expenditures, primarily related to information technology and the integration of La Quinta. During 2019, we anticipate spending approximately $60 million on capital expenditures, including expenditures of approximately $10 million to integrate La Quinta.

In addition, during the six months ended June 30, 2019, we spent $8 million net of repayments on development advance notes to acquire new franchise and management agreements. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs and strategic investments (other than any significant acquisitions) will be financed with cash flow generated through operations. Additional expenditures will be financed with general corporate borrowings.

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

Under our current stock repurchase program, we repurchased approximately 1.8 million shares at an average price of $52.91 for a cost of $94 million during the six months ended June 30, 2019. We had $86 million of remaining availability under our program as of June 30, 2019.

Dividend Policy

During the six months ended June 30, 2019, we declared quarterly cash dividends of $0.29 per share each quarter ($57 million in aggregate). The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend will occur in the future.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2019, our first-lien leverage ratio was 2.6 times.

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

As of June 30, 2019, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $10 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 9 - Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2018 Consolidated and Combined Financial Statements included in its most recent Annual Report on Form 10-K, filed with the SEC and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.
We use various financial instruments, including interest swap contracts, to reduce the interest rate risk related to our debt. We also use foreign currency forwards to manage and reduce the foreign currency exchange rate risk associated with our foreign currency denominated receivables and payables, forecasted royalties, forecasted earnings and cash flows of foreign subsidiaries and other transactions.
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 8 - Fair Value to the Condensed Consolidated and Combined Financial Statements. Our principal market exposures are interest rate and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which consists of our Term Loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $488 million as of June 30, 2019. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in approximately a $1 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2019. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2019, the absolute notional amount of our outstanding foreign exchange hedging instruments was $49 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $4 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is now considered to be a highly inflationary economy. As of June 30, 2019, we had total net assets of $11 million in Argentina.
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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 9 - Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors under the section titled “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2018, our Board of Directors authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. Below is a summary of our common stock repurchases by month for the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April	187,400	$53.06	187,400	$126,548,233
May	380,142	55.19	380,142	105,567,121
June	341,820	55.80	341,820	86,493,466
Total	909,362	$54.98	909,362	$86,493,466

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

WYNDHAM HOTELS & RESORTS, INC.

Date: July 25, 2019	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: July 25, 2019	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished with this report.