Form 10-Q
period 2019-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2019-10-29
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
95,167,458 shares of common stock outstanding as of September 30, 2019.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2019, the related condensed consolidated and combined statements of income, comprehensive income, cash flows, and equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
October 29, 2019

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Royalties and franchise fees	$140	$138	$368	$332
Marketing, reservation and loyalty	167	151	421	359
Hotel management	12	32	88	90
License and other revenues from former Parent	35	36	97	79
Cost reimbursements	161	219	476	398
Other	45	28	111	83
Net revenues	560	604	1,561	1,341
Expenses
Marketing, reservation and loyalty	160	139	437	347
Operating	43	51	124	139
General and administrative	33	36	98	85
Cost reimbursements	161	219	476	398
Depreciation and amortization	26	30	81	71
Impairment, net	—	—	45	—
Contract termination	34	—	43	—
Separation-related	—	17	22	63
Transaction-related, net	12	7	30	37
Total expenses	469	499	1,356	1,140
Operating income	91	105	205	201
Interest expense, net	25	24	76	36
Income before income taxes	66	81	129	165
Provision for income taxes	21	23	36	47
Net income	$45	$58	$93	$118

Earnings per share
Basic	$0.47	$0.58	$0.95	$1.19
Diluted	0.47	0.58	0.95	1.19

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$45	$58	$93	$118
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(1)	(4)	1	(8)
Unrealized (losses)/gains on cash flow hedges	(3)	5	(27)	7
Other comprehensive (loss)/income, net of tax	(4)	1	(26)	(1)
Comprehensive income	$41	$59	$67	$117

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$134	$366
Trade receivables, net	339	293
Prepaid expenses	46	40
Other current assets	67	152
Total current assets	586	851
Property and equipment, net	310	326
Goodwill	1,539	1,547
Trademarks, net	1,395	1,397
Franchise agreements and other intangibles, net	559	590
Other non-current assets	241	265
Total assets	$4,630	$4,976
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	52	61
Deferred income	94	109
Accrued expenses and other current liabilities	347	502
Total current liabilities	514	693
Long-term debt	2,106	2,120
Deferred income taxes	383	399
Deferred income	158	164
Other non-current liabilities	227	182
Total liabilities	3,388	3,558
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600,000,000 shares, 100,561,270 and 100,360,236 issued and outstanding at September 30, 2019 and December 31, 2018	1	1
Treasury stock, at cost – 5,462,801 and 2,269,169 shares at September 30, 2019 and December 31, 2018	(289)	(119)
Additional paid-in capital	1,487	1,475
Retained earnings	77	69
Accumulated other comprehensive income	(34)	(8)
Total stockholders’ equity	1,242	1,418
Total liabilities and equity	$4,630	$4,976

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$93	$118
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	81	71
Impairment, net	45	—
Gain on sale	—	(23)
Deferred income taxes	(12)	(11)
Stock-based compensation	15	17
Net change in assets and liabilities:
Trade receivables	(46)	(69)
Prepaid expenses	(6)	—
Other current assets	(16)	(19)
Accounts payable, accrued expenses and other current liabilities	57	82
Payment of tax liability assumed in La Quinta acquisition	(188)	(35)
Deferred income	1	(29)
Payments of development advance notes, net	(10)	(11)
Other, net	(5)	10
Net cash provided by operating activities	9	101
Investing Activities
Property and equipment additions	(35)	(55)
Acquisition of business, net of cash acquired	—	(1,696)
Proceeds from sale of assets, net	—	27
Proceeds from/(issuance of) loans, net	(2)	13
Insurance proceeds	—	14
Net cash used in investing activities	(37)	(1,697)
Financing Activities
Net transfer to former Parent	—	(38)
Proceeds from borrowings from former Parent	—	13
Finance lease payments	(4)	(2)
Proceeds from/(principal payments on) long-term debt	(12)	2,100
Debt issuance costs	—	(28)
Capital contribution from former Parent	68	106
Dividend to former Parent	—	(90)
Dividends to shareholders	(84)	(52)
Repurchases of common stock	(168)	(57)
Net share settlement of incentive equity awards	(5)	(27)
Other, net	1	(1)
Net cash (used in)/provided by financing activities	(204)	1,924
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	(232)	328
Cash, cash equivalents and restricted cash, beginning of period	366	59
Cash, cash equivalents and restricted cash, end of period	$134	$387

See Notes to Condensed Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2018	98	$1	$(119)	$1,475	$69	$(8)	$1,418
Net income	—	—	—	—	21	—	21
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	5	—	—	5
Other	—	—	(1)	1	—	—	—
Balance as of March 31, 2019	97	1	(164)	1,481	61	(15)	1,364
Net income	—	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	—	(15)	(15)
Dividends	—	—	—	—	(28)	—	(28)
Repurchase of common stock	(1)	—	(50)	—	—	—	(50)
Net share settlement of incentive equity awards	—	—	—	(4)	—	—	(4)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	1	—	—	1
Balance as of June 30, 2019	96	1	(214)	1,484	59	(30)	1,300
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	—	(28)	—	(28)
Repurchase of common stock	(1)	—	(75)	—	—	—	(75)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of September 30, 2019	95	$1	$(289)	$1,487	$77	$(34)	$1,242

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2017	—	$—	$—	$1,257	$—	$—	$5	$1,262
Net income	—	—	—	39	—	—	—	39
Other comprehensive income	—	—	—	—	—	—	1	1
Net transfers to former Parent	—	—	—	(14)	—	—	—	(14)
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Balance as of March 31, 2018	—	—	—	1,267	—	—	6	1,273
Net income	—	—	—	4	—	17	—	21
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Net transfers to former Parent	—	—	—	(24)	—	—	—	(24)
Net contributions from former Parent	—	—	—	234	—	—	—	234
Dividends	—	—	—	(25)	—	—	—	(25)
Transfers of net investment to additional paid-in capital	—	—	—	(1,456)	1,456	—	—	—
Issuance of common stock	100	1	—	—	—	—	—	1
Net share settlement of incentive equity awards	—	—	—	—	(27)	—	—	(27)
Repurchase of common stock	—	—	(15)	—	—	—	—	(15)
Change in deferred compensation	—	—	—	—	(4)	—	—	(4)
Other	—	—	—	—	4	1	—	5
Balance as of June 30, 2018	100	1	(15)	—	1,429	18	3	1,436
Net income	—	—	—	—	—	58	—	58
Other comprehensive income	—	—	—	—	—	—	1	1
Net contributions from former Parent	—	—	—	(1)	—	—	—	(1)
Dividends	—	—	—	—	—	(25)	—	(25)
Transfers of net investment to additional paid-in capital	—	—	—	1	(1)	—	—	—
Repurchase of common stock	—	—	(44)	—	—	—	—	(44)
Change in deferred compensation	—	—	—	—	21	—	—	21
Other	—	—	—	—	(3)	—	—	(3)
Balance as of September 30, 2018	100	1	$(59)	$—	$1,446	$51	$4	$1,443

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
In presenting the Condensed Consolidated and Combined Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated and Combined Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2018 Consolidated and Combined Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
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
Deferred Income
Deferred income, or contract liabilities, generally represents payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred income amounts as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Deferred initial franchise fee revenue	$135	$127
Deferred loyalty program revenue	85	74
Deferred co-branded credit card program revenue	—	30
Deferred hotel management fee revenue	3	21
Deferred other revenue	29	21
Total	$252	$273
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

	10/1/2019- 9/30/2020	10/1/2020- 9/30/2021	10/1/2021- 9/30/2022	Thereafter	Total
Initial franchise fee revenue	$22	$14	$12	$87	$135
Loyalty program revenue	53	21	9	2	85
Hotel management fee revenue	2	—	—	1	3
Other revenue	17	3	2	7	29
Total	$94	$38	$23	$97	$252

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Hotel Franchising
Royalties and franchise fees	$136	$137	$359	$326
Marketing, reservation and loyalty	166	151	418	357
License and other revenues from former Parent	35	36	97	79
Other	42	24	105	78
Total Hotel Franchising	379	348	979	840

Hotel Management
Royalties and franchise fees	4	1	9	6
Marketing, reservation and loyalty	1	—	3	2
Hotel management - owned properties	18	17	67	58
Hotel management - managed properties	(6)	15	21	32
Cost reimbursements	161	219	476	398
Other	2	—	2	1
Total Hotel Management	180	252	578	497

Corporate and Other	1	4	4	4

Net Revenues	$560	$604	$1,561	$1,341
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to our franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2019 and December 31, 2018, capitalized contract costs were $31 million and $24 million, respectively, of which $6 million and $8 million, respectively, were included in other current assets, and $25 million and $16 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4.	Earnings Per Share
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$45	$58	$93	$118
Basic weighted average shares outstanding	96.2	99.8	97.0	99.8
Stock options and restricted stock units (“RSUs”)	0.1	0.3	0.2	0.1
Diluted weighted average shares outstanding	96.3	100.1	97.2	99.9

Earnings per share:
Basic	$0.47	$0.58	$0.95	$1.19
Diluted	0.47	0.58	0.95	1.19

Dividends:
Cash dividends declared per share	$0.29	$0.25	$0.87	$0.50
Aggregate dividends paid to shareholders	$28	$25	$84	$52

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2019	2.3	$119	$52.51
For the nine months ended September 30, 2019	3.2	169	53.02
As of September 30, 2019	5.5	$289	$52.81

Note: Amounts may not add due to rounding.

The Company had $312 million of remaining availability under its program as of September 30, 2019.

5.	Franchising, Marketing and Reservation Activities
Royalties and franchise fee revenues on the Condensed Consolidated and Combined Statements of Income include initial franchise fees of $5 million for the three months ended September 30, 2019 and 2018, and $12 million and $14 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, in building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was not significant during the three months ended

September 30, 2019 and 2018, and was $1 million for the nine months ended September 30, 2019 and 2018. Development advance notes recorded on the Condensed Consolidated Balance Sheets amounted to $79 million and $78 million as of September 30, 2019 and December 31, 2018, respectively, and are classified within other non-current assets on the Condensed Consolidated Balance Sheets. During both the three months ended September 30, 2019 and 2018, the Company recorded $2 million related to the forgiveness of these notes. During the nine months ended September 30, 2019 and 2018, the Company recorded $6 million and $5 million, respectively, related to the forgiveness of these notes. Such amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated and Combined Statements of Income. The Company recorded less than $1 million of bad debt expenses related to development advance notes during the three months ended September 30, 2019 and 2018, and $2 million and less than $1 million for the nine months ended September 30, 2019 and 2018, respectively. Such expenses were reported within operating and marketing, reservation and loyalty expenses on the Condensed Consolidated and Combined Statements of Income. The Company received less than $1 million and $1 million of proceeds from repayment of development advance notes during the three months ended September 30, 2019 and 2018, respectively, and issued $2 million and $11 million of development advance notes during the three months ended September 30, 2019 and 2018, respectively. The Company received $1 million and $11 million of proceeds from repayment of development advance notes during the nine months ended September 30, 2019 and 2018, respectively, and issued $11 million and $22 million of development advance notes during the nine months ended September 30, 2019 and 2018, respectively. These amounts are reflected net in operating activities on the Condensed Consolidated and Combined Statements of Cash Flows.

6.	Income Taxes
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with its former Parent. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015 as part of the former Parent’s filings. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2010.
The Company made federal and state income tax payments, net of refunds, in the amount of $42 million for the nine months ended September 30, 2019. These payments exclude $188 million of tax payments related to assumed liabilities in connection with the La Quinta acquisition. During the nine months ended September 30, 2018, the former Parent paid $27 million of federal and state income tax liabilities related to the Company. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $11 million and $9 million for the nine months ended September 30, 2019 and 2018.
The Company’s effective tax rates were 31.8% and 28.4% during the three months ended September 30, 2019 and 2018, respectively. The increase is primarily due to a non-deductible payment we agreed to make in 2019 related to the La Quinta acquisition.
The Company’s effective tax rates were 27.9% and 28.5% during the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily related to the tax impact from a settlement with state taxing authorities in the first quarter of 2019, partially offset by a non-deductible payment we agreed to make in 2019 related to the La Quinta acquisition and a tax benefit associated with stock-based compensation during 2018.

7.	Long-Term Debt and Borrowing Arrangements
The Company’s indebtedness consisted of:

	September 30, 2019	December 31, 2018
Long-term debt: (a)
$750 million revolving credit facility (due May 2023)	$—	$—
Term loan (due May 2025)	1,572	1,582
5.375% senior unsecured notes (due April 2026)	494	494
Finance leases	61	65
Total long-term debt	2,127	2,141
Less: Current portion of long-term debt	21	21
Long-term debt	$2,106	$2,120

(a)	The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $18 million and $21 million as of September 30, 2019 and December 31, 2018, respectively.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2019 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	21
Between 4 and 5 years	22
Thereafter	2,021
Total	$2,127
As of September 30, 2019, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

Deferred Debt Issuance Costs

The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million and $5 million as of September 30, 2019 and December 31, 2018, respectively.

Cash Flow Hedge
The Company has hedged a portion of its $1.6 billion term loan. As of September 30, 2019, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million has a remaining term of approximately five years with a weighted average fixed rate of 2.54% and $500 million has a remaining term of approximately two years with a weighted average fixed rate of 2.41%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $42 million and $5 million liability as of September 30, 2019 and December 31, 2018, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. Unrealized losses recognized in accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2019 were $5 million ($3 million, net of taxes) and $36 million ($27 million, net of taxes), respectively. Unrealized gains recognized in AOCI for the three and nine months ended September 30, 2018 were $5 million ($5 million, net of taxes) and $9 million ($7 million, net of taxes), respectively.

Interest Expense, Net
Wyndham Hotels incurred net interest expense of $25 million and $24 million for the three months ended September 30, 2019 and 2018, respectively, and $76 million and $36 million for the nine months ended September 30, 2019 and 2018, respectively. Cash paid related to such interest was $69 million and $22 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	September 30, 2019
	Carrying Amount	Estimated Fair Value
Debt
Total debt	$2,127	$2,181
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

Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. The amount of losses the Company expects to reclassify from AOCI to earnings during the next 12 months is approximately $5 million.

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties, and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were $2 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, and were $3 million for the nine months ended September 30, 2019 and 2018.
As required, the Company began accounting for Argentina as a highly inflationary economy as of July 1, 2018. The Company incurred foreign currency exchange losses related to Argentina of $3 million and $4 million for the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred $4 million in foreign currency exchange losses related to Argentina. Such gains or losses are included in operating expenses in the Condensed Consolidated and Combined Statements of Income.

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

Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $6 million and $25 million as of September 30, 2019 and December 31, 2018, respectively. The Company also had receivables of $1 million and $21 million as of September 30, 2019 and December 31, 2018, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.

Guarantees

Hotel Management Guarantees

The Company has entered into hotel-management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company would be required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets. The original terms of the Company’s existing guarantees range from nine to ten years. As of September 30, 2019, the maximum potential amount of future payments that may be made under these guarantees was $47 million with a combined annual cap of $26 million. These guarantees have a remaining life of approximately less than one to five years with a weighted average life of approximately four years.

During the third quarter of 2019, the Company entered into an agreement with an effective date of January 1, 2020, to terminate an unprofitable hotel-management agreement which contains operating performance guarantees and covers eight hotel properties. Upon the effective date of this termination arrangement, the Company will no longer be required to fund any operating shortfalls for this agreement.

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

Subsequent to the effective dates of the termination agreements discussed above, the maximum potential amount of future payments that may be made under the Company's remaining hotel-management agreement with a performance guarantee will be $25 million, with an annual cap of $5 million.

In connection with its remaining performance guarantee, as of September 30, 2019, the Company maintained a liability of $13 million, comprised of deferred management fees and a guarantee liability, which was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of September 30, 2019, the Company had no assets related to these guarantees. As of December 31, 2018, the Company maintained a liability of $24 million, of which $15 million was included in other non-current liabilities and $9 million was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company also had a corresponding $11 million asset related to the guarantees, of which $1 million was included in other current assets and $10 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such assets were amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million and $1 million for the three and nine months ended September 30, 2019 and 2018, respectively.

For guarantees subject to recapture provisions, the Company had receivables of $5 million as of September 30, 2019, of which $1 million was included in other current assets and $4 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. As of December 31, 2018, the Company had receivables of $46 million, of which $45 million were included in other non-current assets and $1 million was included in other current assets on its Condensed Consolidated

Balance Sheet. Such receivables were the result of payments made to date that were subject to recapture and which the Company believed will be recoverable from future operating performance.

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

As of September 30, 2019, the Company had outstanding guarantees with a notional value of $127 million and a fair value of $61 million. The Company also had an offsetting $41 million receivable from its former Parent representing two-thirds of the fair value of the guarantees. The fair value of the guarantees of $61 million was included in other non-current liabilities and the $41 million receivable from its former Parent was included in other non-current assets on its Condensed Consolidated Balance Sheets.

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

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights, RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan, which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2019, 6.6 million shares remained available.
Incentive Equity Awards Granted by the Company
During 2019, Wyndham Hotels’ Board of Directors approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.

The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2019 consisted of the following:

	RSUs			Options			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of Options		Weighted Average Exercise Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2018	0.5		$61.31	0.5		$61.40	—		$—
Granted(a)	0.6		52.40	0.5		52.44	0.1		52.44
Vested/Exercised	(0.1)		61.30	—		—	—		—
Canceled	(0.1)		58.32	—		—	—		—
Balance as of September 30, 2019	0.9	(b)	$55.85	1.0	(c)	$56.96	0.1	(d)	$52.44

(a)	Represents awards granted by the Company primarily in February 2019.

(b)
RSUs outstanding as of September 30, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $43 million, which is expected to be recognized over a weighted average period of 3.1 years.

(c)
Unvested options outstanding were 0.9 million with a weighted average exercise price of $56.30 as of September 30, 2019. Unvested options are expected to vest over time and have an aggregate unrecognized compensation expense of $9 million, which is expected to be recognized over a weighted average period of 3.1 years. The approximately 1.0 million options outstanding (0.1 million options exercisable) as of September 30, 2019 had no intrinsic value with a weighted average remaining contractual life of 7.0 years.

(d)
PSUs outstanding as of September 30, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $5 million, which is expected to be recognized over a weighted average period of 2.6 years.

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
Stock-Based Compensation Expense

Stock-based compensation expense was $4 million and $13 million for the three months ended September 30, 2019 and 2018. For the three months ended September 30, 2018, $10 million was recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income. Further, stock-based compensation expense was $15 million and $37 million for the nine months ended September 30, 2019 and 2018, respectively, of which $4 million and $30 million, respectively, was recorded within separation-related costs on the Condensed Consolidated and Combined Statements of Income.

11.	Segment Information
The reportable segments presented below represent Wyndham Hotels’ operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, Wyndham Hotels also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “Adjusted EBITDA”, which is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, early extinguishment of debt costs and income taxes. Beginning with the third quarter of 2018, Wyndham Hotels’ calculation of

Adjusted EBITDA excludes the currency effects of highly inflationary countries. Wyndham Hotels believes that Adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, Wyndham Hotels believes allows a more complete understanding of its operating performance. Wyndham Hotels’ presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2019		2018
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$379	$195	$348	$178
Hotel Management	180	13	252	5
Total Reportable Segments	559	208	600	183
Corporate and Other	1	(18)	4	(17)
Total Company	$560	$190	$604	$166
The table below is a reconciliation of Net income to Adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018
Net income	$45	$58
Provision for income taxes	21	23
Depreciation and amortization	26	30
Interest expense, net	25	24
Stock-based compensation	4	3
Contract termination costs	34	—
Transaction-related item	20	—
Separation-related expenses	—	17
Transaction-related expenses, net	12	7
Foreign currency impact of highly inflationary countries	3	4
Adjusted EBITDA	$190	$166

	Nine Months Ended September 30,
	2019		2018
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$979	$470	$840	$394
Hotel Management	578	45	497	29
Total Reportable Segments	1,557	515	1,337	423
Corporate and Other	4	(54)	4	(41)
Total Company	$1,561	$461	$1,341	$382

The table below is a reconciliation of Net income to Adjusted EBITDA.

	Nine Months Ended September 30,
	2019	2018
Net income	$93	$118
Provision for income taxes	36	47
Depreciation and amortization	81	71
Interest expense, net	76	36
Stock-based compensation	11	6
Impairment, net	45	—
Contract termination costs	43	—
Transaction-related item	20	—
Separation-related expenses	22	63
Transaction-related expenses, net	30	37
Foreign currency impact of highly inflationary countries	4	4
Adjusted EBITDA	$461	$382

12.	Other Expenses and Charges

CorePoint Agreement

In October 2019, the Company entered into an agreement with CorePoint Lodging Inc. (“CorePoint”), a franchisee which the Company also has hotel-management agreements with, to resolve open issues between the two companies. As part of the agreement, the Company recorded a $20 million charge in the third quarter of 2019, representing payments Wyndham will make to CorePoint pursuant to a settlement agreement. Such charge is reflected as a reduction to hotel management revenues on the Condensed Consolidated and Combined Statements of Income. In addition, the two companies also agreed to finalize outstanding tax matters related to Wyndham’s acquisition of La Quinta. Pursuant to this agreement, Wyndham will pay $17 million to CorePoint in November 2019. As a result, Wyndham also recorded a $6 million charge in the third quarter of 2019 related to the resolution of the tax matters, which is reflected in transaction-related costs on the Condensed Consolidated and Combined Statements of Income.

Impairment, Net

During the second quarter of 2019, the Company incurred a non-cash net impairment charge of $45 million associated with the expected termination of a hotel-management arrangement which contained operating performance guarantees and covered 22 hotel properties. The charge is comprised of a $48 million write-off of receivables, a $10 million write-off of a guarantee asset and the derecognition of a $13 million guarantee liability. See Note 9 - Commitments and Contingencies for further details.

Contract Termination

During the second quarter of 2019, the Company incurred a contract termination charge of $9 million in connection with an obligation associated with the expected termination of a hotel-management agreement. The Company recorded a liability which was included in accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheets.

During the third quarter of 2019, the Company entered into an agreement to terminate a hotel-management agreement which contained operating performance guarantees and covered eight hotel properties. In conjunction with this termination, the Company incurred a contract termination charge of $34 million.

Separation-Related

The Company incurred separation-related costs associated with its spin-off from Wyndham Worldwide of less than $1 million and $17 million for the three months ended September 30, 2019 and 2018, respectively, and $22 million and $63 million for the nine months ended September 30, 2019 and 2018, respectively. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

Transaction-Related, Net

The Company incurred $12 million and $30 million of transaction-related expenses during the three and nine months ended September 30, 2019, respectively, which were primarily related to the acquisition of La Quinta and associated tax matters.

For the three and nine months ended September 30, 2018, the Company incurred $7 million and $37 million, respectively, of transaction-related costs primarily related to the acquisition of La Quinta in 2018, partially offset, in the nine months ended September 30, 2018, by a $23 million gain on the sale of the Knights Inn brand.

13.	Transactions with Former Parent

Wyndham Hotels has a number of arrangements with its former Parent for services provided between both parties as described below.

License Agreement and Other Agreements with Former Parent

In connection with the Company’s spin-off, Wyndham Hotels and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destinations’ affiliations with one of the hospitality industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.

Wyndham Hotels also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. In connection with these agreements, the Company recorded $1 million and $5 million of revenues for the three months ended September 30, 2019 and 2018, respectively, and $4 million and $5 million of revenues for the nine months ended September 30, 2019 and 2018, respectively, which are reported within other revenues on the Condensed Consolidated and Combined Statements of Income.

In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $31 million and $30 million for the three months ended September 30, 2019 and 2018, respectively, and $82 million and $63 million for the nine months ended September 30, 2019 and 2018, respectively, for a license, development and non-competition agreement. Further, the Company recorded revenues of $4 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and $15 million and $16 million for the nine months ended September 30, 2019 and 2018, respectively, for activities associated with the Wyndham Rewards program. Such fees are recorded within license and other revenues from former Parent on the Condensed Consolidated and Combined Statements of Income. Wyndham Hotels also incurred $9 million of expense during the second quarter of 2019 as a result of an indemnification obligation to Wyndham Destinations related to the expected termination of a hotel-management agreement and an associated lease. Such expense is recorded within contract termination expenses on the Condensed Consolidated and Combined Statement of Income.

These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. The Condensed Consolidated and Combined Financial Statements do not reflect the effect of these new and/or revised agreements for periods prior to the spin-off.

Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates

Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $22 million and $24 million as of September 30, 2019 and December 31, 2018, respectively, which were included within other non-current liabilities. The Company also had a $2 million and $11 million liability due to its former Parent primarily related to taxes which was included within current liabilities on its Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company had $7 million and $44 million of tax-related receivables due from former Parent as of September 30, 2019 and December 31, 2018, respectively, which were included within current assets on its Condensed Consolidated Balance Sheets. During the second quarter of 2019, the Company received $28 million from its former Parent related to net tax refunds, which was included within capital contribution from former Parent on its Condensed Consolidated and Combined Statement of Cash Flows.

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

Net Transfer to and Net Contribution from Former Parent

The components of net transfers to and net contribution from former Parent in the Condensed and Combined Statements of former Parent’s Net Investment were as follows:

Nine Months Ended September 30, 2018
Cash pooling and general financing activities	$(110)
Indirect general corporate overhead allocations	12
Corporate allocations for shared services	13
Stock-based compensation allocations	20
Income taxes	27
Net transfers to former Parent	(38)

Contribution of subsidiary borrowings due to former Parent	197
Capital contribution from former Parent	106
Dividend to former Parent	(90)
Other contributions from former Parent, net	20
Net contributions from former Parent	233
Net transfers to and net contributions from former Parent	$195

Services Provided by Former Parent

Prior to the Company’s spin-off, Wyndham Hotels’ Condensed Consolidated and Combined Financial Statements included costs for services that its former Parent provided to the Company, including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During the nine months ended September 30, 2018, Wyndham Hotels was charged $13 million for such services, which were included in operating and general and administrative expenses in Wyndham Hotels’ Condensed Consolidated and Combined Statements of Income.

Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $12 million of expenses for indirect general corporate overhead from former Parent during the nine months ended September 30, 2018, which are included in general and administrative expenses within its Condensed Consolidated and Combined Statements of Income.

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

Insurance

Prior to the Company’s spin-off, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million for the nine months ended September 30, 2018, which was included in the Condensed Consolidated and Combined Statements of Income.

Defined Contribution Benefit Plans

Prior to the Company’s spin-off, former Parent administered and maintained defined contribution savings plans and a deferred compensation plan that provided eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million for the nine months ended September 30, 2018. Subsequent to the Company’s spin-off, Wyndham Hotels administers and maintains its own defined contribution savings plans and deferred compensation plan.

14.	Leases

The Company adopted the new accounting guidance for leases using the modified retrospective approach as of January 1, 2019. Prior-year financial statements were not recast under the new standard, and therefore those amounts are not presented in the tables below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of the new accounting guidance for leases resulted in the recognition of a $12 million operating right-of-use asset and a corresponding operating lease liability. Under the prior accounting standard for leases, the Company already had $41 million of assets and $59 million of liabilities related to finances leases reflected on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018.

The Company leases property and equipment under finance and operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and nonlease components of equipment leases.

The table below presents the lease-related assets and liabilities recorded on the Condensed Consolidated Balance Sheets.

	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets	Other non-current assets	$32
Finance lease assets	Property and equipment, net	39
Total lease assets		$71

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$6
Finance lease liabilities	Current portion of long-term debt	5
Non-current
Operating lease liabilities	Other non-current liabilities	27
Finance lease liabilities	Long-term debt	56
Total lease liabilities		$94

During 2019, the Company entered into new leases related to its corporate headquarters and call center, which resulted in an increase of $22 million in both operating lease assets and lease liabilities.

The table below presents the remaining lease term and discount rates for finance and operating leases.

September 30, 2019
Weighted-average remaining lease term
Operating leases	7.6 years
Finance leases	9.9 years
Weighted-average discount rate
Operating leases (a)	4.8%
Finance leases	4.5%

(a) Upon adoption of the new lease guidance, discount rates used for existing leases were established on January 1, 2019.

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019.

	Operating Leases	Finance Leases
Remainder of 2019	$2	$2
2020	7	7
2021	6	7
2022	5	7
2023	3	7
2024	3	7
Thereafter	13	38
Total minimum lease payments	39	75
Less: amount of lease payments representing interest	6	14
Present value of future minimum lease payments	33	61
Less: current obligations under leases	6	5
Long-term lease obligations	$27	$56

Other Information

For the nine months ended September 30, 2019, the Company made cash payments totaling $6 million related to its operating and finance leases which was included within operating activities, and $4 million of cash payments related to its finance leases which was included within financing activities on the Condensed Consolidated Statement of Cash Flows.

For the three months ended September 30, 2019, the Company incurred finance lease expense of $1 million for each of amortization of the right-of-use assets and interest expense and incurred $2 million of expense related to its operating leases.

For the nine months ended September 30, 2019, the Company incurred finance lease expense of $4 million and $2 million for amortization of right-of-use assets and interest expense, respectively, and incurred $5 million of expense related to its operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements include, but are not limited to, statements related to our expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections and may be identified by words such as ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘goal,’’ ‘‘future,’’ ‘‘outlook,’’ ‘‘guidance,’’ ‘‘target,’’ ‘‘estimate’’ and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, operating risks associated with the hotel franchising and hotel management businesses, the impact of war, terrorist activity or political strife, risks related to the acquisition and integration of La Quinta, risks related to our ability to obtain financing and the terms of such financing, risks related to our business relationships with CorePoint, risks related to the planned termination of certain hotel-management agreements (which may not be completed on the terms currently anticipated or at all), and the timing and amount of future share repurchases and dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the SEC and subsequent reports filed with the SEC. Except as required by law, Wyndham Hotels undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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
RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and Adjusted EBITDA. Beginning with the third quarter of 2018, our calculation of Adjusted EBITDA excludes the currency effects of highly inflationary countries. Adjusted EBITDA is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, early extinguishment of debt costs and income taxes. We believe that Adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. GAAP measures, gives a more complete understanding of our operating performance. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
We generate royalties and franchise fees, management fees and other revenues from hotel franchising and hotel management activities, as well as fees from licensing our “Wyndham” trademark, certain other trademarks and intellectual property. In addition, pursuant to our franchise and management contracts with third-party hotel owners, we generate marketing, reservation and loyalty fee revenues and cost reimbursement revenues that over time are offset, respectively, by the marketing, reservation and loyalty costs and property operating costs that we incur. We completed our acquisition of La Quinta Holdings, Inc. in May 2018, as a result of which certain comparisons of operating and financial metrics for the nine months ended September 30, 2019 to the prior period include significant acquisition impacts.
OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2019 and 2018. “Rooms” represent the number of hotel rooms in our brand systems as of the last date of the period. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the Results of Operations section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2019	2018	% Change
Rooms
United States	509,200	504,500	1%
International	312,600	293,800	6%
Total rooms	821,800	798,300	3%

	Three Months Ended September 30,
	2019	2018	% Change
RevPAR
United States	$53.79	$54.42	(1%)
International(a)	35.63	37.31	(5%)
Total RevPAR(a)	46.94	48.21	(3%)

	Nine Months Ended September 30,
	2019	2018	% Change
RevPAR(b)
United States	$48.52	$46.75	4%
International(c)	32.39	34.08	(5%)
Total RevPAR(c)	42.46	41.97	1%

(a)	Excluding currency effects, international RevPAR decreased 1% and total RevPAR decreased 2%.

(b)	Includes the impact of acquisitions and dispositions from their respective dates forward.

(c)	Excluding currency effects, international RevPAR increased 1% and total RevPAR increased 3%.

THREE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE MONTHS ENDED SEPTEMBER 30, 2018

	Three Months Ended September 30,
	2019	2018	% Change
Net revenues	$560	$604	(7%)
Expenses	469	499	(6%)
Operating income	91	105	(13%)
Interest expense, net	25	24	4%
Income before income taxes	66	81	(19%)
Provision for income taxes	21	23	(9%)
Net income	$45	$58	(22%)
During the three months ended September 30, 2019, net revenues decreased 7% compared with the prior-year period due to lower cost-reimbursement revenues and a $20 million charge representing payments we will make to a customer pursuant to a settlement agreement, which is reflected as a reduction to hotel-management revenues. The reduction in cost-reimbursement revenues is primarily the result of a change in our responsibility from being the principal for certain property-related activities to being an agent, and therefore these costs are no longer reflected in our Condensed Consolidated and Combined Statements of Income. Such decrease was partially offset by higher royalty and franchise fees and other revenues as well as increased marketing revenues due to timing of our global franchisee conference, which was held in the third quarter of 2019 versus the second quarter in 2018.
During the three months ended September 30, 2019, total expenses decreased 6% due to lower reimbursable hotel-management expenses and a $17 million decrease in separation-related costs, partially offset by $34 million in contract termination costs incurred in 2019. Excluding cost reimbursement revenues, during the three months ended September 30, 2019:

•
Marketing, reservation and loyalty expenses were 40.0% of revenues, compared to 36.1% during the three months ended September 30, 2018, primarily due to the global franchisee conference and a change in classification of certain costs to our marketing, reservation and loyalty funds;

•
Operating expenses were 10.7% of revenues, compared to 13.2% during the third quarter of 2018, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•	General and administrative expenses were 8.4% of revenues compared to 9.4% during the three months ended September 30, 2018 primarily due to lower expenses.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $7 million and $12 million during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, interest expense, net increased $1 million compared with the prior-year period.
Our effective tax rate increased to 31.8% from 28.4% during the three months ended September 30, 2019 and 2018, respectively, primarily due to a non-deductible payment we agreed to make in 2019 related to the La Quinta acquisition
As a result of these items, net income decreased $13 million compared with the three months ended September 30, 2018.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2019	2018
Net income	$45	$58
Provision for income taxes	21	23
Depreciation and amortization	26	30
Interest expense, net	25	24
Stock-based compensation	4	3
Contract termination costs	34	—
Transaction-related item	20	—
Separation-related expenses	—	17
Transaction-related expenses, net	12	7
Foreign currency impact of highly inflationary countries	3	4
Adjusted EBITDA	$190	$166

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2019 compared to the three months ended September 30, 2018:

	Net Revenues			Adjusted EBITDA
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$379	$348	9%	$195	$178	10%
Hotel Management	180	252	(29%)	13	5	160%
Corporate and Other	1	4	NM	(18)	(17)	NM
Total Company	$560	$604	(7%)	$190	$166	14%

Hotel Franchising

	Three Months Ended September 30,
	2019	2018	% Change
Rooms
United States	460,100	451,100	2%
International	298,300	280,100	6%
Total rooms	758,400	731,200	4%
RevPAR
United States	$51.93	$52.36	(1%)
International(a)	34.79	36.42	(4%)
Total RevPAR(a)	45.23	46.34	(2%)

(a)	Excluding currency effects, international RevPAR decreased 1% and total RevPAR decreased 2%.

Revenues increased 9% compared to the third quarter of 2018, primarily due to an increase in marketing, reservation and loyalty revenues primarily due to the timing of our global franchisee conference, which was held in the third quarter of 2019 versus the second quarter in 2018, as well as an increase in other fees.
Adjusted EBITDA grew 10% compared to the third quarter of 2018, to $195 million, primarily due to the growth in revenues and increased synergies from the acquisition and integration of La Quinta. During the three months ended September 30, 2019:

•
Marketing, reservation and loyalty expenses increased to 40.6% of revenues from 37.9% during the same period in the prior year primarily due to the global franchisee conference and a change in classification of certain costs to our marketing, reservation and loyalty funds;

•
Operating expenses decreased to 5.5% of revenues from 8.2% during the same period in the prior year, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•	General and administrative expenses decreased to 2.1% of revenues, compared to 2.7% during the same period in the prior year.
Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $12 million and $19 million in the three months ended September 30, 2019 and 2018, respectively.

Hotel Management

	Three Months Ended September 30,
	2019	2018	% Change
Rooms
United States	49,100	53,400	(8%)
International	14,300	13,700	4%
Total rooms	63,400	67,100	(6%)
RevPAR
United States	$70.75	$71.95	(2%)
International(a)	52.49	55.19	(5%)
Total RevPAR(a)	66.65	68.53	(3%)

(a)	Excluding currency effects, international RevPAR was unchanged and total RevPAR decreased 2%.

Revenues decreased $72 million compared to the prior-year period, primarily due to lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA, and a $20 million charge representing payments we will make to a customer pursuant to a settlement agreement, which is reflected as a reduction to hotel-management revenues. Such decrease is partially offset by higher owned hotel revenues and termination fees.
Adjusted EBITDA increased $8 million compared to the prior-year period, due to a reduction in marketing expenses and higher termination fees.
Cost-reimbursement revenue was equal to reimbursable expenses in both 2019 and 2018. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $3 million and $7 million for the three months ended September 30, 2019 and 2018, respectively.
Corporate and Other
Corporate and Other revenues decreased $3 million during the three months ended September 30, 2019 compared to the same period in 2018, which represents fees earned under a transition services agreement with our former Parent.
Adjusted EBITDA decreased $1 million during the three months ended September 30, 2019 compared to the same period in 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018

	Nine Months Ended September 30,
	2019	2018	% Change
Net revenues	$1,561	$1,341	16%
Expenses	1,356	1,140	19%
Operating income	205	201	2%
Interest expense, net	76	36	NM
Income before income taxes	129	165	(22%)
Provision for income taxes	36	47	(23%)
Net income	$93	$118	(21%)
During the nine months ended September 30, 2019, net revenues increased 16% compared with the prior-year period, which was driven by $267 million of incremental revenues from the La Quinta acquisition, including $152 million of cost reimbursements. Excluding the incremental revenues from the La Quinta acquisition, a $4 million unfavorable impact from currency translation and a $3 million unfavorable impact from the Knights Inn divestiture, net revenues decreased 3% primarily due to lower cost-reimbursement revenues and a $20 million charge representing payments we will make to a customer pursuant to a settlement agreement, which is reflected as a reduction to hotel-management revenues. Such decrease was partially offset by higher license and other fee revenues and an increase in owned-hotel revenues. The reduction in cost-reimbursement revenues is primarily the result of a change in our responsibility from being the principal for certain property-related activities to being an agent, and therefore these costs are no longer reflected in our Condensed Consolidated and Combined Statements of Income.

During the nine months ended September 30, 2019, total expenses increased 19%, which included an estimated $198 million of incremental expenses associated with the La Quinta acquisition, a $45 million non-cash impairment charge and $43 million in contract termination costs, partially offset by $41 million of lower separation-related costs and a $7 million decrease in net transaction-related costs primarily associated with the La Quinta acquisition.
Excluding cost reimbursement revenues and the incremental impact from the acquisition of La Quinta, during the nine months ended September 30, 2019:

•
Marketing, reservation and loyalty expenses increased to 40.7% of revenues from 36.8% during the nine months ended September 30, 2018, primarily due to higher marketing expenses this year and a change in classification of certain costs to our marketing, reservation and loyalty funds;

•
Operating expenses decreased to 12.6% of revenues from 14.9% during the nine months ended September 30, 2018, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds and higher net revenues; and

•	General and administrative expenses were 9.2% and 9.3% of revenues during the nine months ended September 30, 2019 and 2018, respectively.
Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $17 million during the nine months ended September 30, 2019, and marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $12 million during the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, interest expense, net increased $40 million compared with the prior-year period due to the borrowings made by us in the second quarter of 2018, primarily to fund the La Quinta acquisition.
Our effective tax rates were 27.9% and 28.5% for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily related to the tax impact from a settlement with state taxing authorities in the first quarter of 2019, partially offset by a non-deductible payment we agreed to make in 2019 related to the La Quinta acquisition and a tax benefit associated with stock-based compensation during 2018.
As a result of these items, net income decreased $25 million compared with the nine months ended September 30, 2018.
The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2019	2018
Net income	$93	$118
Provision for income taxes	36	47
Depreciation and amortization	81	71
Interest expense, net	76	36
Stock-based compensation	11	6
Impairment, net	45	—
Contract termination costs	43	—
Transaction-related item	20	—
Separation-related expenses	22	63
Transaction-related expenses	30	37
Foreign currency impact of highly inflationary countries	4	4
Adjusted EBITDA	$461	$382

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2019 compared to September 30, 2018:

	Net Revenues			Adjusted EBITDA
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$979	$840	17%	$470	$394	19%
Hotel Management	578	497	16%	45	29	55%
Corporate and Other	4	4	0%	(54)	(41)	NM
Total Company	$1,561	$1,341	16%	$461	$382	21%

Hotel Franchising

	Nine Months Ended September 30,
	2019	2018	% Change
RevPAR(a)
United States	$46.18	$44.46	4%
International(b)	31.37	32.93	(5%)
Total RevPAR(b)	40.42	40.06	1%

(a)	Includes the impact of acquisitions and dispositions from the acquisition and disposition dates forward.

(b)	Excluding currency effects, international RevPAR increased 1% and total RevPAR increased 3%.

Net revenues increased 17% for the nine months ended September 30, 2019 compared with the same period in the prior year. Excluding a $94 million net favorable incremental impact from our 2018 acquisition of La Quinta and divestiture of the Knights Inn brand and a $4 million unfavorable impact from foreign currency translation, net revenues increased 6% primarily due to higher license and other fee revenues.
Adjusted EBITDA grew 19% compared to the nine months ended September 30, 2018, to $470 million. Excluding an estimated $48 million net favorable impact from our 2018 acquisition and divestiture and a $5 million unfavorable impact from foreign currency, adjusted EBITDA grew 9%, reflecting the growth in revenues, partially offset by higher net marketing, reservation and loyalty expenses, which reduced adjusted EBITDA by $39 million. Excluding the incremental impact from the acquisition of La Quinta, during the nine months ended September 30, 2019:

•
Marketing, reservation and loyalty expenses increased to 43.0% of revenues from 40.0% during the same period in the prior year primarily due to higher marketing and advertising expenses and a change in classification of certain costs to our marketing, reservation and loyalty funds;

•
Operating expenses decreased to 6.7% of revenues compared to 9.5% during the same period in the prior year primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•
General and administrative expenses decreased to 2.2% of revenues from 3.3% during the same period in the prior year, primarily due to the impact of reorganizing certain functions into our Corporate segment as a result of our spin-off to a stand-alone public company.

Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $2 million during the nine months ended September 30, 2019. Marketing, reservation and loyalty revenues exceeded marketing, reservation and loyalty expenses by $21 million during the nine months ended September 30, 2018.
Hotel Management

	Nine Months Ended September 30,
	2019	2018	% Change
RevPAR(a)
United States	$69.31	$79.34	(13%)
International(b)	52.37	57.31	(9%)
Total RevPAR(b)	65.52	72.66	(10%)

(a)	Includes the impact of acquisitions and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR was unchanged and total RevPAR decreased 8%.

Revenues increased $81 million compared to the prior-year period, reflecting $170 million of incremental revenues from La Quinta (including $152 million of cost-reimbursement revenues). Excluding the incremental impact from the acquisition of La Quinta, revenues declined $89 million primarily due to lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA, higher termination fees, higher owned hotel revenues and a $20 million charge representing payments we will make to a customer pursuant to a settlement agreement, which is reflected as a reduction to hotel-management revenues.
Adjusted EBITDA increased $16 million compared to the prior-year period, primarily reflecting an estimated $13 million of incremental adjusted EBITDA from La Quinta.

Cost-reimbursement revenue was equal to reimbursable expenses in both 2019 and 2018. Marketing, reservation and loyalty expenses exceeded marketing, reservation and loyalty revenues by $10 million and $9 million for the nine months ended September 30, 2019 and 2018, respectively.
Corporate and Other
Corporate and Other revenues were $4 million during the nine months ended September 30, 2019 and 2018, which represents fees earned under a transition services agreement with our former Parent.
Adjusted EBITDA decreased $13 million during the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a reorganization of certain functions into our Corporate segment in connection with our spin-off to a stand-alone public company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2019	December 31, 2018	Change
Total assets	$4,630	$4,976	$(346)
Total liabilities	3,388	3,558	(170)
Total stockholders’ equity	1,242	1,418	(176)

Total assets decreased $346 million from December 31, 2018 to September 30, 2019 primarily due to a reduction in cash as a result of payments for taxes assumed with the La Quinta acquisition, stock repurchases and dividends. Total liabilities decreased $170 million primarily due to the payment of the aforementioned tax liability assumed with the La Quinta acquisition. Total equity decreased $176 million from December 31, 2018 to September 30, 2019 primarily due to stock repurchases and dividends, partially offset by our net income for the period.

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

As of September 30, 2019, we had a Term Loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, all of which was undrawn. The interest rate per annum applicable to our Term Loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Cash provided by/(used in)
Operating activities	$9	$101	$(92)
Investing activities	(37)	(1,697)	1,660
Financing activities	(204)	1,924	(2,128)
Net change in cash, cash equivalents and restricted cash	$(232)	$328	$(560)

During the nine months ended September 30, 2019, net cash provided by operating activities decreased $92 million compared to the prior-year period primarily due to the incremental payment of $153 million of tax liabilities assumed in the La Quinta acquisition in 2018, partially offset by a decrease in cash used for separation-related costs.

Net cash used in investing activities decreased $1.7 billion compared to the prior-year period, primarily due to the payment for the acquisition of La Quinta in 2018.

Net cash used in financing activities increased $2.1 billion compared to the prior-year period, primarily due to proceeds from borrowings used to fund the La Quinta acquisition in 2018.

Capital Deployment

We focus on optimizing cash flow and seeking to deploy capital to generate attractive risk-adjusted returns in ways that are consistent with, and further, our strategic objectives. We intend to continue to invest in select capital and technological improvements across our business. We may also seek to obtain additional franchise agreements and hotel-management contracts on a strategic and selective basis as well as grow our business through acquisitions. In addition, we expect to return cash to stockholders through the payment of dividends and the repurchase of common stock.

During the nine months ended September 30, 2019, we spent $35 million on capital expenditures, primarily related to information technology and the integration of La Quinta. During 2019, we anticipate spending approximately $50 million to $55 million on capital expenditures, including expenditures of approximately $10 million to integrate La Quinta.

In addition, during the nine months ended September 30, 2019, we spent $10 million net of repayments on development advance notes to acquire new franchise and management agreements. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.

We expect that the majority of the expenditures that will be required to pursue our capital spending programs and strategic investments (other than any significant acquisitions) will be financed with cash flow generated through operations. Additional expenditures will be financed with general corporate borrowings.

Stock Repurchase Program

In May 2018, our Board of Directors approved a share repurchase plan, effective immediately following our spin-off, pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.

Under our current stock repurchase program, we repurchased approximately 3.2 million shares at an average price of $53.02 for a cost of $169 million during the nine months ended September 30, 2019. We had $312 million of remaining availability under our program as of September 30, 2019.

Dividend Policy

During the nine months ended September 30, 2019, we declared quarterly cash dividends of $0.29 per share each quarter ($85 million in aggregate). The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board of Directors deems relevant. There is no assurance that a payment of a dividend will occur in the future.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2019, our first-lien leverage ratio was 2.4 times.

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

As of September 30, 2019, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $10 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 9 - Commitments and Contingencies to the Condensed Consolidated and Combined Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated and Combined Financial Statements should be read in conjunction with the Company’s 2018 Consolidated and Combined Financial Statements included in its most recent Annual Report on Form 10-K filed with the SEC and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which consists of our Term Loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $484 million as of September 30, 2019. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in approximately a $1 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2019. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2019, the absolute notional amount of our outstanding foreign exchange hedging instruments was $64 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $5 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is now considered to be a highly inflationary economy. As of September 30, 2019, we had total net assets of $8 million in Argentina.
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

Item 4. Controls and Procedures.

(a)
Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Exchange Act). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2019, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors under the section titled “Item 1A. Risk Factors” in the Company’s most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2018, our Board of Directors authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	199,582	$58.20	199,582	$74,877,964
August	566,958	52.02	566,958	345,387,547
September	643,621	52.64	643,621	311,509,403
Total	1,410,161	$53.17	1,410,161	$311,509,403

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

WYNDHAM HOTELS & RESORTS, INC.

Date: October 29, 2019	By:	/s/ David B. Wyshner
David B. Wyshner
Chief Financial Officer

Date: October 29, 2019	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished with this report.