Form 10-K
period 2019-12-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2020-02-13
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(973) 753-6000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	WH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019, was $5.31 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2020, the registrant had outstanding 93,695,321 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

1

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

Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions, the performance of the financial and credit markets, the economic environment for the hospitality industry, operating risks associated with the hotel franchising and management businesses, the impact of war, terrorist activity or political strife, concerns with or threats of pandemics, contagious diseases or health epidemics, risks related to our relationship with CorePoint Lodging, our spin-off as a newly independent company and risks related to our ability to obtain financing as well as the risks described under Part I, Item 1A - Risk Factors. Except as required by law, Wyndham Hotels undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements, reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at https://www.sec.gov. Our SEC filings are also available on our website at https://www.wyndhamhotels.com as soon as reasonably practicable after they are filed with or furnished to the SEC. We maintain an internet site at https://www.wyndhamhotels.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Disclosures of this nature will be included on our website in the “Investors” section, which can currently be accessed at www.investor.wyndhamhotels.com. Accordingly, investors should monitor this section of our website in addition to following our press releases, filings submitted with the SEC and any public conference calls or webcasts.

Item 1. Business.

Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”, the “Company”, or “we”) is the world’s largest hotel franchising company by number of hotels, with nearly 9,300 affiliated hotels with 831,025 rooms located in approximately 90 countries and welcoming nearly 150 million guests annually worldwide. Our 20 brands are primarily located in secondary and tertiary cities and approximately 80% of the U.S. population lives within ten miles of at least one of our affiliated hotels. Our mission is to make hotel travel possible for all. Wherever people go, Wyndham will be there to welcome them. We boast a remarkably asset-light business model with only two of our nearly 9,300 hotels being owned, dramatically limiting our capital needs and our exposure to real estate and the rising wage environment.

The following chart presents the number of branded hotels associated with each of the five largest traditional hotel franchise companies as of September 30, 2019:

9,213
7,205
7,074
5,980
5,795
WYNDHAM
HOTELS & RESORTS
Marriott
CHOICE
HOTELS
Hilton
IHG

Source: Companies' public disclosures

Our widely recognized brands with select-service focus offer a breadth of options for franchisees and a wide range of price points and experiences for our guests. We are a global leader in the economy and midscale chain scales where our brands represent nearly 35% of branded rooms in the United States, and we also have a growing presence in the upper midscale, lifestyle and upscale chain scales. With many of our affiliated hotels located along major highways, our brands not only drive online and voice reservations to hotels in our system, but they also attract walk-in guests. With the addition of the “by Wyndham” endorsement in 2018, our brands now enjoy even higher awareness.

The following table summarizes our brand portfolio as of December 31, 2019:

WYNDHAM HOTELS & RESORTS

UPSCALE	LIFESTYLE	MIDSCALE	ECONOMY	EXTENDED STAY
WYNDHAM	TRYP BY WYNDHAM	LA QUINTA BY WYNDHAM	Super 8 BY WYNDHAM	HAWTHORN SUITES BY WYNDHAM
WYNDHAM GRAND	TM TRADEMARK COLLECTION BY WYNDHAM	RAMADA BY WYNDHAM	Days Inn BY WYNDHAM	
DOLCE HOTELS AND RESORTS BY WYNDHAM	DAZZLER BY WYNDHAM	BAYMONT BY WYNDHAM	MICROTEL BY WYNDHAM	
	esplendor BY WYNDHAM	AmericInn BY WYNDHAM	Howard Johnson® BY WYNDHAM	
		WINGATE BY WYNDHAM	Travelodge BY WYNDHAM®	
		WYNDHAM GARDEN		
		RAMADA® encore BY WYNDHAM		
202 HOTELS	219 HOTELS	2,892 HOTELS	5,734 HOTELS	109 HOTELS

As of December 31, 2019, our brand portfolio consisted of the following:

			North America		Asia Pacific		Europe,
	Global RevPAR		U.S.	Canada	Greater China	Rest of Asia	Middle East and Africa	Latin America	Total
Economy
Super 8	$27.16	Properties	1,551	125	1,242	—	7	—	2,925
		Rooms	93,175	8,034	75,520	—	1,226	—	177,955
Days Inn	$36.17	Properties	1,432	114	62	16	60	7	1,691
		Rooms	107,429	8,954	9,535	2,349	3,713	514	132,494
Travelodge	$37.89	Properties	349	101	—	—	—	—	450
		Rooms	23,913	8,285	—	—	—	—	32,198
Microtel	$43.17	Properties	303	19	3	14	—	7	346
		Rooms	21,423	1,657	550	1,037	—	835	25,502
Howard Johnson	$29.43	Properties	174	26	66	3	5	48	322
		Rooms	13,956	1,807	21,259	1,107	500	3,059	41,688
Midscale
La Quinta	$60.04	Properties	911	2	—	—	1	14	928
		Rooms	88,415	133	—	—	404	1,937	90,889
Ramada	$37.35	Properties	341	82	112	78	215	27	855
		Rooms	40,883	7,857	24,997	14,246	30,492	3,538	122,013
Baymont	$38.78	Properties	521	3	—	—	—	1	525
		Rooms	40,563	350	—	—	—	118	41,031
AmericInn	$51.40	Properties	205	—	—	—	—	—	205
		Rooms	12,151	—	—	—	—	—	12,151
Wingate	$53.89	Properties	169	9	2	—	—	1	181
		Rooms	15,335	889	329	—	—	176	16,729
Wyndham Garden	$49.36	Properties	72	3	7	4	17	24	127
		Rooms	11,855	651	1,246	541	2,838	3,236	20,367
Ramada Encore	$26.29	Properties	—	—	25	16	20	10	71
		Rooms	—	—	4,228	4,557	2,331	1,425	12,541
Extended Stay
Hawthorn	$54.94	Properties	103	—	—	—	6	—	109
		Rooms	9,737	—	—	—	549	—	10,286
Lifestyle
Trademark	$74.32	Properties	39	10	—	1	49	2	101
		Rooms	11,657	1,489	—	90	8,793	67	22,096
TRYP	$55.89	Properties	9	—	1	2	65	20	97
		Rooms	1,099	—	95	256	9,141	2,932	13,523
Dazzler	$57.37	Properties	—	—	—	—	—	13	13
		Rooms	—	—	—	—	—	1,687	1,687
Esplendor	$45.00	Properties	—	—	—	—	—	8	8
		Rooms	—	—	—	—	—	909	909
Upscale
Wyndham	$58.51	Properties	35	—	29	15	16	39	134
		Rooms	10,432	—	8,697	3,007	3,150	8,764	34,050
Wyndham Grand	$65.54	Properties	11	—	23	2	13	—	49
		Rooms	3,055	—	8,130	384	3,292	—	14,861
Dolce	$93.00	Properties	8	3	—	—	8	—	19
		Rooms	1,639	276	—	—	2,298	—	4,213
Affiliated properties (a)
		Properties	109	3	—	11	—	1	124
		Rooms	3,446	315	—	47	—	34	3,842
Total	$40.92	Properties	6,342	500	1,572	162	482	222	9,280
		Rooms	510,163	40,697	154,586	27,621	68,727	29,231	831,025
______________________

(a)	Affiliated properties represent properties under affiliation arrangements with Wyndham Destinations.

The following charts illustrate our system size (by rooms) as of December 31, 2019:
______________________
* LATAM is representative of Latin America and the Caribbean.
** EMEA is representative of Europe, the Middle East and Africa.

The following table presents the changes in our portfolio for the last three years:

	As of December 31,
	2019		2018		2017
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	9,157	809,900	8,422	728,200	8,035	697,600
Additions (a)	523	63,500	1,512	145,800	811	72,200
Deletions (b)	(400)	(42,400)	(777)	(64,100)	(424)	(41,600)
Ending balance	9,280	831,000	9,157	809,900	8,422	728,200
______________________

(a)
2018 includes the addition of 905 properties and 88,600 rooms from the acquisition of the La Quinta brand and 2017 includes the addition of 202 properties and 11,900 rooms from the acquisition of the AmericInn brand.

(b)	2018 includes the deletion of 351 properties and 21,300 rooms from the disposition of the Knights Inn brand.

In addition to our existing franchisees, we have nearly 1,500 properties and 193,400 rooms under development. As of December 31, 2019, approximately 43% of our pipeline was located in the U.S. and 57% was located internationally; approximately 70% of our pipeline was for new construction properties and 30% represented conversion opportunities.

Our pipeline is typically only a subset of our development activity in any given period as some of our hotel additions are executed and opened in less than 90 days and therefore may never appear in our pipeline. However, we use the pipeline to gauge interest in our brands and our continued ability to drive our net room growth projections. Our development pipeline represents 23.3% of our beginning system size for 2020 as compared to a pipeline in 2019 that represented 22.2% of the then-beginning system size.

OUR FRANCHISING BUSINESS

Hotel Franchising Segment Adjusted EBITDA (a) ($ in millions)
______________________

(a)	See Part II Item 6. Selected Financial Data for our definition of adjusted EBITDA and the reconciliation of net income to adjusted EBITDA.

We license our brands and associated trademarks to over 6,000 franchisees globally, which provides for a highly diversified owner base with limited concentration. Our franchisees range from sole proprietors to institutional investors such as public real estate investment trusts. Our franchise agreements are typically 10 to 20 years in length, providing significant visibility into future cash flows. Under these agreements, our franchisees generally pay us a royalty fee of 4% to 5% of gross room revenue and a marketing and reservation fee of 3% to 5% of gross room revenue. We occasionally provide financial support in the form of loans or development advances to help generate new business.

OUR MANAGEMENT BUSINESS

Hotel Management Segment Adjusted EBITDA (a) ($ in millions)
______________________

(a)	See Part II Item 6. Selected Financial Data for our definition of adjusted EBITDA and the reconciliation of net income to adjusted EBITDA.

As of December 31, 2019, we had 392 hotels under management contracts and two owned hotels - the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico and the Wyndham Grand Orlando Bonnet Creek. We only manage properties under our brands, primarily under the Wyndham, Wyndham Grand, La Quinta, Dolce, Hawthorn and Ramada brands in major markets and resort destinations globally. The duration of our management agreements is typically 10 to 20 years. We earn a base management fee, which is based on a percentage of the hotel’s total revenue, and in some cases we earn an incentive fee, which is based on achieving performance metrics agreed upon with hotel owners. Under our management arrangements, we provide all the benefits of a franchising agreement and also conduct the day-to-day-operations of the hotel on behalf of the owner.

OUR STRATEGY

Our objective is to be the world’s leading provider of select-service hotel brands by delivering the best value to owners and guests. We expect to achieve our objective by focusing on our core strategic goals:

Drive net room growth

We intend to drive net room growth by providing exceptional value to franchisees that enables them to optimize the return on their investment. We do this by driving an increasing number of reservations to our franchisees through our direct channels, leveraging our scale to lower operating costs, reduce third party commissions, providing best-in-class technology solutions and offering new prototypes that reduce the cost to both build and operate hotels under our brands.

Our franchise sales team consists of nearly 150 sales professionals throughout the world. Our sales team is focused on growing our franchise business through conversions of existing branded and independent hotels and partnering with developers to brand newly constructed hotels. In addition to a regional presence in the United States, we currently have sales teams located in London, Istanbul, Dubai, Shanghai, Singapore, Canada, Delhi, Mexico City, Sao Paulo and Buenos Aires. Our international presence in key countries allows us to quickly adapt to changes in the increasingly dynamic global marketplace and to capitalize on new opportunities as they emerge.

With a diverse, global network of brands already represented in approximately 90 countries, we intend to introduce our brands into new international markets and to grow in existing markets. As international tourism continues to grow, we are well positioned to capitalize on the rising demand for trusted lodging options for all travelers, particularly everyday travelers and the growing global middle class. Our international development efforts are focused on building scale in key cities and markets, increasing our brand recognition and broadening our appeal to domestic and international guests. Over the past five years, our international portfolio has grown at a compound annual rate of 8%, to nearly 3,000 hotels, and now represents over 30% of the hotels in our system.

In 2019, our sales team executed new contracts representing nearly 92,000 rooms, an increase of 6% from 2018. As a result, we welcomed 523 new hotels globally in 2019 or an average of one and a half new hotels into our system every day.

A key component of our net room growth strategy is our ability to retain properties within our system. With a heavy concentration in the economy and midscale chain scales, our retention rate will naturally be lower than our competitors with less concentration in these chain scales. Industry-wide, our data suggest economy hotels in the U.S. average 93% retention, while midscale hotels average 96% industry-wide. As we move up the chain scales, our retention rates will continue to improve. Upper midscale retention rates average 97% and upscale brands average 99%. Both globally and in the United States, our retention rate was 95% in 2019, compared to 93% in 2015. In 2019, we retained 96% of the hotels in our economy brands, three points higher than the industry average, and 96% of the hotels in our midscale brands, the same as industry average. Internationally, our retention rate was 94%, one point better than 2015. Our goal is to continue to improve our retention rates to support overall net room growth.

Elevate the brand experience

Our brands are among the most respected in the industry and have won numerous awards for their quality and consistency. J.D. Power 2019 North America Hotel Guest Satisfaction Index Study awarded Wyndham brands two of the top three spots in both the economy and midscale segments with Microtel by Wyndham, the leading economy brand for 16 of the last 18 years, and Wingate by Wyndham, the leading midscale brand for the fifth consecutive year. We will continue to drive guest satisfaction and a quality experience at every price point through our brand standards, hotel management training, quality assurance programs, and strong operations support model.

We are investing in our brands with several new value-engineered prototypes and redesign packages launched in 2019 including the Microtel Moda prototype, Days Inn Dawn interior redesign, AmericInn Gen-4 interior redesign and La Quinta Del Sol and Hawthorn dual-brand prototype, and recently announced the Wyndham Garden Arbor prototype. These prototypes join existing designs for Super 8, Howard Johnson and La Quinta to create value-engineered, cost efficient options for our franchisees that elevate the experience for the everyday traveler.

Capture greater market share

We continue to focus on delivering value through our direct channels and growing market share for our franchisees through loyalty, sales, marketing, distribution, and technology programs.

Our loyalty program, Wyndham Rewards, has been recognized as one of the simplest, most rewarding loyalty programs in the hotel industry, providing more value to members than any other program. It has won more than 90 awards in the past five years, including “Best Hotel Loyalty Program” from US News & World Report, “Best Hotel Loyalty Program” in USA TODAY, “10 Best Readers’ Choice Awards”, “Most Rewarding Hotel Loyalty Program” from IdeaWorks and in December 2019, was ranked #1 on WalletHub’s list of “Best Hotel Rewards Programs” for the fifth consecutive year.

Wyndham Rewards has over 81 million enrolled members and accounts for approximately 36% of occupancy at our affiliated hotels globally and over 40% in the United States, up from 30% globally and 37% in the United States in 2018. Total membership has been growing by over 10% annually for the past seven years with approximately 7 million new members added in 2019. Our franchisees benefit from the program through repeat stays and members benefit through free night stays as well as other redemption options for their points, such as gift cards, merchandise and experiences. Additionally, Wyndham Rewards members can redeem their points for stays at thousands of vacation ownership and rental properties globally.

Our global sales organization leverages the size and diversification of our portfolio to gain a larger share of business for each of our hotels through relationship-based selling to a broad range of clients, including corporate business travel clients, corporate group clients, association markets, consortium and travel agent clients, wholesale leisure clients, social group clients, and specialty markets such as trucking companies and travel clubs.

Our cross-channel marketing efforts are designed to build awareness of our 20 brands and Wyndham Rewards and drive revenue to our franchisees through central channels. We offer revenue management services that help franchisees maximize revenue by optimizing rate and managing inventory. We have continued to invest in the effectiveness and responsiveness of our mobile and our brand sites. We also offer Signature Reservation Services from our global customer contact centers to help franchisees manage direct-to-property reservation calls and provide seamless integration to third-party distribution channels.

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

Foster a values-driven culture

With approximately 14,200 team members, we strive to foster a values-driven culture grounded in the strong foundation established by our former parent company. We remain guided by our core values and signature Count on Me service promise in order to attract, retain and engage the best people in our industry.

Use cash flow to create value for stockholders

Our asset-light business model, with stable, recurring franchise fee revenue and low fixed capital needs generates predictable cash flows. Approximately 90% of our revenues are fee-for-service primarily from long-term agreements. At a 95% retention, this means we begin each year with a high degree of certainty regarding the majority of our revenue.

We expect to use the cash we generate to either invest in the business, including through acquisitions, or to return capital to our stockholders through dividends and share repurchases. We returned $356 million to stockholders over the past twelve months by repurchasing 4.5 million shares, or 5%, of our common stock for $244 million and paying dividends of $112 million to stockholders. Since our spin-off, we have returned $553 million to stockholders through the repurchase of 7% of our common stock and the payment of $1.91 in dividends per share. We expect to continue to pay a regular dividend and to continue repurchasing our stock.

OUR HISTORY

Our business was initially incorporated as Hospitality Franchise Systems, Inc. in 1990 to acquire the Howard Johnson brand and the franchise rights to the Ramada brand in the United States. It was an integral part of Wyndham Worldwide Corporation and its predecessor from 1997 to 2018. Wyndham Hotels became an independent, public company in May 2018 when it was spun-off from Wyndham Worldwide. Our business has grown substantially over time through acquisitions and organic expansion.

1990
Acquired the U.S. rights to the Ramada brand
RAMADA BY WYNDHAM

1992
Purchased the Days Inn brand; Days Inns have been offered for sale in the United States since 1972
Days Inn BY WYNDHAM

1995
Launched our first homegrown brand – Wingate Inn
WINGATE BY WYNDHAM

2006
Acquired the Baymont brand, increasing our presence in the Midwestern United States
BAYMONT BY WYNDHAM

2008
Purchased the Hawthorn Suites brand, providing entry into extended stay; acquired the Microtel brand
HAWTHORN SUITES BY WYNDHAM
MICROTEL BY WYNDHAM

2015
Purchased the Dolce Hotels and Resorts chain of conference centers, increasing our capabilities to provide group and meeting space
DOLCE HOTELS AND RESORTS BY WYNDHAM

2017
Launched our first “soft brand,” the Trademark Hotel Collection, targeting the underserved segment of midscale independent hotels
TM TRADEMARK COLLECTION BY WYNDHAM

2017
Acquired the AmericInn brand, complementing our midscale portfolio
AmericInn BY WYNDHAM

1990 1992 1993 1995 1996 2004 2005 2006 2008 2010 2015 2016 2017 2018

1990
Acquired the Howard Johnson chain, the original franchised hotel chain
Howard Johnson BY WYNDHAM

1993
Acquired the Super 8 brand, building our portfolio of familiar roadside names
Super 8 BY WYNDHAM

1996
Acquired the right to Travelodge brand for the United States, Canada and Mexico
Travelodge BY WYNDHAM

2004
Acquired the Ramada Worldwide brand and began International expansion
RAMADA BY WYNDHAM

2005
Acquired Wyndham Hotels and Resorts, which includes the Wyndham, Wyndham Garden, and Wyndham Grand chains, and gave us our flagship brand
WYNDHAM

2010
Acquired the TRYP Hotels Chain, expanding our presence in Europe and Latin America
TRYP BY WYNDHAM

2016
Acquired Fen Hotels, including the Esplendor Boutique Hotels and Dazzler Hotels brands, to further expand in Latin America
Fën Hotel Franchising & Management
esplendor BY WYNDHAM
DAZZLER BY WYNDHAM

2018
Acquired La Quinta Inns & Suites to strengthen our midscale and upper midscale footprint
LA QUINTA BY WYNDHAM

COMPETITION

We encounter competition among hotel franchisors and lodging operators. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.

The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our affiliated hotels and by the scale of our base. Our system is dispersed among approximately 6,000 franchisees, which reduces our exposure to any one franchisee. One master franchisor in China for the Super 8 brand accounts for 13% of our hotels. Apart from this relationship, no one franchisee accounts for more than 3% of our hotels.

SEASONALITY

While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management fees are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher than in the second half of the year. The seasonality of our business may cause fluctuations in our quarterly operating results, earnings, profit margins and cash flows. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

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

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY

Our social responsibility initiatives reflect our commitment to valuing diversity and inclusion, protecting human rights, fostering environmental sustainability and supporting our communities. Our 2019 Social Responsibility Report, which is available on our corporate website, contains additional information regarding our commitment to social responsibility.

EMPLOYEES

As of December 31, 2019, we had approximately 14,200 employees, including approximately 1,300 employees outside of the United States. Approximately 6% of our employees are subject to collective bargaining agreements governing their employment with our Company.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Geoffrey A. Ballotti, 58, serves as our President and Chief Executive Officer and member of our Board of Directors ("Board"). From March 2014 to March 2018, Mr. Ballotti served as President and Chief Executive Officer of Wyndham Hotel Group. From March 2008 to March 2014, Mr. Ballotti served as Chief Executive Officer of Wyndham Destination Network. From October 2003 to March 2008, Mr. Ballotti was President of the North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to joining Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.

Michele Allen, 45, serves as our Chief Financial Officer. From May 2018 to December 2019, Ms. Allen served as Executive Vice President and Treasurer. From April 2015 to May 2018, Ms. Allen served as Senior Vice President of Finance for Wyndham Worldwide. From August 2006 to March 2015, Ms. Allen served in positions of increasing responsibility at Wyndham Hotel Group including Senior Vice President of Finance and Controller. Ms. Allen began her career as an independent auditor at Deloitte & Touche LLP.

Tom H. Barber, 48, serves as our Global Chief Development Officer. From January 2012 to May 2018, Mr. Barber served as Senior Vice President, M&A and Operational Excellence at Wyndham Worldwide. From June 2004 until January 2012, Mr. Barber served as Director, Mergers & Acquisitions at Credit Suisse Securities. Prior to joining Credit Suisse Securities, he served as Manager, Strategy Consulting at Gemini Consulting and as a business development and product manager at Microsoft Corporation.

Paul F. Cash, 50, serves as our General Counsel, Chief Compliance Officer and Corporate Secretary. From October 2017 to May 2018, Mr. Cash served as Executive Vice President and General Counsel of Wyndham Hotel Group. From April 2005 to September 2017, Mr. Cash served as Executive Vice President and General Counsel and in legal executive positions with increasing leadership responsibility for Wyndham Destination Network. From January 2003 to April 2005, Mr. Cash was a partner in the Mergers and Acquisitions, International and Entertainment and New Media practice groups of Alston & Bird LLP and from February 1997 to December 2002 he was an associate at Alston & Bird LLP. From August 1995 until February 1997, Mr. Cash was an associate at the law firm Pünder, Volhard, Weber & Axster in Frankfurt, Germany.

Lisa Borromeo Checchio, 39, serves as our Chief Marketing Officer.  From May 2018 to January 2019, Ms. Checchio served as our Senior Vice President and Chief Marketing Officer. From April 2017 to May 2018, Ms. Checchio served as Senior Vice President, Global Brands for Wyndham Hotel Group. From August 2015 to April 2017, Ms. Checchio served as Vice President, Brand Marketing for Wyndham Hotel Group. From July 2004 to August 2015, Ms. Checchio held several marketing positions of increasing responsibility and served as Brand Marketing and Advertising Director for JetBlue Airways.

Mary R. Falvey, 59, serves as our Chief Administrative Officer. From August 2006 to May 2018, Ms. Falvey served as Executive Vice President and Chief Human Resources Officer of Wyndham Worldwide. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant Corporation’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant Corporation’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant Corporation, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.

Robert D. Loewen, 55, serves as our Chief Operating Officer. From March 2013 to May 2018, Mr. Loewen served as Executive Vice President and Chief Operating Officer for Wyndham Hotel Group. From April 2002 to March 2013, Mr. Loewen served as Chief Financial Officer for Wyndham Hotel Group. Mr. Loewen joined Wyndham Worldwide in April 2000 as Director, Corporate Audit.

Nicola Rossi, 53, serves as our Chief Accounting Officer. From July 2006 to May 2018, Mr. Rossi served as Senior Vice President and Chief Accounting Officer for Wyndham Worldwide. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.

Scott R. Strickland, 49, serves as our Chief Information Officer. From March 2017 to May 2018, Mr. Strickland served as Chief Information Officer of Wyndham Hotel Group. From November 2011 to March 2017, Mr. Strickland served as Chief Information Officer for Denon Marantz Electronics. From February 2005 to June 2010, Mr. Strickland served as Chief Information Officer for Black & Decker HHI. From 1999 to 2005, Mr. Strickland served as an Associate Partner with PricewaterhouseCoopers.

Item 1A. Risk Factors.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information set forth in this report. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.

Risks Relating to Our Business and Industry
The lodging industry is highly competitive, and we are subject to risks related to competition that may adversely affect our performance and growth.

Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of whom may have significantly greater financial, marketing and other resources than we have. We compete with other hotel franchisors for franchisees and we may not be able to grow our franchise system. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for lodging. Competition may reduce fee structures, potentially causing us to lower our fees, and may require us to offer terms to prospective franchisees less favorable to us than current franchise agreements, which may adversely impact our profits. Our franchisees also compete with alternative lodging channels, including third-party providers of short-term rental properties and serviced apartments. Increasing use of these alternative lodging channels could adversely affect the occupancy and/or average rates at franchised hotels and our revenues. The use of business models by competitors that are different from ours may require us to change our model so that we can remain competitive.

We are subject to business, financial, operating and other risks common to the hotel, hotel franchising and hotel management industries which also affect our franchisees and hotel owners, any of which could reduce our revenues, limit our growth or otherwise impact our business.

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to risks common in the hotel, hotel franchising and hotel management industries, including risks related to:

•
our ability to meet our objectives for growth in the number of our franchised hotels, hotel rooms in our franchise system and hotels under management and to retain and renew franchisee and hotel management contracts, all on favorable terms;

•	the number, occupancy and room rates of hotels operating under our franchise and management agreements;

•	the delay of hotel openings in our pipeline;

•	changes in the supply and demand for hotel rooms;

•
our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees and hotel owners under our hotel management agreements and other third parties, including marketing alliances and affiliations with e-commerce channels;

•	our franchisees’ pricing decisions;

•	the quality of the services provided by franchisees and their investment in the maintenance and improvement of properties;

•	the bankruptcy or insolvency of a significant number of our franchised or managed hotels;

•	the financial condition of franchisees, owners or other developers and the availability of financing to them;

•	adverse events occurring at franchised or managed hotel locations, including personal injuries, food tampering, contamination or the spread of illness, including the 2019 Novel Coronavirus;

•	negative publicity, which could damage our hotel brands;

•	our ability to successfully market our current or any future hotel brands and programs, including our rewards program, and to service or pilot new initiatives;

•
our management contract or relationship with CorePoint Lodging, Inc. (“CorePoint”), which in aggregate owns approximately 69% of our managed hotels and any decision by CorePoint to divest additional hotels;

•	changes in the laws, regulations and legislation affecting our business, internationally and domestically;

•	our failure to adequately protect and maintain our trademarks and other intellectual property rights;

•	the relative mix of branded hotels in the various hotel industry price categories;

•	corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•	seasonal or cyclical volatility in our business;

•
operating costs, including as a result of inflation, energy costs and labor costs, such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance; and

•
disputes, claims and litigation and other legal proceedings concerning our or our franchised or managed hotels’ operations regarding human trafficking or other matters, including with consumers, government regulators, other businesses, franchisees and hotel owners, organized labor activities and class actions.

Any of these factors could reduce our revenues, increase our costs or otherwise limit our opportunities for growth.

Declines in or disruptions to the travel industry may adversely affect us.

We face risks affecting the travel and hotel industries that include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers and businesses to use travel accommodations; terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics, such as the 2019 Novel Coronavirus; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices. Any such decline in or disruptions to the travel or hotel industries may adversely affect our franchised hotels, the operations of current and potential franchisees, developers and hotel owners with which we have hotel management contracts.

Third-party Internet travel intermediaries and peer-to-peer online networks.

Consumers increasingly use third-party Internet travel intermediaries, including search engines, and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of Internet reservations for our affiliated hotels through their fees and a variety of online marketing methods, including the purchase by certain travel intermediaries of keywords consisting of or containing our hotel brands from Internet search engines to influence search results and direct guests to their websites. If we fail to reach satisfactory agreements with intermediaries, our affiliated hotels may not appear on their websites and we could lose business as a result.

Our revenues could be impacted if we are unable to maintain our contractual relationships with CorePoint.

In connection with the La Quinta acquisition, we entered into hotel-management agreements and hotel franchise agreements with CorePoint. We are also subject to certain agreements related to CorePoint’s previously completed spin-off of its real estate business. In October 2019, we entered into an additional agreement with CorePoint to collaborate on a number of new technology and operating initiatives, support CorePoint’s efforts to enhance its portfolio and resolve open issues between CorePoint and us; our obligations under our amended hotel-management agreements include, among other things, the obligation to develop and launch enhanced automated revenue management, sales and reservations technology by specified dates and timely deliver a satisfactory annual System and Organization Control Report (SOC-1) commencing in 2021 for the calendar year 2020. If we are unable to maintain a good relationship with CorePoint, if we are unable to perform our obligations to CorePoint under our agreements and CorePoint terminates these agreements, if CorePoint is unable to perform its obligations to us under our agreements and we terminate these agreements, or CorePoint or we do not renew these agreements following their expiration, our profitability and revenues could decrease and our growth potential may be adversely affected.

Our license and other revenues from former Parent could be impacted by any softness in Wyndham Destinations’ sales of vacation ownership interests or decline in the volume of affinity leads which we generate for Wyndham Destinations.

In connection with the spin-off, we entered into a number of agreements with Wyndham Destinations that govern our ongoing relationship with Wyndham Destinations. Our success depends, in part, on the maintenance of our ongoing relationship with Wyndham Destinations, Wyndham Destinations’ performance of its obligations under these agreements, including Wyndham Destinations’ maintenance of the quality of products and services it sells under the “Wyndham” trademark and certain other trademarks and intellectual property that we license to Wyndham Destinations. Under the license, development and noncompetition agreement, Wyndham Destinations pays us significant royalties and other fees based on the volume of Wyndham Destinations’ sales of vacation ownership interests and other vacation products and services. If Wyndham Destinations is unable to compete effectively for sales of vacation ownership interests, our royalty fees under such agreement could be adversely impacted. If we are unable to maintain a good relationship with Wyndham Destinations, or if Wyndham Destinations does not perform its obligations under these agreements, fails to maintain the quality of the products and services it sells under the “Wyndham” trademark and certain other trademarks or fails to pay such royalties, our earnings could decrease.

Our international operations are subject to additional risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the United States; hostility from local populations; political instability, including potential disruptions from the United Kingdom’s exit from the European Union, trade disputes with trade partners, including China and other geopolitical risks; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as the 2019 Novel Coronavirus or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of hotel properties by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws, including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could adversely impact our results of operations, financial position or cash flows.

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

We are subject to risks related to our debt, hedging transactions, our extension of credit and the cost and availability of capital.

As of December 31, 2019, we had aggregate outstanding debt of $2,122 million. We may incur additional indebtedness in the future, which may intensify the risks related to our debt. Our debt instruments contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to changing business and economic conditions; take advantage of business opportunities; incur or guarantee additional debt; pay dividends or make distributions; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. Failure to meet our payment obligations or comply with other financial covenants could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions.

In order to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations, we may use financial instruments. As a result, changes in interest rates may adversely affect our financing costs and/or change the market value of our hedging instruments. Any failure or non-performance of counterparties to foreign exchange and interest rate hedging transactions could result in losses.

Our credit facility gives us the option to use the London Interbank Offered Rate (“LIBOR”) as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates in the event that LIBOR ceases to exist after 2021. Our credit facility allows us and the administrative agent to replace LIBOR with an alternative benchmark rate, subject to the rejection of the majority of the lenders as set forth in the credit facility. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts. Any such discontinuation of LIBOR or the use of an alternative benchmark rate could cause our costs to increase.

In addition, we extend credit to assist franchisees and hotel owners in converting to or building a new hotel under one of our hotel brands through development advance notes and mezzanine or other forms of subordinated financing. The inability of franchisees and hotel owners to pay back such loans could materially and adversely affect our cash flows and business.

We may need to dedicate a significant portion of our cash flows to the payment of principal and interest. Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all. Additionally, certain market liquidity factors, including uncertainty or volatility in the equity and credit markets, outside of our control could affect our access to credit and capital in the future and adversely impact our business plans and operating model. Our credit rating and the market value of our common stock could also be affected. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if we are unable to refinance or repay our outstanding debt when due, our results of operations and financial condition will be materially and adversely affected.

Changes to estimates or projections used to assess the fair value of our assets or operating results that are lower than our current estimates may cause us to incur impairment losses and require us to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.

Our total assets include goodwill and other intangible assets. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, which would negatively impact our results of operations and stockholders’ equity.

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

We are subject to a number of disputes, claims, litigation and other legal proceedings as described in this report, and any unfavorable rulings or outcomes in current or future litigation and other legal proceedings may materially harm our business.  Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. For additional information, see our Commitments and Contingencies note (Note 13) in the notes to our financial statements.

Our operations are subject to extensive regulation and the cost of compliance or failure to comply with regulations may adversely affect us.

Our operations are regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international federal, state and local regulators may enact new laws and regulations that may reduce our profits or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing franchising, hotel operations, lending, information security, data protection and privacy (such as the General Data Protection Regulation or similar laws or regulations), credit card security standards, marketing, including sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, the Office of Foreign Assets Control, the Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. Changes to such laws and regulations and the cost of compliance or failure to comply with such regulations may adversely affect us.

Failure to maintain the security of personally identifiable and proprietary information, non-compliance with our contractual obligations regarding such information or a violation of our privacy and security policies with respect to such information could adversely affect us.

In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to guests, franchisees, stockholders and employees. Such information includes, but is not limited to, large volumes of guest credit and payment card information. We are at risk of attack by cyber-criminals operating on a global basis attempting to gain access to such information. In connection with data security incidents involving a group of Wyndham brand hotels that occurred between 2008 and 2010, one of our subsidiaries is subject to a stipulated order with the U.S. Federal Trade Commission (the “FTC”), pursuant to which, among other things, it is required to maintain an information security program for payment card information within its network, and which provides it with a safe harbor provided it continues to meet certain requirements for reasonable data security as outlined in the stipulated order.

While we maintain what we believe are reasonable security controls over personal and proprietary information, a breach of or breakdown in our systems that results in the unauthorized release of personal or proprietary information could nevertheless occur or our subsidiary could fail to comply with the stipulated order with the FTC. Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers such as Sabre Corporation and its SynXis Platform and uninterrupted operations of service facilities, including those used for reservation systems, hotel/property management, communications, procurement, call centers, operation of our loyalty program and administrative systems. We and our vendors also maintain physical facilities to support these systems and related services. As a result, in addition to failures that occur from time to time in the ordinary course, we and our vendors may be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could adversely affect our business. In addition, failure to keep pace with developments in technology could impair our operations or competitive position.

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

We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and franchised, managed and owned hotels. We also self-insure for certain risks up to certain monetary limits. The insurance coverage we carry, subject to our deductible, may not be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount or any amount concerning a potential loss or liability, or at all, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to corporate social responsibility.

Our business, along with the hospitality industry generally, faces scrutiny related to environmental, social and governance activities and the risk of damage to our reputation and the value of our hotel brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, diversity, philanthropy and support for local communities.

We are subject to risks related to human trafficking allegations.

Our business, along with the hospitality industry generally, faces risk that could cause damage to our reputation and the value of our hotel brands along with litigation-related fees and costs in connection with claims, actions, litigations and other legal proceedings alleging statutory and common law claims related to purported incidents of sex trafficking at hotel facilities.

Risks Relating to the Spin-Off
We may be unable to achieve some or all of the expected benefits from our spin-off from Wyndham Destinations.

As a result of our separation from Wyndham Destinations, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Wyndham Destinations. If we fail to achieve some or all of the expected benefits or do not achieve them in the timeframe expected, our results of operations and financial condition could be materially and adversely affected.

We have a limited operating history as a separate public company, our financial information from before the spin-off from Wyndham Destinations may not reflect our current or future results as an independent company and we may not be able to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company and, as a result, we may experience increased costs.

Prior to the spin-off, Wyndham Destinations performed various corporate functions for us, including tax administration, governance, compliance, accounting, internal audit and external reporting. Our historical financial results reflect allocations of corporate expenses from Wyndham Destinations for these and similar functions that may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company. In connection with the spin-off, we entered into transition agreements and licensing, marketing and other agreements that govern certain commercial and other relationships between us and Wyndham Destinations; however, those arrangements may not capture the benefits our business enjoyed as a result of being integrated with the other businesses of Wyndham Destinations prior to the spin-off. The loss of those benefits could have an adverse effect on our business, results of operations and financial condition.

Generally, our working capital requirements, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Wyndham Destinations before the spin-off. Since the completion of the spin-off, Wyndham Destinations has not and will not be providing us with funds to finance our working capital or other cash requirements, and we may need to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We may be unable to replace in a timely manner or on comparable terms and costs the services or other benefits that Wyndham Destinations previously provided to us, which could have an adverse effect on our business, results of operation and financial condition. In addition, other significant changes may occur in our cost structure, management, financing and business operations as a result of our operations as a separate company.

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

Our failure to maintain effective internal controls or meet the financial reporting and other requirements to which we are now subject could have a material adverse effect on our business.

As a result of the spin-off, we are subject to reporting and other obligations under U.S. securities laws and are required to comply with applicable internal controls and reporting requirements. If we are unable to maintain adequate financial and management controls, reporting systems, information technology systems and procedures, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies under U.S. securities laws may be impaired and could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our business.

In connection with the spin-off and Wyndham Destinations’ sale of its European vacation rentals business, we agreed to indemnify Wyndham Destinations and Wyndham Destinations agreed to indemnify us for certain liabilities, and if we are required to perform under these indemnities or if Wyndham Destinations is unable to satisfy its obligations under these indemnities, our financial results could be negatively affected.

The contingent liabilities we assumed in connection with the spin-off and Wyndham Destinations’ sale of its European vacation rentals business could adversely affect our results of operations and financial condition. In connection with the spin-off, Wyndham Destinations agreed to indemnify us for certain liabilities, and we agreed to indemnify Wyndham Destinations for certain liabilities, including cross-indemnities that are principally designed to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of Wyndham Destinations’ business with Wyndham Destinations. Pursuant to the Separation and Distribution Agreement (the “SDA”), we assumed one-third and Wyndham Destinations assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Destinations, which we refer to in this Report as “shared contingent liabilities,” incurred prior to the spin-off, including liabilities of Wyndham Destinations related to, arising out of or resulting from certain terminated or divested businesses, certain general corporate matters of Wyndham Destinations and any actions with respect to the spin-off brought by any third party.

Additionally, in connection with the sale of Wyndham Destinations’ European vacation rentals business, we provided certain post-closing credit support in the form of guarantees, which as of December 31, 2019 were approximately $127 million, to ensure that the business meets the requirements of certain service providers and regulatory authorities. Such post-closing credit support may be enforced or called upon if the European vacation rentals business fails to meet its primary obligation to pay certain amounts when due. The European vacation rentals business has provided an indemnity to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon. Pursuant to the terms of the SDA, we assumed one-third and Wyndham Destinations assumed two-thirds of any such losses actually incurred by Wyndham Destinations or us in the event that these credit support arrangements are enforced or called upon by any beneficiary and any amounts paid by Wyndham Destinations or us in respect of any indemnification claims made in connection with the sale of the European vacation rentals business.

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

Although we received a solvency opinion from an investment bank confirming that we and Wyndham Destinations were adequately capitalized immediately after the spin-off, the spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that Wyndham Destinations did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Wyndham Destinations insolvent or with unreasonably small capital or that Wyndham Destinations intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to void the spin-off as a fraudulent transfer, it could impose a number of different remedies, including, returning our assets or your shares in our company to Wyndham Destinations or providing Wyndham Destinations with a claim for money damages against us in an amount equal to the difference between the consideration received by Wyndham Destinations and the fair market value of our Company at the time of the spin-off.

Certain of our Directors and executive officers may have actual or potential conflicts of interest because of their ownership of Wyndham Destinations equity or their current or former positions at Wyndham Destinations.

Two of our Directors also serve on the Wyndham Destinations Board and certain of our executive officers and non-employee Directors own shares of Wyndham Destinations common stock because of their current or former positions with Wyndham Destinations. This could create, or appear to create, potential conflicts of interest when our or Wyndham Destinations’ management, officers and directors face decisions that could have different implications for us and Wyndham Destinations.

If the spin-off, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our stockholders, we and Wyndham Destinations might be required to pay substantial U.S. federal income taxes.

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

In addition, Wyndham Destinations received certain rulings from the IRS regarding certain U.S. federal income tax aspects of transactions related to the spin-off. Although the IRS Ruling generally is binding on the IRS, the continued validity of the IRS Ruling is based upon and subject to the continuing accuracy of factual statements and representations made to the IRS by Wyndham Destinations.

If the spin-off does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant with respect to such tax opinions or the IRS Ruling, Wyndham Destinations would recognize a substantial gain attributable to our hotel business for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Wyndham Destinations consolidated group at the time of the spin-off, including us and certain of our subsidiaries, would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability.

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

We have entered into a Tax Matters Agreement with Wyndham Destinations under which we have allocated, between Wyndham Destinations and ourselves, responsibility for U.S. federal, state and local and non-U.S. income and other taxes relating to taxable periods before and after the spin-off and provided for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Matters Agreement, we have agreed that we may not take, or fail to take, certain actions following the spin-off if such action, or failure to act, would be inconsistent with or prohibit the spin-off and certain related transactions from qualifying as a tax-free reorganization under Sections 368(a)(1)(D) and 355 and related provisions of the Code (including the limitations on certain changes in stock ownership described above).

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

Risks Relating to Our Common Stock
The market price of our common stock may fluctuate.

The market price of our common stock may fluctuate, depending upon many factors, some of which may be beyond our control, including our ability to achieve growth and performance objectives, the success or failure of our business strategy, general economic conditions, our quarterly or annual earnings and those of other companies in our industry, changes in financial estimates and recommendations by securities analysts, changes in laws and regulations, increased competition and changes affecting the travel industry and other events impacting our business. The stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These market fluctuations may adversely affect the trading price of our common stock.

Provisions in our corporate governance documents and Delaware law may prevent or delay an acquisition of our business, which could decrease the market price of our common stock.

Our corporate governance documents and Delaware law contain provisions that are intended to deter or delay coercive takeover practices and inadequate takeover bids, including requiring advance notice for stockholder proposals, placing limitations on convening stockholder meetings, authorizing our Board to issue one or more series of preferred stock, a supermajority (80% of outstanding shares) vote requirement to amend our by-laws and certain provisions of our charter, and providing for the classification of our Board until the third annual meeting of stockholders following the spin-off. Additionally, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions may prevent or delay an acquisition that some stockholders may consider beneficial, which could decrease the market price of our common stock.

Our amended and restated by-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors or employees.

Our amended and restated by-laws provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for derivative actions; claims related to a breach of a fiduciary duty, corporate law, our certificate of incorporation or our bylaws; or under the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our Directors or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may not pay dividends on our common stock, and the terms our indebtedness could limit our ability to pay dividends on our common stock.

The declaration and payment of dividends are at the sole discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions under our indebtedness and other factors that our Board may deem relevant. Though we expect to make regular dividends, there can be no assurance that a payment of a dividend will occur in the future.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in a leased office at 22 Sylvan Way, Parsippany, New Jersey, with the lease expiring in 2029. We also lease space for our reservation center and data warehouse in Saint John, New Brunswick, Canada pursuant to a lease that expires in 2029. In addition, we have an additional 12 leases for office space in 11 countries outside the United States and an additional four leases within the United States with expiration dates ranging between 2020 and 2029. We will evaluate the need to renew each lease on a case-by-case basis prior to its expiration.
Our owned hotel portfolio, which is part of our Hotel Management segment, currently consists of (i) the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico, located in Rio Grande, Puerto Rico, and (ii) the Wyndham Grand Orlando Bonnet Creek, located in Orlando, Florida. Aside from these hotels, we do not own any of the nearly 9,300 properties within our franchised and managed portfolio.
We believe our current leased and owned properties are adequate to support our existing operations.

Item 3. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 13 - Commitments and Contingencies to the Consolidated and Combined Financial Statements contained in Part IV of this report for a description of claims and legal actions arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE OF COMMON STOCK

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WH”. As of January 31, 2020, the number of stockholders of record was 4,790.

DIVIDEND POLICY

We declared a quarterly dividend of $0.29 per share of common stock issued and outstanding on the record date for the applicable dividend ($113 million in aggregate for the year). The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board of Directors ("Board") and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that a payment of a dividend will occur in the future.

ISSUER PURCHASES OF EQUITY SECURITIES

In May 2018, our Board authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan (in millions)
October 2019	309,869	$51.15	309,869	$296
November 2019	264,900	55.50	264,900	281
December 2019 (a)	736,624	60.32	736,624	237
Total	1,311,393	$57.18	1,311,393	$237
______________________

(a)	Includes 74,020 shares purchased for which the trade date occurred during December 2019 while settlement occurred during January 2020.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival Corporation, Marriott International Inc., Norwegian Cruise Line Holdings Ltd., Royal Caribbean Cruises Ltd. and Hilton Worldwide Holdings Inc.) for the period from June 1, 2018 to December 31, 2019. The graph assumes that $100 was invested on June 1, 2018 (the first day of regular-way trading) and all dividends and other distributions were reinvested. The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission ("SEC") and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

COMPARISON OF 19 MONTH CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
6/1/18
12/18
12/19
Wyndham Hotels & Resorts, Inc.
S&P 500
S&P Hotels, Resorts & Cruise Lines

*$100 invested on 6/1/18 in stock or 5/31/18 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Cumulative total return

	June 1, 2018	December 31, 2018	December 31, 2019
Wyndham Hotels & Resorts, Inc.	100.00	74.91	105.93
S&P 500	100.00	93.72	123.23
S&P Hotels, Resorts & Cruise Lines	100.00	84.58	115.92

Item 6. Selected Financial Data.

The following selected historical consolidated and combined statement of income data for the years ended December 31, 2019, 2018 and 2017 and the selected historical consolidated balance sheet data as of December 31, 2019 and 2018 are derived from the audited Consolidated and Combined Financial Statements of Wyndham Hotels & Resorts included elsewhere in this report. The selected historical combined statement of income data for the years ended December 31, 2016 and 2015 and the selected historical combined balance sheet data as of December 31, 2017, 2016 and 2015 are derived from unaudited combined financial statements of Wyndham Hotels & Resorts businesses that are not included in this report. We have prepared our unaudited combined financial statements on the same basis as our audited Consolidated and Combined Financial Statements and, in our opinion, have included all adjustments, which include only normal recurring adjustments, necessary to present fairly in all material respects our financial position and results of operations.

The selected historical combined financial data below should be read together with the audited Consolidated and Combined Financial Statements of the Wyndham Hotels & Resorts, including the notes thereto and the other financial information included elsewhere in this report.

	As of or For the Year Ended December 31,
($ in millions, except per share amounts and RevPAR)	2019	2018	2017	2016	2015 (a)
Statement of Income data:
Net revenues	$2,053	$1,868	$1,280	$1,269	$1,301
Total expenses	1,746	1,585	1,031	974	1,051
Operating income	307	283	249	295	250
Interest expense, net	100	60	6	1	1
Income before income taxes	207	223	243	294	249
Provision for income taxes	50	61	13	118	100
Net income	157	162	230	176	149
Per share data:
Diluted earnings per share	$1.62	$1.62	$2.31	$1.76	$1.49
Cash dividends declared per share	1.16	0.75	—	—	—

Balance Sheet data:
Cash	$94	$366	$57	$28	$38
Total assets (b)	4,533	4,976	2,137	1,998	1,959
Total debt (b)	2,122	2,141	184	174	95
Total liabilities (b)	3,321	3,558	875	913	780
Total stockholders’ / invested equity (c)	1,212	1,418	1,262	1,086	1,179

Other financial data:
Royalties and franchise fees	$480	$441	$364	$354	$347
License and other fees	131	111	75	65	64
Adjusted EBITDA (d)
Hotel Franchising segment	$622	$515	$402	$400	$366
Hotel Management segment	66	47	21	26	28
Corporate and Other (e)	(75)	(55)	(40)	(38)	(41)
Total adjusted EBITDA (f)	$613	$507	$383	$388	$353

Operating statistics:
Total Company
Number of properties (g)	9,280	9,157	8,422	8,035	7,812
Number of rooms (h)	831,000	809,900	728,200	697,600	678,000
RevPAR (i)	$40.92	$40.80	$37.63	$36.67	$37.26
Average royalty rate (j)	3.80%	3.78%	3.66%	3.65%	3.68%
United States
Number of properties (g)	6,342	6,358	5,726	5,525	5,582
Number of rooms (h)	510,200	506,100	440,100	429,000	435,300
RevPAR (i)	$46.39	$45.30	$41.04	$39.77	$39.13
Average royalty rate (j)	4.51%	4.53%	4.45%	4.35%	4.37%
______________________

(a)
As described in Note 2 - Summary of Significant Accounting Polices to the Consolidated and Combined Financial Statements contained in Part II, Item 8 of this report, we adopted the new accounting standard related to revenue recognition utilizing the full retrospective transition method on January 1, 2018. However, amounts have not been restated for the year 2015 for this standard.

(b)
Reflects the impact of the adoption of the new accounting standard in 2019 for lease accounting and the 2016 accounting standards related to balance sheet classification of deferred taxes and the presentation of debt issuance costs.

(c)
Represents Wyndham Hotels & Resorts stand-alone stockholders’ equity since May 31, 2018 and Wyndham Worldwide net investment (capital contributions and earnings from operations less dividends) in Wyndham Hotels & Resorts and accumulated other comprehensive income for 2015 through May 31, 2018, the date of our spin-off.

(d)
“Adjusted EBITDA” is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, allows a more complete understanding of its operating performance. We use these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

(e)	Corporate and Other reflects unallocated corporate costs that are not attributable to an operating segment.

(f)	The reconciliation of net income to adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net income	$157	$162	$230	$176	$149
Provision for income taxes	50	61	13	118	100
Depreciation and amortization	109	99	75	73	67
Interest expense, net	100	60	6	1	1
Stock-based compensation expense	15	9	11	10	9
Impairment, net	45	—	41	—	7
Contract termination costs	42	—	—	7	14
Transaction-related expenses, net	40	36	3	1	3
Separation-related expenses	22	77	3	—	—
Transaction-related item	20	—	—	—	—
Restructuring costs	8	—	1	2	3
Foreign currency impact of highly inflationary countries	5	3	—	—	—
Adjusted EBITDA	$613	$507	$383	$388	$353

(g)	Represents the number of hotels at the end of the period.

(h)
Represents the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, or are Company-owned and (ii) properties under affiliation agreements for which Wyndham Hotels & Resorts receives a fee for reservation and/or other services provided.

(i)	Represents revenue per available room and is calculated by multiplying the average occupancy rate by the average daily rate.

(j)
Represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues.

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

ACQUISITIONS
Between January 1, 2015 and December 31, 2019, we completed the following acquisitions:

•	In May 2018, we acquired La Quinta Holdings’ hotel franchise and hotel-management business, spanning a portfolio of over 900 La Quinta-branded hotels;

•	In October 2017, we acquired the AmericInn hotel brand and its hotel franchise business, spanning a portfolio of approximately 200 AmericInn-branded franchised hotels in the United States;

•	In November 2016, we acquired Fen Hotels, adding the Dazzler and Esplendor Boutique brands to our portfolio, as well as a Latin America-based hotel management company; and

•	In January 2015, we acquired Dolce Hotels and Resorts, a franchisor and manager of properties focused on group accommodations in Europe and North America.

The results of operations and financial position of these acquisitions have been included beginning from the respective acquisition dates. See Note 5 - Acquisitions to our audited Consolidated and Combined Financial Statements contained in Part IV of this report for a discussion of acquisitions completed during 2019, 2018 and 2017.

OTHER EXPENSES AND CHARGES

Between January 1, 2015 and December 31, 2019, we incurred the following other expenses and charges:

2019

•	$45 million for a non-cash net impairment charge associated with the termination of an unprofitable hotel-management guarantee arrangement;

•
$42 million of contract termination charges consisting of $34 million in connection with a termination of an unprofitable hotel-management guarantee arrangement and $8 million in connection with an obligation arising from such termination;

•	$33 million of transaction-related costs, primarily related to the integration of La Quinta;

•
$27 million of costs pursuant to an agreement we entered into with CorePoint Lodging Inc. (“CorePoint”), the owner of approximately 271 hotels we manage. Such charges are comprised of a $20 million fee credit for past services, which is reflected as a reduction to hotel management revenues, and a $7 million charge related to the resolution of acquisition-related tax matters which is reflected in transaction-related costs on the Consolidated and Combined Statements of Income;

•	$22 million of separation-related costs associated with our spin-off from Wyndham Worldwide; and

•	$8 million of charges related to restructuring initiatives, primarily focused on enhancing our organizational efficiency and rationalizing our operations.

2018

•	$77 million of separation-related costs associated with our spin-off from Wyndham Worldwide; and

•
$36 million of transaction-related costs consisting of $59 million in connection with our acquisition and integration of La Quinta partially offset by a $23 million gain on the sale of our Knights Inn brand in May 2018. This sale was not material to our results of operations or financial position.

2017

•
$41 million of non-cash impairment charges, of which $25 million was for a write-down of a guarantee asset and a development advance note receivable related to a hotel-management guarantee arrangement and $16 million was primarily related to a partial write-down of management agreement assets; and

•	$1 million of charges related to restructuring initiatives, primarily focused on realigning our brand operations.
2016

•	$7 million charge related to the termination of a management contract; and

•	$2 million of charges related to restructuring initiatives, which were primarily focused on enhancing organizational efficiency.
2015

•	$14 million charge associated with the anticipated termination of a management contract within our hotel management business;

•
$7 million non-cash impairment charge related to the write-down of terminated in-process technology projects resulting from our decision to outsource our reservation system to a third-party partner; and

•	$3 million of restructuring costs resulting from a realignment of brand services and call center operations.

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

BUSINESS AND OVERVIEW

Wyndham Hotels & Resorts is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in approximately 90 countries around the world.
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

RESULTS OF OPERATIONS

Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Beginning with the third quarter of 2018, our calculation of adjusted EBITDA excludes the currency effects of highly inflationary countries. Adjusted EBITDA is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. GAAP measures, gives a more complete understanding of our operating performance. We use these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
We generate royalties and franchise fees, management fees and other revenues from hotel franchising and hotel management activities, as well as fees from licensing our “Wyndham” trademark, certain other trademarks and intellectual property. In addition, pursuant to our franchise and management contracts with third-party hotel owners, we generate marketing, reservation and loyalty fee revenues and cost reimbursement revenues that over time are offset, respectively, by the marketing, reservation and loyalty costs and property operating costs that we incur. We completed our acquisition of La Quinta Holdings, Inc. in May 2018, and, as a result certain comparisons of operating and financial metrics for the years ended December 31, 2019 and 2018 to the respective prior periods include significant acquisition impacts.

OPERATING STATISTICS - 2019 VS. 2018

The table below presents our operating statistics for the years ended December 31, 2019 and 2018. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2019	2018	% Change
Rooms
United States	510,200	506,100	1%
International	320,800	303,800	6%
Total rooms	831,000	809,900	3%
RevPAR (a)
United States	$46.39	$45.30	2%
International (b)	31.85	33.31	(4%)
Total RevPAR (b)	40.92	40.80	0%
______________________

(a)	Includes the impact of acquisition and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 1% and total RevPAR increased 2%.

YEAR ENDED DECEMBER 31, 2019 VS. YEAR ENDED DECEMBER 31, 2018

	Year Ended December 31,
	2019	2018	% Change
Net revenues	$2,053	$1,868	10%
Expenses	1,746	1,585	10%
Operating income	307	283	8%
Interest expense, net	100	60	67%
Income before income taxes	207	223	(7%)
Provision for income taxes	50	61	(18%)
Net income	$157	$162	(3%)
During 2019, net revenues increased 10% compared with the prior-year, which included $267 million of incremental revenues from La Quinta (acquired in May 2018) of which $152 million reflected cost reimbursement revenues. Excluding the incremental impact from the La Quinta acquisition and a $5 million unfavorable impact from currency translation, net revenues decreased 4% primarily reflecting:

•
lower cost-reimbursement revenues due to a change in our responsibility from being the principal for certain property-related activities to being an agent, and therefore, these costs are no longer reflected in our Consolidated and Combined Statements of Income and property terminations; and

•	a $20 million fee credit for past services with a customer, which is reflected as a reduction to hotel-management revenues.
Such decreases were partially offset by higher license and other fees, an increase in marketing, reservation and loyalty fees and an increase in owned-hotel revenues.
During 2019, total expenses increased 10%, which included an estimated $204 million of incremental expenses associated with the La Quinta acquisition and a $45 million non-cash impairment charge and $42 million of contract termination costs, both associated with the termination of unprofitable hotel-management guarantee arrangements. The increases were partially offset by $55 million of lower separation-related costs year-over-year.

Excluding cost reimbursement revenues and the incremental impact from the La Quinta acquisition, during 2019:

•
Marketing, reservation and loyalty expenses increased to 39.6% of revenues from 37.9% during 2018, primarily due to higher marketing spend to support our “by Wyndham” campaign and the relaunch of the Wyndham Rewards program with La Quinta integrated, as well as a change in classification of certain costs from operating expenses, partially offset by higher net revenues;

•	Operating expenses decreased to 12.3% of revenues from 14.3% during 2018, primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•	General and administrative expenses were 9.2% of revenues during 2019 and 2018.
During 2019, net interest expense increased $40 million primarily due to the borrowings made by us in the second quarter of 2018 to fund the La Quinta acquisition.
Our effective tax rates were 24.2% and 27.4% for 2019 and 2018, respectively. The decrease was primarily due to one-time state tax benefits resulting from a settlement with state taxing authorities and from a change in our state income tax filing position due to our spin-off from Wyndham Worldwide. This was partially offset by higher foreign taxes on the Company’s international operations in 2019 and the absence of a net tax benefit in 2019 from the impact of U.S. tax reform.
As a result of these items, net income decreased $5 million compared with 2018.

A reconciliation of net income to adjusted EBITDA is represented below:

	Year Ended December 31,
	2019	2018
Net income	$157	$162
Provision for income taxes	50	61
Depreciation and amortization	109	99
Interest expense, net	100	60
Stock-based compensation expense	15	9
Impairment, net	45	—
Contract termination costs	42	—
Transaction-related expenses, net	40	36
Separation-related expenses	22	77
Transaction-related item	20	—
Restructuring costs	8	—
Foreign currency impact of highly inflationary countries	5	3
Adjusted EBITDA	$613	$507

Following is a discussion of the results of each of our segments and Corporate and Other for 2019 compared to 2018:

	Net Revenues			Adjusted EBITDA
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$1,279	$1,135	13%	$622	$515	21%
Hotel Management	768	726	6%	66	47	40%
Corporate and Other	6	7	NM	(75)	(55)	NM
Total Company	$2,053	$1,868	10%	$613	$507	21%

Hotel Franchising

	Year Ended December 31,
	2019	2018	% Change
Rooms
United States	464,600	453,900	2%
International	305,600	288,900	6%
Total rooms	770,200	742,800	4%
RevPAR (a)
United States	$44.09	$43.04	2%
International (b)	30.80	32.09	(4%)
Total RevPAR (b)	38.91	38.86	0%
______________________

(a)	Includes the impact of acquisition and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 1% and total RevPAR increased 2%.

Net revenues increased 13% during 2019, which included $97 million of incremental revenues from La Quinta (acquired in May 2018) and a $5 million unfavorable impact from foreign currency translation. Excluding such items, net revenues increased 5%, primarily due to higher license and other fee revenues and an increase in marketing, reservation and loyalty fees.
Adjusted EBITDA increased 21% during 2019 which included an estimated incremental impact from the acquisition and integration of La Quinta of $50 million and a $4 million unfavorable impact from foreign currency. Excluding such items, adjusted EBITDA grew 13%, reflecting the growth in revenues and lower general and administrative spend, partially offset by higher net marketing, reservation and loyalty expenses, which reduced adjusted EBITDA by $19 million. Excluding the incremental impact from the acquisition of La Quinta, during 2019:

•
Marketing, reservation and loyalty expenses increased to 42.3% of revenues from 41.2% during the prior year primarily due to marketing spend to support our “by Wyndham” campaign and the relaunch of the Wyndham Rewards program with La Quinta integrated, as well as a change in classification of certain costs from operating expenses, partially offset by higher net revenues;

•	Operating expenses decreased to 6.7% of revenue compared to 9.6% during the prior year primarily due to a change in classification of certain costs to our marketing, reservation and loyalty funds; and

•
General and administrative expenses decreased to 2.3% of revenues from 3.6% during the prior year, primarily due to the impact of reorganizing certain functions into our Corporate and Other segment as a result of our spin-off to a stand-alone public company.

Hotel Management

	Year Ended December 31,
	2019	2018	% Change
Rooms
United States	45,600	52,200	(13%)
International	15,200	14,900	2%
Total rooms	60,800	67,100	(9%)
RevPAR (a)
United States	$67.32	$72.76	(7%)
International (b)	52.69	57.84	(9%)
Total RevPAR (b)	64.01	68.72	(7%)
______________________

(a)	Includes the impact of acquisition and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR decreased 1% and total RevPAR decreased 5%.

Net revenues increased $42 million or 6% during 2019, reflecting $170 million of incremental revenues from the La Quinta acquisition which included $152 million of cost reimbursement revenues. Excluding the incremental impact from the acquisition of La Quinta, net revenues decreased $128 million primarily due to lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA and a $20 million fee credit for past services with a customer, which is reflected as a reduction to hotel-management revenues. Such decreases were partially offset by higher termination fees and an increase in owned hotel revenues.
Adjusted EBITDA increased $19 million or 40% in 2019, primarily reflecting an estimated $13 million of incremental adjusted EBITDA from La Quinta.
Corporate and Other

Corporate and Other revenues were $6 million and $7 million during 2019 and 2018, respectively, which represents fees earned under a transition services agreement with our former Parent.
Adjusted EBITDA decreased $20 million during 2019 compared to the prior year, primarily due to a reorganization of certain functions into our Corporate and Other segment in connection with our spin-off to a stand-alone public company.

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

	Year Ended December 31,
	2018	2017	% Change
Rooms (a)
United States	506,100	440,100	15%
International	303,800	288,100	5%
Total rooms	809,900	728,200	11%
RevPAR (a)
United States	$45.30	$41.04	10%
International (b)	33.31	32.27	3%
Total RevPAR (b)	40.80	37.63	8%
______________________

(a)	Includes the impact of acquisitions and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 4% and total RevPAR increased 9%.

YEAR ENDED DECEMBER 31, 2018 VS. YEAR ENDED DECEMBER 31, 2017

	Year Ended December 31,
	2018	2017	% Change
Net revenues	$1,868	$1,280	46%
Expenses	1,585	1,031	54%
Operating income	283	249	14%
Interest expense, net	60	6	NM
Income before income taxes	223	243	(8%)
Provision for income taxes	61	13	369%
Net income	$162	$230	(30%)
During 2018, net revenues increased 46% compared with the prior-year, which was driven by $513 million of revenues from the La Quinta acquisition, which included $324 million of cost reimbursement revenues. Excluding the La Quinta acquisition, net revenues increased 6% primarily due to higher license and other fees and higher royalties.
During 2018, total expenses increased 54%, which included $443 million of expenses associated with the La Quinta acquisition, $77 million of separation-related costs and $36 million of net transaction-related costs that were primarily associated with the La Quinta acquisition. Excluding cost reimbursement revenues and the acquisition of La Quinta, during 2018:

•
Marketing, reservation and loyalty expenses increased to 37.0% of revenues from 36.7% during 2017, primarily due to higher marketing, reservation and loyalty expenses resulting from the increase in marketing and reservation fee revenues from franchisees;

•
Operating expenses decreased to 16.2% of revenues from 17.9% during 2017, primarily as a result of reduced expenses at our owned hotel in Puerto Rico resulting from insurance recoveries received in 2018 related to hurricanes that occurred in 2017; and

•
General and administrative expenses increased to 9.6% of revenues from 8.7% during 2017, primarily due to higher employee-related and information technology costs, principally related to operating as a stand-alone public company.

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

A reconciliation of net income to adjusted EBITDA is represented below:

	Year Ended December 31,
	2018	2017
Net income	$162	$230
Provision for income taxes	61	13
Depreciation and amortization	99	75
Interest expense, net	60	6
Stock-based compensation expense	9	11
Separation-related expenses	77	3
Transaction-related expenses, net	36	3
Foreign currency impact of highly inflationary countries	3	—
Impairment, net	—	41
Restructuring costs	—	1
Adjusted EBITDA	$507	$383

Following is a discussion of the results of each of our segments and Corporate and Other for 2018 compared to 2017:

	Net Revenues			Adjusted EBITDA
	2018	2017	% Change	2018	2017	% Change
Hotel Franchising	$1,135	$897	27%	$515	$402	28%
Hotel Management	726	383	90%	47	21	124%
Corporate and Other	7	—	NM	(55)	(40)	NM
Total Company	$1,868	$1,280	46%	$507	$383	32%

Hotel Franchising

	Year Ended December 31,
	2018	2017	% Change
Rooms (a)
United States	453,900	427,500	6%
International	288,900	275,400	5%
Total rooms	742,800	702,900	6%
RevPAR (a)
United States	$43.04	$39.35	9%
International (b)	32.09	31.14	3%
Total RevPAR (b)	38.86	36.18	7%
______________________

(a)	Includes the impact of acquisitions and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 4% and total RevPAR increased 8%.
Net revenues increased 27% during 2018 primarily due to the acquisition of La Quinta, which contributed to 6% total hotel franchising system growth and 7% higher RevPAR. Excluding the La Quinta acquisition, net revenues increased 8% primarily due to higher license fees, an increase in marketing, reservation and loyalty fees and higher royalties and franchise fees.
Adjusted EBITDA increased 28% during 2018 primarily due to higher revenues. Excluding the La Quinta acquisition, Adjusted EBITDA increased 9% primarily due to higher revenues. Excluding the La Quinta acquisition, during 2018:

•	Marketing, reservation and loyalty expenses were 40.5% of revenues during 2018 and 40.6% during 2017;

•	Operating expenses were 10.8% of revenues during 2018 and 10.4% during 2017; and

•	General and administrative expenses decreased to 3.4% of revenues from 4.2% during the prior year, primarily due to lower employee-related expenses coupled with higher net revenues.
Hotel Management

	Year Ended December 31,
	2018	2017	% Change
Rooms (a)
United States	52,200	12,600	314%
International	14,900	12,700	17%
Total rooms	67,100	25,300	165%
RevPAR (a)
United States	$72.76	$97.08	(25%)
International (b)	57.84	58.18	(1%)
Total RevPAR (b)	68.72	78.59	(13%)
______________________

(a)	Includes the impact of acquisitions and disposition from their respective dates forward.

(b)	Excluding currency effects, international RevPAR increased 5% and total RevPAR decreased 11%.
Net revenues increased 90% during 2018 primarily due to $351 million of revenues from the La Quinta acquisition (including $324 million of cost reimbursement revenues). Excluding La Quinta, net revenues decreased 2% due primarily to certain management contracts being transferred to our former Parent upon our spin-off.
Adjusted EBITDA increased 124% in 2018 including approximately $14 million of adjusted EBITDA from La Quinta. Excluding La Quinta, adjusted EBITDA increased 57% due to reduced expenses at our owned hotel in Puerto Rico due to insurance recoveries in 2018 related to hurricanes that occurred in 2017.
Corporate and Other
Corporate and Other revenues increased $7 million during 2018, which represents fees earned under a transition services agreement with our former Parent.

Adjusted EBITDA decreased $15 million during 2018 compared to the prior year, primarily due to an increase in general overhead expenses in connection with operating as a stand-alone public company, partially offset by higher revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

	Year Ended December 31,
	2019	2018	Change
Total assets	$4,533	$4,976	$(443)
Total liabilities	3,321	3,558	(237)
Total stockholders’ equity	1,212	1,418	(206)

Total assets decreased $443 million from December 31, 2018 to December 31, 2019 primarily due to a reduction in cash reflecting payments for taxes assumed with the La Quinta acquisition, as well as stock repurchases and dividends. Total liabilities decreased $237 million from December 31, 2018 to December 31, 2019 primarily due to the payment of the aforementioned tax liability assumed with the La Quinta acquisition. Total equity decreased $206 million from December 31, 2018 to December 31, 2019 primarily due to stock repurchases and dividends partially offset by our net income for the year.

Liquidity and capital resources
We intend to use the cash flow generated by our operations to create value for stockholders. Our asset-light business model, with low fixed costs and stable, recurring franchise fee revenue, generates attractive margins and cash flow. In addition to investments in the business, including acquisitions of brands and businesses that would expand our presence and capabilities in the lodging industry, we expect to return capital to our stockholders through dividends and share repurchases. In 2020, we expect to pay a regular dividend and, absent any accretive and strategically-enhancing acquisition, use our cash on hand and cash provided by operating activities to repurchase shares.
As of December 31, 2019, we had a Term Loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, all of which was undrawn. The interest rate per annum applicable to our Term Loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
As of December 31, 2019, we hedged a portion of our $1.6 billion term loan with pay-fixed/receive-variable interest rate swaps hedging $1.1 billion of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $34 million liability as of December 31, 2019.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates in the event that LIBOR ceases to exist after 2021. Our credit facility, which includes its revolving credit facility and term loan, gives the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the rejection of the majority of the lenders. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Cash provided by/(used in)
Operating activities	$100	$231	$278
Investing activities	(53)	(1,728)	(197)
Financing activities	(320)	1,808	(51)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	1	(4)	(1)
Net change in cash, cash equivalents and restricted cash	$(272)	$307	$29
During 2019, net cash provided by operating activities decreased $131 million compared to the prior year primarily due to the incremental payment of tax liabilities assumed in the La Quinta acquisition in 2018, partially offset by a decrease in cash used for separation and transaction-related costs. 2019 net cash provided by operating activities included a $195 million payment of tax liabilities assumed in the La Quinta acquisition, $78 million of separation and transaction related costs and $35 million of contract termination costs. 2018 net cash provided by operating activities included a $35 million payment of tax liabilities assumed in the La Quinta acquisition and $98 million of separation and transaction related costs. Net cash used in investing activities decreased $1.7 billion compared to the prior year, primarily due to the purchase price for our acquisition of La Quinta in 2018. Net cash used in financing activities increased $2.1 billion compared to the prior year, primarily due to the absence of the proceeds from borrowings used to fund the La Quinta acquisition in 2018.
During 2018, net cash provided by operating activities decreased $47 million compared to the prior year primarily due to lower net income resulting from separation-related and transaction-related costs and the tax payments assumed with the La Quinta acquisition as noted above. Net cash used in investing activities increased $1.5 billion compared to the prior year, primarily due to the purchase price for our acquisition of La Quinta. Net cash provided by financing activities increased $1.9 billion compared to the prior year, primarily reflecting the proceeds from the borrowings used to fund the La Quinta acquisition.
Capital deployment
We expect to maintain discipline in our capital allocation approach. We expect to maintain a regular dividend payment, invest in select technology improvements across our business that further our strategic objectives and deploy capital on a selective basis to obtain hotel franchise agreements and hotel-management contracts. The remaining capital we have available will be used for either acquisitions that are accretive and strategically enhancing to our business or stock repurchases, with the amount going to each depending largely on the opportunities that are available.
During 2019, we spent $50 million on capital expenditures, primarily related to information technology and the integration of La Quinta. During 2020, we anticipate spending approximately $45 to $50 million on capital expenditures and approximately $25 to $30 million on development advances.
In addition, during 2019, we spent $17 million, net of repayments, on development advance notes to acquire new hotel franchise agreements and hotel-management contracts. In an effort to support growth in our business, we intend to continue to provide development advance notes, which may include agreements with multi-unit owners, from time to time. We may also continue to provide other forms of financial support.
We also expect to pay less than $50 million of previously incurred separation, transaction and contract termination costs in 2020.
We expect all our cash needs to be funded from cash on hand, cash generated through operations, and/or availability under our revolving credit facility.

Stock repurchase program
In May 2018, our Board of Directors ("Board") approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by another $300 million. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Under our current stock repurchase program, we repurchased approximately 4.5 million shares at an average price of $54.25 for a cost of $244 million during 2019. Since inception, we repurchased approximately 6.8 million shares at an average price of $53.67 per share for a cost of $364 million. As of December 31, 2019, we had $237 million of remaining availability under our program.
Dividend policy
During 2019, we declared quarterly cash dividends of $0.29 per share ($113 million in aggregate for the year). The declaration and payment of future dividends to holders of our common stock are at the discretion of our Board and depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. Though we intend to continue paying a regular dividend, there is no assurance that a payment of a dividend will occur in the future.
In February 2020, our Board authorized a 10% increase in the quarterly cash dividend to $0.32 per share, beginning with the dividend that is expected to be declared in the first quarter of 2020.
Foreign earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we continue to assert that all of our undistributed foreign earnings of $55 million will be reinvested indefinitely as of December 31, 2019. In the event we determine not to continue to assert that all or part of our undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of December 31, 2019, our first-lien leverage ratio was 2.4 times.
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
As of December 31, 2019, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher than in the second half of the year. The seasonality of our business may cause fluctuations in our quarterly operating results, earnings, profit margins and cash flows. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 13 - Commitments and Contingencies to the Consolidated and Combined Financial Statements contained in Part IV of this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations for the years set forth below:

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt	$21	$21	$21	$21	$22	$2,016	$2,122
Interest on debt (a)	95	92	87	85	82	70	511
Operating leases	6	5	4	3	3	14	35
Purchase commitments	46	24	24	20	18	37	169
Total (b) (c)	$168	$142	$136	$129	$125	$2,137	$2,837
______________________

(a)	Includes interest on long-term debt; estimated using the stated interest rates on our senior notes and the swapped interest rates on our term loan.

(b)
Excludes a $13 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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
Impairment of long-lived assets

Goodwill and other indefinite-lived intangible assets that were recorded in connection with business combinations, are reviewed annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year, we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would use the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations. We performed a quantitative assessment for impairment on each reporting unit’s goodwill for 2019. Based on the results of our quantitative assessments performed during the fourth quarter of 2019, we determined that no impairment existed, nor do we believe there is a material risk of it being impaired in the near term at our (i) hotel franchising, (ii) hotel management and (iii) owned hotel reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of goodwill, which would adversely impact earnings.
We also determine whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, discount rates and estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment.
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
In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values, where available. Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management or external valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
Loyalty program
Wyndham Hotels operates the Wyndham Rewards loyalty program. Wyndham Rewards members primarily accumulate points by staying in hotels operated under one of our brands. Wyndham Rewards members may also accumulate points by purchasing everyday services and products with their co-branded credit card.
Wyndham Hotels earns revenue from these programs (i) when a member stays at a participating hotel, club resort or vacation rental from a fee charged by us to the franchisee, which is based upon a percentage of room revenues generated from such stay which we recognize, net of redemptions, over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed, and (ii) based upon a percentage of the member’s spending on the co-branded credit cards for which revenues are paid to us by third-party issuing banks which we primarily recognize over time based upon the redemption patterns of the loyalty points earned under the program, including an estimate of loyalty points that will expire or will never be redeemed.
As members earn points through the Wyndham Rewards loyalty program, we record a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis.
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

RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

For a detailed description of recently adopted and new accounting pronouncements see Note 2 - Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements contained in Part IV of this report.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2019, 2018 and 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 12 - Fair Value to the Consolidated and Combined Financial Statements contained in Part IV of this report. Our principal market exposures are interest and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our Term Loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $484 million as of December 31, 2019. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in approximately $1 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2019. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2019, the absolute notional amount of our outstanding foreign exchange hedging instruments was $55 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $5 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of December 31, 2019, we had total net assets of $9 million in Argentina.
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
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.
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

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as otherwise disclosed in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information required by this item is included in the Proxy Statement for our 2020 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 11. Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors”, “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity compensation plan information as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2.2 million (a)	$56.41 (b)	6.8 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
______________________

(a)
Consists of shares issuable upon exercise of stock settled stock appreciation rights, stock options, restricted stock units, deferred stock units and performance vested restricted stock units at the maximum achievement level under the 2018 Equity and Incentive Plan.

(b)
Consists of weighted-average exercise price of outstanding stock settled stock appreciation rights, stock options and restricted stock units (excludes the weighted-average exercise price of the performance vested restricted stock units at the maximum achievement level).

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

WYNDHAM HOTELS & RESORTS, INC.

By:	/s/ GEOFFREY A. BALLOTTI
Geoffrey A. Ballotti
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY A. BALLOTTI	President, Chief Executive Officer and Director	February 13, 2020
Geoffrey A. Ballotti	(Principal Executive Officer)

/s/ MICHELE ALLEN	Chief Financial Officer	February 13, 2020
Michele Allen	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 13, 2020
Nicola Rossi	(Principal Accounting Officer)

/s/ STEPHEN P. HOLMES	Non-Executive Chairman of the Board of Directors	February 13, 2020
Stephen P. Holmes

/s/ MYRA J. BIBLOWIT	Director	February 13, 2020
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 13, 2020
James E. Buckman

/s/ BRUCE B. CHURCHILL	Director	February 13, 2020
Bruce B. Churchill

/s/ MUKUL DEORAS	Director	February 13, 2020
Mukul Deoras

/s/ RONALD L. NELSON	Director	February 13, 2020
Ronald L. Nelson

/s/ PAULINE D.E. RICHARDS	Director	February 13, 2020
Pauline D.E. Richards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”), as of December 31, 2019 and 2018, the related consolidated and combined statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Emphasis of a Matter
As described in Note 1 and Note 17 to the financial statements, the financial statements have been prepared on a stand-alone basis and prior to May 31, 2018 are derived from the consolidated financial statements and accounting records of Wyndham Worldwide Corporation (“Wyndham Worldwide,” now known as Wyndham Destinations, Inc.). Prior to May 31, 2018, the combined financial statements also include expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented. Transactions with Wyndham Worldwide are disclosed in Note 17 to the financial statements.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Deferred Revenues and Liability - Wyndham Rewards Loyalty Program - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description

The Company operates the Wyndham Rewards loyalty program under which members earn points that can be redeemed for free nights or other rewards. Wyndham Rewards members primarily accumulate points by staying in hotels operated under one of the Company's brands or by making purchases with their co-branded credit card. Revenues related to the issuance of loyalty points are recognized net of redemptions over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed. In addition, the Company records a liability for estimated future redemption costs of outstanding loyalty points.
The Company estimates the value of the deferred revenues and related liability (collectively referred to as the “liability”) related to the loyalty program based on an estimated cost per point and an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis, and includes an estimate of the points that will expire or will never be redeemed. Changes in the estimated redemption rate used in the determination of the liability could result in a material change to the amount of liability reported.
We identified the estimated redemption rate used in the determination of the liability as a critical audit matter because of the significant judgments made by management to estimate the redemption rate. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the redemption rate.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated redemption rate used in the determination of the liability included the following, among others:

•	We tested the effectiveness of the controls related to the liability, including those over the estimate of the redemption rate.

•	We evaluated the assumptions used by management to estimate the liability by:

◦	Testing the underlying data that served as the inputs for the actuarial analysis of the estimated redemption rate, including earnings and redemptions.

◦	Evaluating whether any approved changes to the Wyndham Rewards loyalty program have been appropriately incorporated in the actuarial analysis of the estimated redemption rate.

◦	Comparing management’s prior-year estimated redemption rate to actual redemptions during the current year to identify potential bias in the determination of the liability.

•
With the assistance of our actuarial specialists, we developed a range of independent estimates of the liability, utilizing the same underlying data tested above, and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP
New York, New York
February 13, 2020
We have served as the Company’s auditor since 2017.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenues
Royalties and franchise fees	$480	$441	$364
Marketing, reservation and loyalty	562	491	371
Hotel management	125	124	108
License and other revenues from former Parent	131	111	75
Cost reimbursements	623	586	264
Other	132	115	98
Net revenues	2,053	1,868	1,280
Expenses
Marketing, reservation and loyalty	563	486	373
Operating	164	182	183
General and administrative	130	119	88
Cost reimbursements	623	586	264
Depreciation and amortization	109	99	75
Impairment, net	45	—	41
Contract termination	42	—	—
Transaction-related, net	40	36	3
Separation-related	22	77	3
Restructuring	8	—	1
Total expenses	1,746	1,585	1,031
Operating income	307	283	249
Interest expense, net	100	60	6
Income before income taxes	207	223	243
Provision for income taxes	50	61	13
Net income	$157	$162	$230

Earnings per share
Basic	$1.63	$1.62	$2.31
Diluted	1.62	1.62	2.31

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$157	$162	$230
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	3	(9)	5
Unrealized (losses) on cash flow hedges	(22)	(4)	—
Other comprehensive (loss)/income, net of tax	(19)	(13)	5
Comprehensive income	$138	$149	$235

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$94	$366
Trade receivables, net	304	293
Prepaid expenses	48	40
Other current assets	53	152
Total current assets	499	851
Property and equipment, net	307	326
Goodwill	1,539	1,547
Trademarks, net	1,395	1,397
Franchise agreements and other intangibles, net	551	590
Other non-current assets	242	265
Total assets	$4,533	$4,976
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	30	61
Deferred revenues	132	109
Accrued expenses and other current liabilities	279	502
Total current liabilities	462	693
Long-term debt	2,101	2,120
Deferred income taxes	387	399
Deferred revenues	151	164
Other non-current liabilities	220	182
Total liabilities	3,321	3,558
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600.0 shares, 100.6 and 100.4 issued and outstanding at December 31, 2019 and 2018	1	1
Treasury stock, at cost – 6.8 and 2.3 shares at December 31, 2019 and 2018	(363)	(119)
Additional paid-in capital	1,488	1,475
Retained earnings	113	69
Accumulated other comprehensive income	(27)	(8)
Total stockholders’ equity	1,212	1,418
Total liabilities and equity	$4,533	$4,976

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$157	$162	$230
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	109	99	75
Impairment, net	45	—	41
Gain on sale	—	(23)	—
Deferred income taxes	(14)	—	(91)
Stock-based compensation	20	25	—
Net change in assets and liabilities:
Trade receivables	(11)	(55)	(10)
Prepaid expenses	(8)	1	(5)
Other current assets	7	(22)	—
Accounts payable, accrued expenses and other current liabilities	(28)	85	24
Payment of tax liability assumed in La Quinta acquisition	(195)	(35)	—
Deferred revenues	33	(3)	15
Payments of development advance notes	(19)	(27)	(8)
Proceeds from development advance notes	2	14	7
Other, net	2	10	—
Net cash provided by operating activities	100	231	278
Investing activities
Property and equipment additions	(50)	(73)	(46)
Acquisition of business, net of cash acquired	—	(1,703)	(140)
Proceeds from sale of assets, net	—	27	—
Loan advances	(2)	(7)	(21)
Loan repayments	—	20	—
Insurance proceeds	—	14	11
Other, net	(1)	(6)	(1)
Net cash used in investing activities	(53)	(1,728)	(197)
Financing activities
Net transfer to former Parent	—	(38)	(59)
Proceeds from borrowings from former Parent	—	13	9
Proceeds from long-term debt	—	2,100	—
Principal payments on long-term debt	(16)	(4)	—
Debt issuance costs	—	(28)	—
Capital contribution from former Parent	68	106	—
Dividend to former Parent	—	(109)	—
Dividends to shareholders	(112)	(77)	—
Repurchases of common stock	(242)	(117)	—
Net share settlement of incentive equity awards	(5)	(34)	—
Other, net	(13)	(4)	(1)
Net cash (used in)/provided by financing activities	(320)	1,808	(51)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(4)	(1)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(272)	307	29
Cash, cash equivalents and restricted cash, beginning of period	366	59	30
Cash, cash equivalents and restricted cash, end of period	$94	$366	$59

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2016	—	$—	$—	$1,086	$—	$—	$—	$1,086
Net income	—	—	—	230	—	—	—	230
Net transfers to parent	—	—	—	(59)	—	—	—	(59)
Other comprehensive income	—	—	—	—	—	—	5	5
Balance as of December 31, 2017	—	—	—	1,257	—	—	5	1,262
Net income	—	—	—	43	—	119	—	162
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)
Net transfer to and net contribution from former Parent	—	—	—	222	—	—	—	222
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Dividends	—	—	—	(25)	—	(50)	—	(75)
Transfer of net investment to additional paid-in capital	—	—	—	(1,482)	1,482	—	—	—
Issuance of common stock	100	1	—	—	—	—	—	1
Net share settlement of incentive equity awards	—	—	—	—	(34)	—	—	(34)
Repurchase of common stock	(2)	—	(119)	—	—	—	—	(119)
Change in deferred compensation	—	—	—	—	26	—	—	26
Other	—	—	—	—	1	—	—	1
Balance as of December 31, 2018	98	1	(119)	—	1,475	69	(8)	1,418
Net income	—	—	—	—	—	157	—	157
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
Dividends	—	—	—	—	—	(113)	—	(113)
Repurchase of common stock	(4)	—	(244)	—	—	—	—	(244)
Net share settlement of incentive equity awards	—	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	—	20	—	—	20
Other	—	—	—	—	(2)	—	—	(2)
Balance as of December 31, 2019	94	$1	$(363)	$—	$1,488	$113	$(27)	$1,212

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

1. BASIS OF PRESENTATION

Wyndham Hotels & Resorts, Inc. (collectively with its consolidated subsidiaries, “Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in approximately 90 countries around the world. Prior to May 31, 2018, the Company was wholly owned by Wyndham Worldwide Corporation (‘‘Wyndham Worldwide’’, “Wyndham Destinations” and, collectively with its consolidated subsidiaries, ‘‘former Parent’’).
In May 2018, the Wyndham Worldwide Board of Directors ("Board") approved the spin-off of its hotel franchising and management businesses (“Wyndham Hotels & Resorts Businesses”) through a pro-rata distribution of all of the outstanding shares of Wyndham Hotels & Resorts, Inc.’s common stock to Wyndham Worldwide stockholders (the “Distribution”). Pursuant to the Distribution, on May 31, 2018, Wyndham Worldwide stockholders received one share of Wyndham Hotels & Resorts, Inc.’s common stock for each share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018. In conjunction with the Distribution, Wyndham Hotels & Resorts, Inc. underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Wyndham Hotels & Resorts Businesses. Also in conjunction with the Distribution, Wyndham Worldwide Corporation was renamed Wyndham Destinations, Inc.
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
Wyndham Hotels’ Consolidated and Combined Financial Statements prior to May 31, 2018, include certain indirect general and administrative costs allocated to it by former Parent for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Wyndham Hotels on the basis of direct usage when identifiable, with the remainder allocated primarily based on its pro-rata share of combined revenues or headcount. Both Wyndham Hotels and former Parent considered the basis on which expenses prior to spin-off had been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by Wyndham Hotels during the periods presented.
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
Loyalty program
The Company operates the Wyndham Rewards loyalty program. Loyalty members primarily accumulate points by staying in hotels operated under one of the Company’s brands. Wyndham Rewards members may also accumulate points by purchasing everyday services and products with their co-branded credit card.
The Company earns revenue from these programs (i) when a member stays at a participating hotel, club resort or vacation rental from a fee charged by Wyndham Hotels to the franchisee, which is based upon a percentage of room revenues generated from such stay which the Company recognizes, net of redemptions, over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed, and (ii) based upon a percentage of the member’s spending on the co-branded credit cards for which revenues are paid to Wyndham Hotels by third-party issuing banks which the Company primarily recognizes over time based upon the redemption patterns of the loyalty points earned under the program, including an estimate of loyalty points that will expire or will never be redeemed.
As members earn points through the loyalty program, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The Company estimates the value of the future redemption obligations by projecting the timing of future point redemptions based on historical levels, including an estimate of the points that will expire or never be redeemed, and an estimate of the points members will eventually redeem. The recorded liability related to the program totals $90 million and $89 million as of December 31, 2019 and 2018, respectively, of which $56 million and $54 million, respectively, are included in accrued expenses and other current liabilities, and $34 million and $35 million, respectively, are included in other non-current liabilities on the Company's Consolidated Balance Sheets.
Cash and cash equivalents
The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Valuation of accounts receivable
The Company provides for estimated bad debts based on its assessment of the ultimate realizability of receivables, considering historical collection experience, the economic environment and specific customer information. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The following table illustrates the Company’s allowance for doubtful accounts activity for the years ended December 31:

	2019	2018	2017
Beginning Balance	$52	$61	$77
Bad debt expense	16	8	7
Write-offs	(21)	(17)	(23)
Ending Balance	$47	$52	$61

Advertising expense
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated and Combined Statements of Income, were $115 million, $92 million and $61 million in 2019, 2018 and 2017, respectively.
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
The net carrying value of software developed or obtained for internal use was $63 million and $69 million as of December 31, 2019 and 2018, respectively.
Impairment of long-lived assets
Goodwill and other indefinite-lived intangible assets that were recorded in connection with business combinations, are reviewed annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the two-step process, with an impairment being recognized only where the fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, the Company would use the two-step process. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, its historical share price as well as other industry-specific considerations. The Company performed a quantitative assessment for impairment on each reporting unit’s goodwill for 2019. Based on the results of the Company’s quantitative assessments performed during the fourth quarter of 2019, the Company determined that no impairment existed, nor does the Company believe there is a material risk of it being impaired in the near term at its (i) hotel franchising, (ii) hotel management and (iii) owned hotel reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of goodwill, which would adversely impact earnings.
The Company also determines whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including anticipated market conditions, operating expense trends, estimation of future cash flows, which are dependent on internal forecasts, discount rates and estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible asset change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment.
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
In determining the fair values of assets acquired and liabilities assumed in a business combination, the Company uses various recognized valuation methods including present value modeling and referenced market values, where available. Further, the Company makes assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management or external valuation specialists under management’s supervision, where appropriate. The Company believes that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.
Income taxes
Prior to the Company's spin-off, current and deferred income taxes and related tax expense have been determined based on Wyndham Hotels’ stand-alone results by applying a separate return methodology, as if the Wyndham Hotels entities were separate taxpayers in the respective jurisdictions. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. The Company regularly reviews its deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that the Company believes will not be ultimately realized. In performing this review, the Company makes estimates and assumptions regarding projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease the Company’s valuation allowance resulting in an increase or decrease in its effective tax rate, which could materially impact the Company’s results of operations.
For tax positions the Company has taken or expects to take in a tax return, it applies a more likely than not threshold, under which the Company must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining the Company’s provision for income taxes, the Company uses judgment, reflecting its estimates and assumptions, in applying the more likely than not threshold.
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
Derivative instruments
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value as either assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in operating income and interest expense, net in the Consolidated and Combined Statements of Income, based upon the nature of the hedged item. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of operating or interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.
Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of accumulated foreign currency translation adjustments and unrealized gains or losses on the Company's cash flow hedges. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in AOCI on the Consolidated Balance Sheets.
Former Parent’s net investment
Parent’s net investment in the Consolidated and Combined Statements of Equity represents Wyndham Worldwide’s historical net investment in Wyndham Hotels resulting from various transactions with and allocations from the former Parent. Balances due to and due from the former Parent and accumulated earnings attributable to Wyndham Hotels operations have been presented as components of former Parent’s net investment.
Recently issued accounting pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance to replace the existing methodology for estimating credit losses with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Upon adoption, the Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans and other financial instruments. Credit losses relating to available-for-sale debt securities, of which the Company currently has none, will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company’s current processes for establishing an allowance for credit losses with the new guidance. The Company will adopt the guidance on January 1, 2020, as required, and it currently estimates such adoption will result in a pre-tax cumulative-effect adjustment to retained earnings between $8 million and $12 million.

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
Recently adopted accounting pronouncements
Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance using the modified retrospective approach as of January 1, 2019. See Note 18 - Leases for further details.
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

3. REVENUE RECOGNITION

The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. The Company recognizes royalty fee revenues as and when the underlying sales occur. The Company also receives non-refundable initial franchise fees, which are recognized as revenues over the initial non-cancellable period of the franchise agreement, commencing when all material services or conditions have been substantially performed. This occurs when a hotel opens for business in our system or when a franchise agreement is terminated after it has been determined that the hotel will not open.
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
The Company provides management services for hotels under management contracts, which offer hotel owners all the benefits of a global brand and a full range of management, marketing and reservation services. In addition to the standard franchise services described above, the Company’s hotel management business provides hotel owners with professional oversight and comprehensive operations support services. The Company’s standard management agreement typically has a term of 10 to 20 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and, in some cases, incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. The base fees are recognized when the underlying sales occur and the management services are performed. Incentive fees are recognized when determinable, which is when the Company has met hotel operating performance metrics and the Company has determined that a significant reversal of revenues recognized will not occur.
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

Deferred revenues
Deferred revenues, or contract liabilities, generally represents payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of December 31, 2019 and December 31, 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred initial franchise fee revenues	$136	$127
Deferred loyalty program revenues	86	74
Deferred co-branded credit card program revenues	34	30
Deferred hotel management fee revenues	—	21
Deferred other revenues	27	21
Total	$283	$273

Deferred initial franchise fees represent payments received in advance from prospective franchisees upon the signing of a franchise agreement and are generally recognized to revenue within 12 years. Deferred loyalty revenues represent the portion of loyalty program fees charged to franchisees, net of redemption costs, that have been deferred and will be recognized over time based upon loyalty point redemption patterns. Deferred co-branded credit card program revenue represents payments received in advance from the Company’s co-branded credit card partners, primarily for card member activity, which is typically recognized within one year.
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

	2020	2021	2022	Thereafter	Total
Initial franchise fee revenue	$29	$15	$14	$78	$136
Loyalty program revenue	53	21	9	3	86
Co-branded credit card program revenue	34	—	—	—	34
Other revenue	16	3	2	6	27
Total	$132	$39	$25	$87	$283

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Year Ended December 31,
	2019	2018	2017
Hotel Franchising
Royalties and franchise fees	$465	$432	$355
Marketing, reservation and loyalty	559	489	369
License and other revenues from former Parent	131	111	75
Other	124	103	98
Total Hotel Franchising	1,279	1,135	897

Hotel Management
Royalties and franchise fees	15	9	9
Marketing, reservation and loyalty	3	2	2
Hotel management - owned properties	89	75	78
Hotel management - managed properties	36	49	30
Cost reimbursements	623	586	264
Other	2	5	—
Total Hotel Management	768	726	383

Corporate and Other	6	7	—

Net revenues	$2,053	$1,868	$1,280

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to the Company's franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of December 31, 2019 and December 31, 2018, capitalized contract costs were $33 million and $24 million, respectively, of which $8 million in both years, were included in other current assets, and $25 million and $16 million, respectively, were included in other non-current assets on the Company's Consolidated Balance Sheets.

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

The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data) for the years ended December 31:

	2019	2018	2017
Net income	$157	$162	$230
Basic weighted average shares outstanding	96.5	99.5	99.8
Stock options and restricted stock units (“RSUs”)	0.1	0.3	—
Diluted weighted average shares outstanding	96.6	99.8	99.8

Earnings per share:
Basic	$1.63	$1.62	$2.31
Diluted	1.62	1.62	2.31

Dividends:
Cash dividends declared per share	$1.16	$0.75	$—
Aggregate dividends paid to shareholders	$112	$77	$—

Stock repurchase program
The following table summarizes stock repurchase activity under this stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2019	2.3	$119	$52.51
For the twelve months ended December 31, 2019	4.5	244	54.25
As of December 31, 2019	6.8	$363	$53.67

The Company had $237 million of remaining availability under its program as of December 31, 2019.

5. ACQUISITIONS

Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated and Combined Statements of Income since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated and Combined Statements of Income as expenses.
The Company did not complete any business combinations in 2019.
The La Quinta acquisition
On May 30, 2018, the Company completed its acquisition of La Quinta Holdings Inc.’s hotel franchising and hotel management business (“La Quinta”) for $1.95 billion in cash, which includes $8 million of purchase price that the Company withheld to pay La Quinta employee-related equity award liabilities and $240 million of purchase price that the Company withheld to pay La Quinta tax liabilities, as discussed below. The addition of La Quinta’s over 900 franchised hotels and nearly 89,000 rooms increased Wyndham Hotels’ midscale presence and expanded its reach further into the upper-midscale segment of the lodging industry. In addition, this transaction expanded the Company’s number of managed hotel properties from 116 to 440 at the time of acquisition. This acquisition strengthened the Company’s position in the midscale and upper-midscale segments of the hotel industry, which has been and continues to be one of the Company’s strategic priorities.
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

The allocation of the purchase price is summarized as follows:

		Amount
Total consideration (a)		$1,951
Cash withheld to repay La Quinta Holdings Inc.’s estimated tax liability (b)		(240)
Cash withheld to pay employee-related equity award liabilities		(8)
Net cash consideration		1,703

Cash escrowed from CorePoint (c)	$985
Payment of La Quinta Holdings Inc.’s long‑term debt (c)	(985)
	—	—
Cash utilized to repay La Quinta Holdings Inc.’s long‑term debt (d)		(715)
Net cash consideration (to shareholders of La Quinta Holdings Inc.)		$988

Total current assets (e)		$67
Property and equipment		17
Trademarks (f)		710
Franchise agreements (f)		260
Management contracts (f)		119
Other assets		5
Total assets acquired		$1,178

Total current liabilities (e)		$89
Deferred income taxes (g)		254
Long‑term debt repaid at acquisition (c)		715
Assumed tax liability (b)		240
Other liabilities		11
Total liabilities assumed		1,309
Net identifiable liabilities acquired		(131)
Goodwill (h)		1,119
Total consideration transferred		$988
______________________

(a)	Includes additional consideration of $1 million related to a net debt adjustment paid to CorePoint during the third quarter of 2018.

(b)
Reflects a portion of the purchase price in which $195 million and $35 million was paid in 2019 and 2018, respectively, related to the tax liability assumed in the La Quinta acquisition. Additionally, $10 million was paid directly to CorePoint in 2019 which was reported in other, net within financing activities in the Consolidated and Combined Statements of Cash Flows.

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

(f)
The identifiable intangible assets consist of trademarks with an indefinite life, franchise agreements which have a weighted average life of 25 years and management agreements which have a weighted average life of 15 years. The fair valuation was performed with the assistance of a third‑party valuation firm, which included the consideration of various valuation techniques that the Company deems appropriate for the measurement of fair value of the assets acquired and liabilities assumed.

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
The AmericInn acquisition
During October 2017, the Company completed the acquisition of the AmericInn hotel brand and franchise system for a total purchase price of $140 million, net of cash acquired, which included a simultaneous sale of 10 owned hotels to an unrelated third party for $28 million. AmericInn’s portfolio consisted of 200 franchised hotels predominantly in the Midwestern United States. This acquisition is consistent with the Company’s strategy to expand its brand portfolio and total system size.
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

6. INTANGIBLE ASSETS

Intangible assets as of December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Goodwill	$1,539			$1,547
Trademarks (a)	$1,393			$1,393
Amortized intangible assets:
Franchise agreements (b)	$895	$460	$435	$895	$434	$461
Management agreements (c)	137	23	114	140	13	127
Trademarks (d)	3	1	2	5	1	4
Other (e)	3	1	2	6	4	2
	$1,038	$485	$553	$1,046	$452	$594

______________________

(a)	Comprised of various trademarks that the Company has acquired. These trademarks are expected to generate future cash flows for an indefinite period of time.

(b)	Amortized over a period ranging from 20 to 40 years with a weighted average life of 32 years.

(c)	Amortized over a period ranging from 7 to 20 with a weighted average life of 14 years.

(d)	Amortized over a period of 20 years.

(e)	Amortized over a period ranging from 1 to 8 years with a weighted average life of 5 years.
The changes in the carrying amount of goodwill are as follows:

	Balance as of January 1, 2018	Goodwill Acquired During 2018	2018 Adjustments to Goodwill (a)	Balance as of December 31, 2018	2019 Adjustments to Goodwill (b)	Balance as of December 31, 2019

Hotel Franchising	$385	$1,067	$(3)	$1,449	$(8)	$1,441
Hotel Management	38	60	—	98	—	98
Total	$423	$1,127	$(3)	$1,547	$(8)	$1,539

______________________

(a)	Includes $2 million related to the sale of Knights Inn brand in May 2018.

(b)	Includes $8 million related to purchase price adjustments for the La Quinta acquisition in 2018.
Amortization expense relating to amortizable intangible assets was as follows for the years ended December 31:

	2019	2018	2017
Franchise agreements	$27	$22	$16
Management agreements	10	7	3
Trademarks	—	1	1
Other	1	1	—
Total (a)	$38	$31	$20
______________________

(a)	Included as a component of depreciation and amortization on the Consolidated and Combined Statements of Income.
Based on Wyndham Hotels’ amortizable intangible assets as of December 31, 2019, the Company expects related amortization expense as follows:

Amount
2020	$37
2021	37
2022	35
2023	35
2024	34

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES

Royalties and franchise fee revenues on the Consolidated and Combined Statements of Income include initial franchise fees of $18 million, $20 million and $14 million in 2019, 2018 and 2017, respectively.
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
Development advance notes
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
The Company recorded the following related to development advance notes on the Consolidated and Combined Financial Statements:

Consolidated Balance Sheets:	As of December 31,
	2019	2018
Development advance notes (a)	$84	$78
_____________________

(a)	Included within other non-current assets.

Consolidated and Combined Statements of Income:	Year Ended December 31,
	2019	2018	2017
Forgiveness of notes (a)	$8	$7	$6
Bad debt expense related to notes	2	1	—
Interest earned on unpaid notes	1	1	—
_____________________

(a)	Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

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
As of December 31, 2017, the Company had made a reasonable estimate for (i) the remeasurement of its net deferred income tax and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate and (ii) the one-time deemed repatriation tax on the Company's undistributed historical earnings of foreign subsidiaries. With respect to certain other items, the Company had not yet been able to make a reasonable estimate and continued to account for those items based on its existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment of the U.S. tax reform. One such case was the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all the undistributed foreign earnings. During the fourth quarter of 2018, the Company completed its accounting for the tax effects of the U.S. tax reform recorded for 2017. The following table presents the impact of the accounting for the enactment of U.S. tax reform on the Company's provision for (benefit from) income taxes:

	Year Ended December 31,
	2018	2017
Remeasurement of net deferred income tax and uncertain tax liabilities	$(2)	$(87)
One-time deemed repatriation tax on undistributed historical earnings of foreign subsidiaries	(2)	2
Total provision for (benefit from) income taxes impact	$(4)	$(85)

Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $55 million will be reinvested indefinitely as of December 31, 2019. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable.
The income tax provision consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$40	$34	$84
State	3	13	13
Foreign	21	14	7
	64	61	104
Deferred
Federal	(3)	2	(89)
State	(10)	(2)	(1)
Foreign	(1)	—	(1)
	(14)	—	(91)
Provision for income taxes	$50	$61	$13

Pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Domestic	$175	$190	$234
Foreign	32	33	9
Pretax income	$207	$223	$243

Deferred taxes
Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2019	2018
Deferred income tax assets:
Accrued liabilities and deferred revenues	$97	$87
Tax credits (a)	6	12
Provision for doubtful accounts	17	20
Net operating loss carryforward (b)	18	14
Other	20	14
Valuation allowance (c)	(19)	(15)
Deferred income tax assets	139	132

Deferred income tax liabilities:
Depreciation and amortization	508	517
Other	15	12
Deferred income tax liabilities	523	529
Net deferred income tax liabilities	$384	$397

Reported in:
Other non-current assets	$3	$2
Deferred income taxes	387	399
Net deferred income tax liabilities	$384	$397
_____________________

(a)	As of December 31, 2019, the Company had $6 million of foreign tax credits. The foreign tax credits expire no later than 2029.

(b)	As of December 31, 2019, the Company’s net operating loss carryforwards primarily relate to state net operating losses, which are due to expire at various dates, but no later than 2039.

(c)
The valuation allowance of $19 million at December 31, 2019 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $14 million, $3 million and $2 million, respectively. The valuation allowance of $15 million at December 31, 2018 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $11 million, $3 million, and $1 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal tax benefits	(3.8)	2.9	3.6
Taxes on foreign operations at rates different than U.S. federal statutory rates	5.0	1.9	0.8
Taxes on foreign income, net of tax credits	(0.5)	0.3	0.4
Valuation allowances	1.9	1.4	(0.1)
Impact of U.S. tax reform	—	(1.8)	(34.9)
Other	0.6	1.7	0.5
	24.2%	27.4%	5.3%

The effective income tax rate for 2019 and 2018 differs from the U.S. Federal income tax rate of 21% primarily due to U.S. and foreign taxes on the Company’s international operations and state taxes. During 2019, the tax effect was partially offset by one-time state tax benefits resulting from a settlement with state taxing authorities and from a change in the Company's state income tax filing position due to its spin-off from Wyndham Worldwide. The effective income tax rate for 2017 differs from the U.S. Federal income tax rate of 35% primarily due to state taxes and the net tax benefit from the impact of U.S. tax reform.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

	2019	2018	2017
Beginning Balance	$13	$12	$13
Increases related to tax positions taken during a prior period	2	2	—
Increases related to tax positions taken during the current period	—	1	2
Decreases related to settlements with taxing authorities	(3)	—	—
Decreases as a result of a lapse of the applicable statute of limitations	(1)	(2)	(2)
Decreases related to tax positions taken during a prior period	—	—	(1)
Ending Balance	$11	$13	$12

The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $11 million, $13 million and $12 million as of December 31, 2019, 2018 and 2017, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated and Combined Statements of Income. The amount of potential penalties and interest related to these unrecognized tax benefits recorded in the provision for income taxes was a benefit of $1 million during 2019, an expense of $1 million during 2018, and an expense of less than $1 million during 2017. The Company had a liability for potential penalties of $2 million as of December 31, 2019, 2018 and 2017 and potential interest of $2 million as of December 31, 2019 and $3 million as of both December 31, 2018 and 2017. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Prior to our spin-off, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with its former Parent and other subsidiaries that are not included in its Consolidated and Combined Financial Statements. Income taxes as presented in the Company's Consolidated and Combined Financial Statements prior to our spin-off presented current and deferred income taxes of the consolidated federal tax filing attributed to the Company using the separate return method. The separate return method applies the accounting guidance for income taxes to the financial statements as if the Company was a separate taxpayer. The 2015 through 2019 tax years generally remain subject to examination by federal tax authorities, the years 2015 through pre-spin off 2018 tax years as part of the Company’s former Parent filing. The 2010 through 2019 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2012 through the 2019 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company therefore believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $4 million to $5 million.

The Company made federal and state income tax payments, net of refunds, in the amount of $43 million for the twelve months ended December 31, 2019. These payments exclude $195 million of tax payments related to assumed liabilities in connection with the La Quinta acquisition. During the years 2018 and 2017, the former Parent paid $27 million and $93 million, respectively, of federal and state income tax liabilities related to the Company, which is reflected in its Consolidated and Combined Financial Statements as an increase in former Parent’s net investment. Following the Company’s spin-off in 2018, the Company made federal and state income tax payments, net of refunds, in the amount of $39 million. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $16 million in 2019 and $12 million in 2018 and 2017.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	As of December 31,
	2019	2018
Land	$19	$17
Buildings and leasehold improvements	214	212
Capitalized software	311	292
Furniture, fixtures and equipment	92	86
Finance leases	72	72
Construction in progress	21	22
	729	701
Less: Accumulated depreciation	422	375
	$307	$326

Wyndham Hotels recorded depreciation expense of $71 million, $68 million, and $55 million during 2019, 2018 and 2017, respectively, related to property and equipment.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2019	2018
Accrued payroll and related expenses	$83	$109
Accrued loyalty program liabilities	56	54
Accrued self-insurance liabilities	29	15
Accrued taxes payable	17	15
Accrued professional expenses	12	7
Due to former Parent	10	11
Performance guarantee liability (Note 13)	10	9
Accrued restructuring (Note 16)	8	—
Accrued legal settlements (Note 13)	7	25
Accrued interest	6	6
Accrued separation expenses	5	19
Accrued marketing expenses	5	8
Operating lease liabilities (Note 18)	5	—
La Quinta tax liability (Note 5)	—	205
Other	26	19
	$279	$502

11. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company’s indebtedness consisted of:

	As of December 31,
	2019		2018
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$—		$—
Term loan (due May 2025)	1,568	4.00%	1,582	4.25%
Senior unsecured notes (due April 2026)	494	5.38%	494	5.38%
Finance leases	60	4.50%	65	4.50%
Total long-term debt	2,122		2,141
Less: Current portion of long-term debt	21		21
Long-term debt	$2,101		$2,120
_____________________

(a)	The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $18 million and $21 million as of December 31, 2019 and 2018, respectively.

(b)	Weighted average interest rate based on year-end balances, including the effects from hedging.
Maturities and capacity
The Company’s outstanding debt as of December 31, 2019 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	21
Between 4 and 5 years	22
Thereafter	2,016
Total	$2,122

As of December 31, 2019, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

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
The revolving credit facility and term loan (the “Credit Facilities”) are guaranteed, jointly and severally, by certain of Wyndham Hotels’ wholly-owned domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of Wyndham Hotels and those subsidiaries. The Credit Facilities were initially guaranteed by Wyndham Worldwide, which guarantee was released immediately prior to the consummation of the spin-off. The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, Wyndham Hotels, Inc. and its restricted subsidiaries’ ability to grant liens on Wyndham Hotels and its restricted subsidiaries’ assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The Credit Facilities require Wyndham Hotels to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum first-lien leverage ratio.
Subject to customary conditions and restrictions, Wyndham Hotels may obtain incremental term loans and/or revolving loans in an aggregate amount not to exceed (i) the greater of $550 million and 100% of EBITDA, plus (ii) the amount of all voluntary prepayments and commitment reductions under the Credit Facilities, plus (iii) additional amounts subject to certain leverage-based ratio tests.
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
5.375% Senior Unsecured Notes. In April 2018, the Company issued $500 million of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year, for net proceeds of $493 million. Interest is payable semi-annually in arrears on October 15 and April 15 of each year, commencing on October 15, 2018. The Company used the net cash proceeds from the notes to reduce debt due to former Parent.
Finance Lease. In connection with the Company’s separation from Wyndham Worldwide, Wyndham Hotels was assigned the lease for its corporate headquarters located in Parsippany, New Jersey from its former Parent, which resulted in the Company recording a finance lease obligation and asset of $66 million and $43 million, respectively.
Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million and $5 million as of December 31, 2019 and 2018, respectively.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of December 31, 2019, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in June 2024 and has a weighted average fixed rate of 2.54% and $500 million expires in December 2021 and has a weighted average fixed rate of 2.40%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $34 million and $5 million liability as of December 31, 2019 and 2018, respectively, which was included within other non-current liabilities on the Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Consolidated and Combined Statements of Income were $3 million and $2 million of expense during 2019 and 2018, respectively. There was no hedging ineffectiveness recognized in 2019 or 2018. The Company expects to reclassify approximately $10 million from AOCI to interest expense during the next 12 months.

Interest expense, net
Wyndham Hotels incurred interest expense of $104 million, $67 million and $7 million in 2019, 2018 and 2017, respectively. Cash paid related to such interest was $100 million and $56 million for 2019 and 2018, respectively. Interest income was $4 million, $7 million and $1 million for 2019, 2018 and 2017, respectively.

12. FAIR VALUE

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

	December 31, 2019
	Carrying Amount	Estimated Fair Value
Debt
Total debt	$2,122	$2,179

The Company estimates the fair value of its debt using Level 2 inputs based on indicative bids from investment banks or quoted market prices with the exception of finance leases, which are estimated at carrying value.
Financial instruments
Changes in interest rates and foreign exchange rates expose Wyndham Hotels to market risk. The Company uses cash flow hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk, and it does not use derivatives for trading or speculative purposes. The Company estimates the fair value of its derivatives using Level 2 inputs.
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
Foreign currency risk
The Company has currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were $1 million for 2019 and $2 million for 2018 and 2017.
As required, the Company began accounting for Argentina as a highly inflationary economy as of July 1, 2018. The Company incurred foreign currency exchange losses related to Argentina of $5 million and $3 million during 2019 and 2018, respectively. Such losses are included in operating expenses in the Consolidated and Combined Statements of Income.
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
Market risk
The Company is subject to risks relating to the geographic concentration of its hotel properties, which may result in the Company's results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company's results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Excluding cost reimbursement revenues, which are offset by cost reimbursement expense, revenues from transactions in the states of Texas and Florida as a percent of U.S. revenues were approximately 10% and 20%, respectively, during 2019 and 10% and 18%, respectively, during 2018. Revenues in the state of Florida include license and other fees from the Company's former Parent. Excluding these revenues, revenues in the state of Florida as a percent of U.S. revenues were 10% during 2019 and 2018.
During 2019 and 2018, the Company had one customer which accounted for 26% and 22%, respectively, of revenues. Excluding cost reimbursement revenues, which are offset by cost reimbursement expenses, such customer accounted for 10% and 6% of the Company's revenues during 2019 and 2018, respectively.

13. COMMITMENTS AND CONTINGENCIES

Litigation
Wyndham Hotels is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of December 31, 2019, the Company is aware of approximately 30 cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
Wyndham Hotels believes that it has adequately accrued for such matters with reserves of $7 million and $25 million as of December 31, 2019 and December 31, 2018. The Company also had receivables of $2 million and $21 million as of December 31, 2019 and 2018, respectively, for certain matters which are covered by insurance and were included in other current assets on its Consolidated Balance Sheets. Litigation is inherently unpredictable and, although Wyndham Hotels believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to Wyndham Hotels with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2019, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, Wyndham Hotels does not believe that the impact of such litigation will result in a material liability to Wyndham Hotels in relation to its combined financial position or liquidity.
Guarantees
Hotel-management guarantees
The Company had previously entered into hotel-management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company was required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may be able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets.
During 2019, the Company determined it would exit two unprofitable hotel-management agreements initiated in 2012 and 2013. One such agreement covered eight hotel properties. The Company paid $35 million in the fourth quarter of 2019 to terminate this agreement effective January 1, 2020. Upon the effective date of this agreement, the Company will no longer be required to fund any operating shortfalls under the guarantee agreement. In connection with such hotel-management agreement, the Company had a $10 million liability as of December 31, 2019, which was included in accrued expenses and other current liabilities on the Consolidated Balance Sheet that is expected to be paid in the first quarter of 2020.
The other agreement was initiated in 2013 and covered 22 hotel properties. In conjunction with this management agreement, which was subject to recapture provisions, the Company’s guarantee obligations have been exhausted, and in the third quarter of 2019, the Company elected not to support further out-of-pocket payments by its subsidiary to the hotels’ owner. The Company expected that this will result in the hotel-management agreement, including the Company’s ability to recapture out-of-pocket payments it had made to the hotels’ owner, being terminated. As a result of the decision to no longer support out-of-pocket payments and other factors during the third quarter of 2019, $48 million of receivables became fully impaired and were written off. The Company also wrote off a $10 million guarantee asset and derecognized a $13 million guarantee liability related to such management agreement. As such, the Company recorded a total net non-cash charge of $45 million which is reported within impairment, net on the Consolidated Statement of Income. The Company entered into an agreement effective October 31, 2019, which terminated the operating performance guarantees.
As of December 31, 2019, the Company only had one remaining performance guarantee. The maximum potential amount of future payments that may be made under this guarantee was $20 million with an annual cap of $5 million. This guarantee has a remaining life of approximately four years and is subject to recapture provisions in the event that future operating results exceed targets. To reflect these recapture provisions, the Company had a receivable of $5 million as of December 31, 2019, of which $1 million was included in other current assets and $4 million was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments made to date that were subject to recapture and which the Company believes will be recoverable from future operating performance.
As of December 31, 2018, in connection with all three of the then-existing performance guarantees, the Company maintained a liability of $24 million, of which $15 million was included in other non-current liabilities and $9 million was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. As of December 31, 2018, the Company also had a corresponding $11 million asset related to the guarantees, of which $1 million was included in other current assets and $10 million was included in other non-current assets on its Consolidated Balance Sheet. Such assets were amortized on a straight-line basis over the life of the agreements. The amortization expense for the performance guarantees noted above was less than $1 million, $1 million and $2 million for 2019, 2018 and 2017, respectively.
Additionally, as of December 31, 2018, the Company had receivables of $46 million, of which $45 million were included in other non-current assets and $1 million was included in other current assets on its Consolidated Balance Sheet, for guarantees subject to recapture provisions. The Company also had receivables of $21 million for deferred hotel management fees which were included within other non-current assets on the Consolidated Balance Sheets and were fully offset by $21 million of deferred hotel management fees which were included within deferred revenues on the Consolidated Balance Sheets. These amounts were fully written off in 2019.
Credit support provided and other indemnifications relating to Wyndham Worldwide’s sale of its European Vacation Rentals business
In May 2018, Wyndham Worldwide completed the sale of its European Vacation Rentals business to Compass IV Limited, an affiliate of Platinum Equity, LLC (“Buyer”). In connection with the sale of the European Vacation Rentals business, the Company provided certain post-closing credit support in the form of guarantees to help ensure that the business meets the requirements of certain credit card service providers, travel association and regulatory authorities. Such post-closing credit support may be enforced or called upon if the European vacation rentals business fails to meet its primary obligation to pay certain amounts when due. The European vacation rentals business has provided an indemnity to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon.
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

The table below summaries the post-closing credit support guarantees related to the sale of the European Vacation Rentals business, the fair values of such guarantees and the receivables from its former Parent representing two-thirds of such guarantees at December 31, 2019:

	Guarantees	Fair Value of Guarantees	Receivable from former Parent
Post-closing credit support at time of sale	$81	$39	$26
Additional post-closing credit support	46	22	15
Total	$127	$61	$41

The fair value of the guarantees were $61 million and $62 million as of December 31, 2019 and 2018, respectively, and were included in other non-current liabilities on the Consolidated Balance Sheets. In connection with these guarantees the Company had receivables from its former Parent of $41 million as of December 31, 2019 and 2018, which were included in other non-current assets on its Consolidated Balance Sheets.

14. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of December 31, 2019, 6.8 million shares remained available.
Incentive equity awards granted by the Company
During 2019, Wyndham Hotels’ Board approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.

The activity related to the Company’s incentive equity awards for the year ended December 31, 2019 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2018	0.5		$61.31	—		$—
Granted (a)	0.6		52.19	0.1		52.44
Vested	(0.1)		61.24	—		—
Canceled	(0.2)		57.37	—		—
Balance as of December 31, 2019	0.8	(b)	$55.75	0.1	(c)	$52.44
_____________________

(a)	Represents awards granted by the Company primarily in February 2019.

(b)
RSUs outstanding as of December 31, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $34 million, which is expected to be recognized over a weighted average period of 2.9 years.

(c)
PSUs outstanding as of December 31, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $2 million, which is expected to be recognized over a weighted average period of 2.3 years.

The activity related to stock options granted by the Company for the year ended December 31, 2019 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	0.5		$61.40
Granted	0.5		52.44
Exercised	—		—
Canceled	(0.1)		57.93
Expired	—		—
Outstanding as of December 31, 2019	0.9		$56.96	6.8	$5
Unvested as of December 31, 2019	0.8	(a)	$56.22	7.0	$5
Exercisable as of December 31, 2019	0.1		$61.40	5.2	$—
_____________________

(a)
Unvested options as of December 31, 2019 are expected to vest over time and have an aggregate unrecognized compensation expense of $6 million, which is expected to be recognized over a weighted average period of 2.8 years.

The fair value of stock options granted by Wyndham Hotels during 2019 and 2018 were estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock of comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	2019	2018
Grant date fair value	$10.46	$11.72
Grant date strike price	$52.44	$61.40
Expected volatility	22.24%	22.72%
Expected life	6.25 years	4.25 years
Risk-free interest rate	2.63%	2.73%
Projected dividend yield	2.21%	1.63%

Incentive equity award modification
In August 2017, in conjunction with the anticipated spin-off of Wyndham Hotels, the Wyndham Worldwide Board approved certain modifications to the incentive equity awards granted by Wyndham Worldwide. Such modifications were contingent upon the spin-off becoming probable. On May 9, 2018, Wyndham Worldwide’s Board approved the spin-off of Wyndham Hotels, resulting in an accelerated vesting of 0.4 million RSUs and 0.1 million PSUs for all outstanding equity awards granted prior to 2018.
Stock-based compensation expense
Stock-based compensation expense was $20 million, $45 million and $11 million for 2019, 2018 and 2017, respectively. For 2019 and 2018, $4 million and $36 million, respectively, was recorded within separation-related costs on the Consolidated and Combined Statements of Income. In 2018, separation-related costs included $15 million of expense as a result of the modification of the Stock Plan. Further, in 2019, $1 million was recorded within restructuring expense on the Consolidated and Combined Statements of Income.

15. SEGMENT INFORMATION

The reportable segments presented below represent Wyndham Hotels’ operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, Wyndham Hotels also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. Wyndham Hotels believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. Wyndham Hotels uses these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Wyndham Hotels’ presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Hotel Franchising	Hotel Management	Corporate and Other (a)	Total
Year Ended or as of December 31, 2019
Net revenues	$1,279	$768	$6	$2,053
Adjusted EBITDA	622	66	(75)	613
Depreciation and amortization	72	26	11	109
Segment assets	3,817	500	216	4,533
Capital expenditures	35	8	7	50

Year Ended or as of December 31, 2018
Net revenues	$1,135	$726	$7	$1,868
Adjusted EBITDA	515	47	(55)	507
Depreciation and amortization	72	21	6	99
Segment assets	3,829	580	567	4,976
Capital expenditures	43	27	3	73

Year Ended or as of December 31, 2017
Net revenues	$897	$383	$—	$1,280
Adjusted EBITDA	402	21	(40)	383
Depreciation and amortization	59	16	—	75
Segment assets	1,727	400	10	2,137
Capital expenditures	35	11	—	46

_____________________

(a)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of net income to adjusted EBITDA.

	Year Ended December 31,
	2019	2018	2017
Net income	$157	$162	$230
Provision for income taxes	50	61	13
Depreciation and amortization	109	99	75
Interest expense, net	100	60	6
Stock-based compensation expense	15	9	11
Impairment, net	45	—	41
Contract termination costs	42	—	—
Transaction-related expenses, net	40	36	3
Separation-related expenses	22	77	3
Transaction-related item	20	—	—
Restructuring costs	8	—	1
Foreign currency impact of highly inflationary countries	5	3	—
Adjusted EBITDA	$613	$507	$383

The geographic segment information provided below is classified based on the geographic location of Wyndham Hotels’ subsidiaries.

	United States	All Other Countries (a)	Total
Year Ended or As of December 31, 2019
Net revenues	$1,805	$248	$2,053
Net long-lived assets	3,619	173	3,792

Year Ended or As of December 31, 2018
Net revenues	$1,641	$227	$1,868
Net long-lived assets	3,681	179	3,860

Year Ended or As of December 31, 2017
Net revenues	$1,066	$214	$1,280
Net long-lived assets	1,431	185	1,616
_____________________

(a)	Includes U.S. territories.

16. OTHER EXPENSES AND CHARGES

CorePoint agreement
In October 2019, the Company entered into an agreement with CorePoint, a franchisee with which the Company also has hotel-management agreements, to resolve open issues between the two companies. As part of the agreement, the Company recorded a $20 million fee credit for past services in 2019, representing payments Wyndham is required to make to CorePoint pursuant to the agreement. Such charge is reflected as a reduction to hotel management revenues on the Consolidated and Combined Statements of Income. In addition, the two companies also agreed to finalize outstanding tax matters related to Wyndham’s acquisition of La Quinta. As a result, Wyndham also recorded a $7 million charge in 2019 related to the resolution of the tax matters, which is reflected in transaction-related costs on the Consolidated and Combined Statements of Income. The Company paid $18 million to CorePoint in 2019 related to such charges; the remaining amounts are expected to be paid primarily in 2020.

Impairment, net
During 2019, the Company incurred a non-cash net impairment charge of $45 million associated with the termination of a hotel-management arrangement which contained operating performance guarantees and covered 22 hotel properties. The charge is comprised of a $48 million write-off of receivables, a $10 million write-off of a guarantee asset and the derecognition of a $13 million guarantee liability. See Note 13 - Commitments and Contingencies for further details.
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
Contract termination
During 2019, the Company incurred contract termination charges of $42 million. The Company entered into an agreement to terminate a hotel-management agreement which contained operating performance guarantees and covered eight hotel properties. In conjunction with this termination, the Company incurred a contract termination charge of $34 million. In addition, the Company incurred a contract termination charge of $8 million in connection with an indemnification obligation associated with the termination of a hotel-management agreement and an associated lease. As of December 31, 2019, the Company had an $8 million liability related to such charge which was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet. See Note 13 - Commitments and Contingencies for further details.
Separation-related
The Company incurred separation-related costs associated with its spin-off from Wyndham Worldwide of $22 million and $77 million for the years ended December 31, 2019 and 2018, respectively. These costs primarily consist of severance, stock-based compensation and other employee-related costs.
Transaction-related, net
The Company incurred $40 million of transaction-related expenses during the year ended December 31, 2019, which were primarily related to integration activities for the acquisition of La Quinta and includes $7 million associated with the resolution of certain tax matters discussed above.
During 2018, the Company incurred $36 million of transaction-related expenses consisting of $59 million primarily related to the Company’s acquisition of La Quinta partially offset by a $23 million gain on the sale of its Knights Inn brand in May 2018. This sale was not material to the Company’s results of operations or financial position.
Restructuring
During 2019, Wyndham Hotels recorded $8 million of charges related to restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. These initiatives resulted in a reduction of 58 employees and are comprised of employee separation costs. The charges are recorded primarily to the Corporate and Other segment. During 2019, Wyndham Hotels made no material cash payments related to this initiative. The remaining liability of $8 million as of December 31, 2019 is expected to be paid by the end of 2020.
During 2017, Wyndham Hotels recorded $1 million of charges related to restructuring initiatives, primarily focused on realigning its brand operations. These initiatives resulted in a reduction of 12 employees. During 2017, Wyndham Hotels made $1 million of cash payments related to this initiative.
Other charges
During 2017, Wyndham Hotels recorded a $20 million write-down of property and equipment related to damage sustained from Hurricane Maria at its owned Rio Mar hotel in Puerto Rico. The property damage was fully recoverable through insurance coverage, the proceeds of which were received in 2017 and 2018.

17. TRANSACTIONS WITH FORMER PARENT

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
Wyndham Hotels also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. In connection with these agreements, the Company recorded $6 million and $7 million of revenues during 2019 and 2018, respectively, which are reported within other revenues on the Consolidated and Combined Statements of Income.
In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $113 million, $84 million and $59 million for a license, development and non-competition agreement and $18 million, $21 million and $16 million for activities associated with the Wyndham Rewards program during 2019, 2018 and 2017, respectively. Such fees are recorded within license and other revenues from former Parent on the Consolidated and Combined Statements of Income. Wyndham Hotels also incurred $8 million of expense during 2019 as a result of an indemnification obligation to Wyndham Destinations related to the termination of a hotel-management agreement and an associated lease. Such expense is recorded within contract termination expenses on the Consolidated and Combined Statement of Income.
These agreements have either not existed historically, or may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. The Consolidated and Combined Financial Statements do not reflect the effect of these new and/or revised agreements for periods prior to the spin-off.
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $22 million and $24 million as of December 31, 2019 and 2018, respectively, which were included within other non-current liabilities. The Company also had a $2 million and $11 million liability due to its former Parent which was included within current liabilities on its Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. In addition, the Company had $4 million and $44 million of tax-related receivables due from former Parent as of December 31, 2019 and 2018, respectively, which were included within current assets on its Consolidated Balance Sheets. During 2019, the Company received $28 million from its former Parent related to net tax refunds, which was included within capital contribution from former Parent on its Consolidated and Combined Statement of Cash Flows.
Wyndham Worldwide’s sale of its European Vacation Rentals business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. Accordingly, the Company had a net receivable of $40 million as of December 31, 2018, which it received from its former Parent during 2019. Such amount was included within capital contribution from former Parent on the Company’s Consolidated and Combined Statement of Cash Flows.
During 2019, the Buyer notified Wyndham Destinations of certain proposed post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. While Wyndham Destinations intends to vigorously dispute these proposed adjustments, at this time the Company cannot reasonably estimate the probability or amount of the potential liability owed to the Buyer, if any. Any actual liability would be split one-third and two-thirds between the Company and Wyndham Destinations, respectively. As such, the Company’s exposure to this post-closing adjustment could be up to $15 million.
Cash management
Former Parent used a centralized cash management process. Prior to Company's spin-off, the majority of Wyndham Hotels’ daily cash receipts were transferred to former Parent and former Parent funded Wyndham Hotels’ operating and investing activities as needed. Accordingly, the cash and cash equivalents held by former Parent were not allocated to Wyndham Hotels prior to the spin-off. During such periods, Wyndham Hotels reflected transfers of cash between the Company and former Parent as a component of Due to former Parent, net on its Consolidated Balance Sheets.

Net transfer to and net contribution from former Parent
The components of net transfers to and net contribution from former Parent in the Consolidated and Combined Statements of former Parent’s Net Investment were as follows:

	Year Ended December 31,
	2018	2017
Cash pooling and general financing activities	$(110)	$(227)
Indirect general corporate overhead allocations	12	35
Corporate allocations for shared services	13	29
Stock-based compensation allocations	20	11
Income taxes	27	93
Net transfers to former Parent	(38)	(59)

Contribution of subsidiary borrowings due to former Parent	197	—
Capital contribution from former Parent	106	—
Dividend to former Parent	(109)	—
Other contributions from former Parent, net	66	—
Net contributions from former Parent	260	$—
Net transfers to and net contribution from former Parent	$222	$(59)

Services provided by former Parent
Prior to the Company's spin-off, Wyndham Hotels’ Consolidated and Combined Financial Statements included costs for services that its former Parent provided to the Company, including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During 2018 and 2017, Wyndham Hotels was charged $13 million and $29 million, respectively, for such services, which were included in operating and general and administrative expenses in Wyndham Hotels’ Consolidated and Combined Statements of Income.
Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $12 million and $35 million of expenses for indirect general corporate overhead from former Parent during 2018 and 2017, respectively, which are included in general and administrative expenses within its Consolidated and Combined Statements of Income.
These allocations may not, however, reflect the expense Wyndham Hotels would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred had Wyndham Hotels been a stand-alone company would depend on a number of factors, including the chosen organizational structure, the functions Wyndham Hotels might have performed itself or outsourced and strategic decisions Wyndham Hotels might have made in areas such as information technology and infrastructure. Following the Company's spin-off, Wyndham Hotels performed these functions using its own resources or purchased services from either former Parent or third parties.
Insurance
Prior to the Company's spin-off, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million and $3 million for insurance during 2018 and 2017, respectively, which was included in the Consolidated and Combined Statements of Income.
Defined contribution benefit plans
Prior to the Company's spin-off, former Parent administered and maintained defined contribution savings plans and a deferred compensation plan that provided eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million and $6 million during 2018 and 2017, respectively.

Subsequent to the Company's spin-off, Wyndham Hotels administers and maintains its own defined contribution savings plans and deferred compensation plan. The Company’s cost for these plans was $10 million and $4 million during 2019 and 2018, respectively.

18. LEASES

The Company adopted the new accounting guidance for leases using the modified retrospective approach as of January 1, 2019. Prior-year financial statements were not recast under the new standard, and therefore those amounts are not presented in the tables below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of the new accounting guidance for leases resulted in the recognition of a $12 million operating right-of-use asset and a corresponding operating lease liability. Under the prior accounting standard for leases, the Company already had $41 million of assets and $59 million of liabilities related to finances leases reflected on the Company’s Consolidated Balance Sheet as of December 31, 2018.
The Company leases property and equipment under finance and operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and nonlease components of equipment leases.
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet.

	Classification on the Balance Sheet	December 31, 2019
Assets
Operating lease assets	Other non-current assets	$29
Finance lease assets	Property and equipment, net	37
Total lease assets		$66

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$5
Finance lease liabilities	Current portion of long-term debt	5
Non-current
Operating lease liabilities	Other non-current liabilities	24
Finance lease liabilities	Long-term debt	55
Total lease liabilities		$89

During 2019, the Company entered into new leases related to its corporate headquarters and call center, which resulted in an increase of $22 million in both operating lease assets and lease liabilities.
The table below presents the remaining lease term and discount rates for finance and operating leases.

December 31, 2019
Weighted-average remaining lease term
Operating leases	7.9 years
Finance leases	9.7 years
Weighted-average discount rate
Operating leases	4.7%
Finance leases	4.5%

Undiscounted cash flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2019.

	Operating Leases	Finance Leases
2020	$6	$7
2021	5	7
2022	4	7
2023	3	7
2024	3	7
Thereafter	14	39
Total minimum lease payments	35	74
Less: amount of lease payments representing interest	6	14
Present value of future minimum lease payments	29	60
Less: current obligations under leases	5	5
Long-term lease obligations	$24	$55

Other information
During 2019, the Company made cash payments totaling $9 million related to its operating and finance leases which was included within operating activities, and $5 million of cash payments related to its finance leases which was included within financing activities on the Consolidated Statement of Cash Flows.
During 2019, the Company incurred finance lease expense of $5 million and $3 million for amortization of right-of-use assets and interest expense, respectively, and incurred $6 million of expense related to its operating leases. Under the prior accounting standard for leases, the Company incurred total rent expense of $8 million and $5 million during 2018 and 2017, respectively.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2016	$—	$—	$—
Period change	5	—	5
Balance as of December 31, 2017	5	—	5
Period change	(9)	(4)	(13)
Balance as of December 31, 2018	(4)	(4)	(8)
Period change	3	(22)	(19)
Balance as of December 31, 2019	$(1)	$(26)	$(27)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

Provided below are selected unaudited quarterly financial data for the periods ended:

	2019
	March 31	June 30	September 30	December 31
Net revenues
Hotel Franchising	$269	$331	$379	$300
Hotel Management	197	201	180	190
Corporate and Other	2	1	1	2
Total Company	468	533	560	492
Total expenses	418	471	469	389
Operating income	50	62	91	103
Interest expense, net	24	26	25	25
Income before income taxes	26	36	66	78
Provision for income taxes	5	10	21	14
Net income	$21	$26	$45	$64

Diluted earnings per share	$0.22	$0.27	$0.47	$0.68
Diluted weighted average shares outstanding	98.2	97.4	96.3	95.0

Reconciliation of net income to adjusted EBITDA
Net income	$21	$26	$45	$64
Provision for income taxes	5	10	21	14
Depreciation and amortization	29	27	26	28
Interest expense, net	24	26	25	25
Stock-based compensation expense	3	4	4	4
Impairment, net	—	45	—	—
Contract termination costs	—	9	34	(1)
Transaction-related expenses, net	7	11	12	10
Separation-related expenses	21	1	—	—
Transaction-related item	—	—	20	—
Restructuring	—	—	—	8
Foreign currency impact of highly inflationary countries	1	—	3	1
Adjusted EBITDA	$111	$159	$190	$153

Adjusted EBITDA by segment
Hotel Franchising	$113	$162	$195	$151
Hotel Management	16	16	13	21
Corporate and Other	(18)	(19)	(18)	(19)
Total adjusted EBITDA	$111	$159	$190	$153

	2018
	March 31	June 30	September 30	December 31
Net revenues
Hotel Franchising	$203	$289	$348	$295
Hotel Management	99	146	252	229
Corporate and Other	—	—	4	3
Total Company	302	435	604	527
Total expenses	246	396	499	445
Operating income	56	39	105	82
Interest expense, net	1	10	24	25
Income before income taxes	55	29	81	57
Provision for income taxes	16	8	23	14
Net income	$39	$21	$58	$43

Diluted earnings per share	$0.40	$0.21	$0.58	$0.43
Diluted weighted average shares outstanding	99.8	100.0	100.1	99.2

Reconciliation of net income to adjusted EBITDA
Net income	$39	$21	$58	$43
Provision for income taxes	16	8	23	14
Depreciation and amortization	19	22	30	29
Interest expense, net	1	10	24	25
Stock-based compensation expense	3	1	3	2
Transaction-related expenses, net	2	28	7	(1)
Separation-related expenses	12	35	17	14
Foreign currency impact of highly inflationary countries	—	—	4	(1)
Adjusted EBITDA	$92	$125	$166	$125

Adjusted EBITDA by segment
Hotel Franchising	$86	$129	$178	$122
Hotel Management	16	8	5	18
Corporate and Other	(10)	(12)	(17)	(15)
Total adjusted EBITDA	$92	$125	$166	$125

EXHIBIT INDEX

Exhibit No.	Description
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

4.5*	Fourth Supplemental Indenture, dated January 22, 2020 between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee
4.6	Form of Note (included within Exhibit 4.2)
4.7*	Description of Common Stock
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

G-1

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
10.19
Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Mary R. Falvey (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 14, 2019)

10.20
Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Thomas H. Barber (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 14, 2019)

10.21	Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Paul F. Cash (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed February 14, 2019)
10.22*	Employment Agreement, dated as of December 3, 2019, between Wyndham Hotels & Resorts, Inc. and Michele Allen
10.23*	Separation and Release Agreement, dated as of December 3, 2019, by and between Wyndham Hotels & Resorts, Inc. and David B. Wyshner
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.

G-2