Form 10-Q
period 2020-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2020-05-05
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
93,090,521 shares of common stock outstanding as of March 31, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2020, the related condensed consolidated statements of income, comprehensive income (loss), cash flows, and equity for the three-month period ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated and combined statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 13, 2020, we expressed an unqualified opinion (which included an emphasis of a matter paragraph relating to expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide Corporation) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ Deloitte & Touche LLP
New York, New York
May 5, 2020

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues
Royalties and franchise fees	$92	$101
Marketing, reservation and loyalty	106	113
Management and other fees	32	39
License and other revenues from former Parent	21	29
Cost reimbursements	126	155
Other	33	31
Net revenues	410	468
Expenses
Marketing, reservation and loyalty	118	129
Operating	35	43
General and administrative	28	34
Cost reimbursements	126	155
Depreciation and amortization	25	29
Restructuring	13	—
Transaction-related, net	8	7
Separation-related	1	21
Total expenses	354	418
Operating income	56	50
Interest expense, net	25	24
Income before income taxes	31	26
Provision for income taxes	9	5
Net income	$22	$21

Earnings per share
Basic	$0.23	$0.22
Diluted	0.23	0.22

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$22	$21
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(3)	1
Unrealized losses on cash flow hedges	(36)	(8)
Other comprehensive loss, net of tax	(39)	(7)
Comprehensive (loss) income	$(17)	$14

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$749	$94
Trade receivables, net	296	304
Prepaid expenses	54	48
Other current assets	48	53
Total current assets	1,147	499
Property and equipment, net	299	307
Goodwill	1,539	1,539
Trademarks, net	1,395	1,395
Franchise agreements and other intangibles, net	542	551
Other non-current assets	236	242
Total assets	$5,158	$4,533
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	41	30
Deferred revenues	121	132
Accrued expenses and other current liabilities	232	279
Total current liabilities	415	462
Long-term debt	2,831	2,101
Deferred income taxes	376	387
Deferred revenues	159	151
Other non-current liabilities	265	220
Total liabilities	4,046	3,321
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600.0 shares, 100.7 and 100.6 issued and outstanding at March 31, 2020 and December 31, 2019	1	1
Treasury stock, at cost – 7.7 and 6.8 shares at March 31, 2020 and December 31, 2019	(408)	(363)
Additional paid-in capital	1,490	1,488
Retained earnings	95	113
Accumulated other comprehensive income (loss)	(66)	(27)
Total stockholders’ equity	1,112	1,212
Total liabilities and equity	$5,158	$4,533

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$22	$21
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	25	29
Deferred income taxes	2	3
Stock-based compensation	4	5
Net change in assets and liabilities:
Trade receivables	(5)	(3)
Prepaid expenses	(6)	(14)
Other current assets	(8)	(1)
Accounts payable, accrued expenses and other current liabilities	(14)	(13)
Deferred income	(2)	(8)
Payments of development advance notes	(3)	(6)
Other, net	2	(6)
Net cash provided by operating activities	17	7
Investing activities
Property and equipment additions	(7)	(9)
Other, net	—	(2)
Net cash used in investing activities	(7)	(11)
Financing activities
Proceeds from borrowings	744	—
Finance lease payments	(1)	(1)
Principal payments on long-term debt	(14)	(4)
Dividends to shareholders	(30)	(28)
Repurchases of common stock	(50)	(45)
Net share settlement of incentive equity awards	(2)	—
Net cash provided by/(used in) financing activities	647	(78)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	655	(82)
Cash, cash equivalents and restricted cash, beginning of period	94	366
Cash, cash equivalents and restricted cash, end of period	$749	$284

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net income	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	4	—	—	4
Cumulative effect of change in accounting standard	—	—		—	(10)	—	(10)
Balance as of March 31, 2020	93	$1	$(408)	$1,490	$95	$(66)	$1,112

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2018	98	$1	$(119)	$1,475	$69	$(8)	$1,418
Net income	—	—	—	—	21	—	21
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	5	—	—	5
Other	—	—	(1)	1	—	—	—
Balance as of March 31, 2019	97	$1	$(164)	$1,481	$61	$(15)	$1,364

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1. BASIS OF PRESENTATION
Wyndham Hotels & Resorts, Inc. (collectively with its consolidated subsidiaries, “Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in approximately 90 countries around the world.
The Condensed Consolidated Financial Statements have been prepared on a stand-alone basis. The Condensed Consolidated Financial statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2019 Consolidated and Combined Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
Business description
Wyndham Hotels operates in the following segments:

•	Hotel Franchising — licenses the Company’s lodging brands and provides related services to third-party hotel owners and others.

•	Hotel Management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by the Company.

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the Financial Accounting Standards Board (the "FASB") issued optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles ("GAAP") to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

Recently adopted accounting pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance to replace the existing methodology for estimating credit losses with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2020, as required using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company’s current processes for establishing an allowance for credit losses with the new guidance. See Note 5 - Accounts Receivable for the impact of adoption.
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. The Company adopted the guidance on January 1, 2020, as required. There was no material impact on its Condensed Consolidated Financial Statements and related disclosures.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued guidance to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. This guidance should be applied on either a retrospective or prospective basis. The Company adopted the guidance using the prospective approach on January 1, 2020. There was no material impact on its Condensed Consolidated Financial Statements and related disclosures.

3. REVENUE RECOGNITION

Deferred revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Deferred initial franchise fee revenues	$138	$136
Deferred loyalty program revenues	88	86
Deferred co-branded credit card program revenues	28	34
Deferred hotel management fee revenues	1	—
Deferred other revenues	25	27
Total	$280	$283

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

	4/1/2020- 3/31/2021	4/1/2021- 3/31/2022	4/1/2022- 3/31/2023	Thereafter	Total
Initial franchise fee revenues	$21	$10	$8	$99	$138
Loyalty program revenues	54	22	10	2	88
Co-branded credit card program revenues	28	—	—	—	28
Hotel management fee revenues	1	—	—	—	1
Other revenues	17	1	1	6	25
Total	$121	$33	$19	$107	$280

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended March 31,
	2020	2019
Hotel Franchising
Royalties and franchise fees	$84	$99
Marketing, reservation and loyalty	106	112
License and other revenues from former Parent	21	29
Other	32	29
Total Hotel Franchising	243	269

Hotel Management
Royalties and franchise fees	8	2
Marketing, reservation and loyalty	—	1
Owned hotel revenues	22	26
Management fees	10	13
Cost reimbursements	126	155
Other	1	—
Total Hotel Management	167	197

Corporate and Other	—	2

Net revenues	$410	$468

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of March 31, 2020 and December 31, 2019, capitalized contract costs were $32 million and $33 million, respectively, of which $8 million in both years, were included in other current assets, and $24 million and $25 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$22	$21

Basic weighted average shares outstanding	93.7	97.9
Stock options and restricted stock units (“RSUs”)	0.2	0.3
Diluted weighted average shares outstanding	93.9	98.2

Earnings per share:
Basic	$0.23	$0.22
Diluted	0.23	0.22

Dividends:
Cash dividends declared per share	$0.32	$0.29
Aggregate dividends paid to shareholders	$30	$28

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2020	6.8	$363	$53.67
For the three months ended March 31, 2020	0.9	45	51.57
As of March 31, 2020	7.7	$408	$53.43

The Company had $191 million of remaining availability under its program as of March 31, 2020. On March 17, 2020, the Company suspended its share repurchase activity.

5. ACCOUNTS RECEIVABLE

Allowance for doubtful accounts

The Company generates trade receivables in the ordinary course of its business and provides for estimated bad debts on such receivables. The Company adopted the new accounting guidance, ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020. As a result of adopting the new guidance, the Company recorded a $10 million (net of $2 million of an income tax benefit) cumulative effect adjustment to retained earnings at January 1, 2020. Since adoption, the Company measures the expected credit losses of its receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for periods ranging from seven to ten years to estimate its expected credit losses. As such, the Company measures the expected credit losses of its receivables by segment and geographical area. Beginning January 1, 2020, the Company provides an estimate of expected credit losses for its receivables immediately upon origination or acquisition and may adjust this estimate in subsequent reporting periods as required. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s trade receivables which may be material.

The following table sets forth the activity in the Company's allowance for doubtful accounts on trade accounts receivables for the three months ended:

March 31, 2020
Beginning balance	$47
Cumulative effect of change in accounting standard	12
Provision for doubtful accounts	12
Bad debt write-offs	(13)
Ending balance	$58

Notes receivable

The Company had notes receivables of $21 million, net of a $1 million allowance as of March 31, 2020 and for a significant portion of such notes receivables, the Company has received personal guarantees from the owners of these hotels. In addition, the Company had $17 million of notes receivables which also have a full offset in deferred revenues.

6. LONG-LIVED ASSETS

Property, plant and equipment

As a result of the coronavirus pandemic, (“COVID-19”) and the related governmental preventative and protective actions to slow the spread of COVID-19, the travel industry is experiencing a sharp decline in travel demand. As a result, during the first quarter of 2020, the Company temporarily closed its two owned hotels indefinitely. Due to the temporary closure of such hotels, the Company has evaluated the recoverability of its net property plant and equipment associated with its two owned hotels for impairment and believes that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows, on an undiscounted basis, from such assets.
Although the Company believes that it is more likely than not that the carrying values of its net property, plant and equipment for its two owned hotels are not impaired, the impact of COVID-19 and the ultimate duration remains highly uncertain. Should the current effects of COVID-19 persist for a prolonged duration, the Company's results of operations may continue to be negatively impacted and the property, plant and equipment associated with its owned hotels may be exposed to impairment.
Property, plant and equipment, net as of March 31, 2020 and December 31, 2019 was $299 million and $307 million, respectively.
Intangible assets

As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed a qualitative assessment of its intangible assets. The Company has determined through its analysis that it is more likely than not that the fair value of each of its goodwill and trademarks and the future expected cash flows on an undiscounted basis for its franchise agreements and management contracts are in excess of their carrying values. Although the Company believes that such intangible assets are not impaired, the impact of COVID-19 and the ultimate duration remains highly uncertain. Should the current effects of COVID-19 persist for a prolonged duration, the Company's results of operations may continue to be negatively impacted and certain intangible assets may be exposed to impairments at the Company's (i) hotel franchising, (ii) hotel management and (iii) owned hotel reporting units. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Goodwill	$1,539			$1,539
Trademarks	$1,393			$1,393
Amortized intangible assets:
Franchise agreements	$895	$467	$428	$895	$460	$435
Management agreements	137	25	112	137	23	114
Trademarks	3	1	2	3	1	2
Other	3	1	2	3	1	2
	$1,038	$494	$544	$1,038	$485	$553

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $3 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.
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
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed a qualitative assessment on its development advance notes and determined that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows as of March 31, 2020.
The following table sets forth the amounts recorded on the Company's Condensed Consolidated Financial Statements related to development advance notes:

Condensed Consolidated Balance Sheets:	March 31, 2020	December 31, 2019
Development advance notes (a)	$84	$84
_____________________

(a)	Included within other non-current assets.

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2020	2019
Forgiveness of notes (a)	$2	$2
Bad debt expense related to notes	1	1
______________________

(a)	Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

8. INCOME TAXES

The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with its former Parent. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2010.
The Company made cash income tax payments, net of refunds, of $3 million and $6 million for the three months ended March 31, 2020 and 2019, respectively.
The Company’s effective tax rates were 29.0% and 19.2% during the three months ended March 31, 2020 and 2019, respectively. The increase was primarily related to non-deductible restructuring charges in 2020 combined with the absence of the favorable tax impact from a settlement with state taxing authorities in the first quarter of 2019.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company’s indebtedness consisted of:

	March 31, 2020		December 31, 2019
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$734	2.47%	$—
Term loan (due May 2025)	1,564	3.50%	1,568	4.00%
5.375% senior unsecured notes (due April 2026)	495	5.38%	494	5.38%
Finance leases	59	4.50%	60	4.50%
Total long-term debt	2,852		2,122
Less: Current portion of long-term debt	21		21
Long-term debt	$2,831		$2,101
______________________

(a)	The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $17 million and $18 million as of March 31, 2020 and December 31, 2019, respectively.

(b)	Weighted average interest rates are based on period-end balances, including the effects from hedging.
Maturities and capacity
The Company’s outstanding debt as of March 31, 2020 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	21
Between 3 and 4 years	756
Between 4 and 5 years	10
Thereafter	2,023
Total	$2,852

As of March 31, 2020, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	734
Less: Letters of credit	15
Available capacity	$1

Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million as of March 31, 2020 and December 31, 2019.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of March 31, 2020, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.54% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.50%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a liability of $82 million and $34 million as of March 31, 2020 and December 31, 2019, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $2 million of expense for the three months ended March 31, 2020 and not material for the three months ended March 31, 2019. There was no hedging ineffectiveness recognized in the three months ended March 31, 2020 and 2019. The Company expects to reclassify approximately $11 million from accumulated other comprehensive income ("AOCI") to interest expense during the next 12 months.
Interest expense, net
Wyndham Hotels incurred net interest expense of $25 million and $24 million for the three months ended March 31, 2020 and 2019, respectively. Cash paid related to such interest was $17 million and $18 million for the three months ended March 31, 2020 and 2019, respectively.

10. FAIR VALUE
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

	March 31, 2020
	Carrying Amount	Estimated Fair Value
Debt	$2,852	$2,627

The Company estimates the fair value of its debt using Level 2 inputs based on indicative bids from investment banks or quoted market prices with the exception of finance leases, which are estimated at carrying value.
Financial instruments
Changes in interest rates and foreign exchange rates expose the Company to market risk. The Company uses cash flow hedges as part of its overall strategy to manage its exposure to market risks associated with fluctuations in interest rates and foreign currency exchange rates. As a matter of policy, the Company only enters into transactions that it believes will be highly effective at offsetting the underlying risk, and it does not use derivatives for trading or speculative purposes. The Company estimates the fair value of its derivatives using Level 2 inputs.
Interest rate risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. See Note 9 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign currency risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
As required, the Company began accounting for Argentina as a highly inflationary economy as of July 1, 2018. Foreign currency exchange losses related to Argentina were not material for the three months ended March 31, 2020 and $1 million for the three months ended March 31, 2019. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

11. COMMITMENTS AND CONTINGENCIES

Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of March 31, 2020, the Company is aware of approximately 30 cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
The Company records an accrual for legal contingencies when it determines, after consultation with outside counsel, that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome, and when it is probable that a liability has been incurred, its ability to make a reasonable estimate of loss. The Company reviews these accruals each reporting period and makes revisions based on changes in facts and circumstances, including changes to its strategy in dealing with these matters.
The Company believes that it has adequately accrued for such matters with reserves of $6 million and $7 million as of March 31, 2020 and December 31, 2019, respectively. The Company also had receivables of $1 million and $2 million as of March 31, 2020 and December 31, 2019, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
Guarantees
Hotel-management guarantees
The Company had previously entered into hotel-management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company was required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may have been able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets.
During 2019, the Company determined it would exit two unprofitable hotel-management agreements. In connection with such hotel-management agreements, the Company had a $10 million liability as of December 31, 2019, which was included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet and was paid in the first quarter of 2020.
As of March 31, 2020, the Company only had one remaining performance guarantee. The maximum potential amount of future payments that may be made under this guarantee was $20 million with an annual cap of $5 million. This guarantee has a remaining life of approximately four years and is subject to recapture provisions in the event that future operating results exceed targets. To reflect these recapture provisions, the Company had a receivable of $4 million as of March 31, 2020, all of which was included in other non-current assets on its Condensed Consolidated Balance Sheet and $5 million as of December 31, 2019, of which $1 million was included in other current assets and $4 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivable was the result of payments made to date that were subject to recapture and which the Company believes will be recoverable from future operating performance. As a result of the impacts of COVID-19, there are no payments required under the guarantee due to a force majeure provision in the hotel-management agreement.
Separation-related guarantees
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

12. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2020, 5.7 million shares remained available.
Incentive equity awards granted by the Company
Wyndham Hotels’ Board of Directors approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2020 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2019	0.8		$55.75	0.1		$52.44
Granted (a)	0.5		53.40	0.1		53.40
Vested	(0.1)		53.14	—		—
Canceled	(0.1)		56.02	—		—
Balance as of March 31, 2020	1.1	(b)	$55.02	0.2	(c)	$52.94
______________________

(a)	Represents awards granted by the Company in February 2020.

(b)
RSUs outstanding as of March 31, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $53 million, which is expected to be recognized over a weighted average period of 3.2 years.

(c)
PSUs outstanding as of March 31, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $10 million, which may be recognized over a weighted average period of 2.4 years.

The activity related to stock options granted by the Company for the three months ended March 31, 2020 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	0.9		$56.96
Granted	0.6		53.40
Exercised	—		—
Canceled	—		—
Expired	—		—
Outstanding as of March 31, 2020	1.5		$55.51	6.3	$—
Unvested as of March 31, 2020	1.2	(a)	$55.13	6.2	$—
Exercisable as of March 31, 2020	0.3		$57.15	6.4	$—
______________________

(a)
Unvested options as of March 31, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $11 million, which is expected to be recognized over a weighted average period of 3.2 years.

The fair value of stock options granted by the Company during 2020 and 2019 were estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock of comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	2020	2019
Grant date fair value	$8.59	$10.46
Grant date strike price	$53.40	$52.44
Expected volatility	24.30%	22.24%
Expected life	4.25 years	6.25 years
Risk-free interest rate	1.21%	2.63%
Projected dividend yield	2.40%	2.21%

Stock-based compensation expense
Stock-based compensation expense was $4 million and $5 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2019, $2 million was recorded within separation-related costs on the Condensed Consolidated Statements of Income.

13. SEGMENT INFORMATION

The reportable segments presented below represent the Company's operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. Wyndham Hotels believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company's presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2020		2019
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$243	$108	$269	$113
Hotel Management	167	17	197	16
Total Reportable Segments	410	125	466	129
Corporate and Other	—	(18)	2	(18)
Total Company	$410	$107	$468	$111

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019
Net income	$22	$21
Provision for income taxes	9	5
Depreciation and amortization	25	29
Interest expense, net	25	24
Stock-based compensation expense	4	3
Restructuring costs	13	—
Transaction-related expenses, net	8	7
Separation-related expenses	1	21
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$107	$111

14. OTHER EXPENSES AND CHARGES
Restructuring
The Company incurred $13 million of charges during the three months ended March 31, 2020, related to restructuring initiatives implemented in response to COVID-19. These initiatives resulted in a reduction of 262 employees and are comprised of employee separation costs. As a result, the Company recorded charges of $7 million to its Hotel Franchising segment, $5 million to its Corporate and Other segment and the remainder to its Hotel Management segment. In addition, during the fourth quarter of 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. Below is the activity for the three months ended March 31, 2020 relating to restructuring activities by plan:

		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Other (a)	Liability as of March 31, 2020
2019 Plan - personnel-related	$8	$—	$(5)	$(1)	$2
2020 Plan - personnel-related	—	13	—	—	13
Total accrued restructuring	$8	$13	$(5)	$(1)	$15
______________________

(a)	Represents foreign currency impacts.
Transaction-related, net
The Company incurred $8 million and $7 million of transaction-related expenses during the three months ended March 31, 2020 and 2019, respectively, which were primarily related to integration activities for the acquisition of La Quinta.
Separation-related
The Company incurred separation-related costs associated with its spin-off from Wyndham Worldwide of $1 million and $21 million for the three months ended March 31, 2020 and 2019, respectively. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

15. TRANSACTIONS WITH FORMER PARENT

The Company has a number of arrangements with its former Parent for services provided between both parties as described below.

License agreement and other agreements with former Parent
In connection with the Company’s spin-off, the Company and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destinations’ affiliations with one of the hospitality industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.
The Company also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. Revenues recorded in connection with these agreements were not material for the three months ended March 31, 2020 and $2 million for the three months ended March 31, 2019. Such revenues are reported within other revenues on the Condensed Consolidated Statements of Income.
In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $17 million and $21 million for a license, development and non-competition agreement and $3 million and $6 million for activities associated with the Wyndham Rewards program for the three months ended March 31, 2020 and 2019, respectively. The Company also recorded revenues from a former affiliate for license fees of $1 million and $2 million for the three months ended March 31, 2020 and 2019, respectively. Such fees are recorded within license and other revenues from former Parent on the Condensed Consolidated Statements of Income.
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $21 million and $22 million as of March 31, 2020 and December 31, 2019, respectively, which were included within other non-current liabilities on its Condensed Consolidated Balance Sheets. The Company also had a $2 million liability due to its former Parent which was included within current liabilities on its Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. In addition, the Company had $4 million of tax-related receivables due from former Parent as of March 31, 2020 and December 31, 2019, which were included within current assets on its Condensed Consolidated Balance Sheets.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	(3)	(36)	(39)
Balance as of March 31, 2020	$(4)	$(62)	$(66)

Balance as of December 31, 2018	$(4)	$(4)	$(8)
Period change	1	(8)	(7)
Balance as of March 31, 2019	$(3)	$(12)	$(15)

17. SUBSEQUENT EVENT
On May 4, 2020, the Company announced workforce reductions approved on April 28, 2020, as part of the Company’s cost cutting measures implemented in response to the negative financial and operational impacts resulting from COVID-19. The Company expects to incur approximately $13 million of severance and related benefits costs and approximately $5 million of lease related costs. The Company expects the total pre-tax charges will be approximately $18 million in connection with this plan, primarily all of which represents future cash expenditures. Under this plan, the Company will eliminate approximately 180 positions. The Company expects this plan to be substantially complete in the second quarter of 2020 and to realize annual savings of approximately $21 million to $25 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. These statements include, but are not limited to, statements related to our expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “objective,” “estimate” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions; the continuation or worsening of the effects from the coronavirus pandemic, (“COVID-19”); its scope and duration and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees and property owners, guests and team members, the hospitality industry and overall demand for travel; the success of our mitigation efforts in response to the COVID-19 pandemic; our performance in any recovery from the COVID-19 pandemic, the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising and management businesses; our relationships with franchisees and property owners; the impact of war, terrorist activity or political strife; concerns with or threats of pandemics, contagious diseases or health epidemics, including the effects of the COVID-19 pandemic and actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions; risks related to restructuring or strategic initiatives; risks related to our relationship with CorePoint Lodging; our spin-off as a newly independent company; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with covenants thereunder; risks related to our ability to obtain financing, including access to liquidity and capital as a result of COVID-19; and the Company’s ability and plans to pay dividends and to repurchase shares including the timing and amount of any future share repurchases and dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and subsequent reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Disclosures of this nature will be included on our website in the Investors section, which can currently be accessed at www.investor.wyndhamhotels.com. Accordingly, investors should monitor this section of our website in addition to following our press releases, filings submitted with the SEC and any public conference calls or webcasts.

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
The Condensed Consolidated Financial Statements presented herein have been prepared on a stand-alone basis. The Condensed Consolidated Financial Statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest.

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles ("GAAP") measures, gives a more complete understanding of our operating performance. We use these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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
COVID-19
Our industry is experiencing a sharp decline in travel demand due to COVID-19 and the related government preventative and protective actions to slow the spread of the virus. We and the entire industry are experiencing significant revenue losses as a result of steep RevPAR declines, which may continue for some time. For the month of April, we estimate our RevPAR declined approximately 70% in the United States.
As a result of the financial impact of COVID-19, we have taken the following preventative measures to conserve our liquidity, strengthen our balance sheet and support our franchisees through these unprecedented times:

•	Our Chief Executive Officer has elected to forgo his base salary and our Board of Directors ("Board") has elected to forgo the cash portion of their fees indefinitely;

•	Implemented workforce reductions, including reduced workweeks, reduced salaries and the elimination of 262 team members across the globe;

•	Eliminated all discretionary spend;

•	Temporarily closed our two owned hotels;

•	Reduced advertising spend;

•	Reduced capital expenditures to focus on only the highest priority projects; and

•	Suspended our share repurchase program as of March 17, 2020.
Our franchisees’ financial health and long-term success is a top priority for us, and we have taken the following proactive steps to help them preserve cash during this period:

•	Suspended non-room revenue related fees, such as Wyndham Rewards retraining fees;

•	Deferred property improvement plans and certain non-essential brand standards requiring cash outlays, such as hot breakfast requirements;

•	Partnered with industry associations to advocate for government relief for our franchisees and their employees;

•	Guided owners through the CARES Act and its evolving guidance and urged the government to expand and clarify these loan programs, for which the majority of our owners qualify;

•	Provided payment relief by deferring receivables and suspended interest charges and late fees through September 1, 2020; and

•
Revised cleaning protocols and secured critical cleaning and disinfection supplies pursuant to new U.S. Centers for Disease Control and Prevention ("CDC") guidelines through our procurement network at reduced costs for our franchisees.

For our guests whose travel plans have changed, we have modified cancellation policies, paused Wyndham Rewards point expirations until September 30, 2020 and are maintaining loyalty member level status through the end of 2021.
Our brands are concentrated in the select-service chain scale segments, and based on industry data outperformed the higher-end, full-service hotels in April due to their geographical positioning and due to the type of travelers typically staying in our hotels. Nearly 90% of our domestic hotels are located along highways and in suburban and small metro areas. Our brands in the economy and midscale segments are utilized by the truckers, contractors, construction workers, healthcare workers, emergency crews and others who still need overnight accommodations even in this COVID-19 crisis. These travelers are looking for well-known service providers they can depend on for quality and enhanced safety measures. Our recovery is less reliant on air travel or international travel demands which now factor in additional safety concerns for guests, or group business. While we believe our hotels will be able to quickly recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and certain intangible assets, such as our trademarks, and our owned and managed goodwill may be exposed to impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS

The table below presents our operating statistics for the three months ended March 31, 2020 and 2019. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2020	2019	% Change
Rooms
United States	506,800	506,600	0%
International	321,500	305,500	5%
Total rooms	828,300	812,100	2%

	Three Months Ended March 31,
	2020	2019	% Change
RevPAR
United States	$33.45	$40.56	(18%)
International (a)	18.45	28.92	(36%)
Total RevPAR (a)	27.68	36.21	(24%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 33% and total RevPAR decreased 23%.

Rooms as of March 31, 2020 increased 2% from the prior year primarily driven by the Hotel Franchising segment which had stronger growth internationally. Hotel Management segment saw a decrease in rooms as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019.

Total RevPAR for the three months ended March 31, 2020 decreased 24% to $27.68 compared with the prior-year period due to travel restrictions related to COVID-19. International RevPAR declined 36% driven mostly by the decline in China.

THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
Net revenues	$410	$468	$(58)
Expenses	354	418	(64)
Operating income	56	50	6
Interest expense, net	25	24	1
Income before income taxes	31	26	5
Provision for income taxes	9	5	4
Net income	$22	$21	$1
Net revenues for the three months ended March 31, 2020, decreased $58 million, or 12% compared with the prior-year period primarily driven by:

•
$29 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019;

•
$9 million of lower royalty and franchise fees, $7 million of lower marketing, reservation and loyalty fees and $7 million of lower hotel management fees, all reflecting a 24% decline in RevPAR due to lower travel demand as a result of COVID-19; and

•	$8 million of lower license and other revenues from former Parent due to lower travel demand resulting from COVID-19.
Total expenses for the three months ended March 31, 2020, decreased $64 million, or 15%, compared with the prior-year period primarily driven by:

•	$29 million of lower cost reimbursement expenses as discussed above;

•	$20 million of lower separation-related costs;

•	$14 million of lower operating expenses and general and administrative costs, primarily due to cost containment efforts in response to COVID-19 and synergies from the La Quinta acquisition;

•	$11 million of lower marketing, reservation and loyalty expenses, primarily due to cost reductions in response to COVID-19; partially offset by

•	$13 million of higher restructuring charges due to cost saving initiatives implemented in response to COVID-19.
Our effective tax rate increased to 29.0% from 19.2% during the three months ended March 31, 2020 and 2019, respectively, primarily due to non-deductible restructuring charges in 2020 combined with the absence of the favorable tax impact from a settlement with state taxing authorities in the first quarter of 2019.
As a result of these items, net income for the three months ended March 31, 2020, increased $1 million, or 5%, compared with the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019
Net income	$22	$21
Provision for income taxes	9	5
Depreciation and amortization	25	29
Interest expense, net	25	24
Stock-based compensation expense	4	3
Restructuring costs	13	—
Transaction-related expenses, net	8	7
Separation-related expenses	1	21
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$107	$111

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Net Revenues			Adjusted EBITDA
	2020	2019	% Change	2020	2019	% Change
Hotel Franchising	$243	$269	(10%)	$108	$113	(4%)
Hotel Management	167	197	(15%)	17	16	6%
Corporate and Other	—	2	n/a	(18)	(18)	n/a
Total Company	$410	$468	(12%)	$107	$111	(4%)

Hotel Franchising

	Three Months Ended March 31,
	2020	2019	% Change
Rooms
United States	463,900	454,900	2%
International	305,100	290,400	5%
Total rooms	769,000	745,300	3%
RevPAR
United States	$31.43	$37.69	(17%)
International (a)	17.39	27.56	(37%)
Total RevPAR (a)	25.90	33.76	(23%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 34% and total RevPAR decreased 23%.
Net revenues decreased $26 million, or 10%, compared to the first quarter of 2019, primarily driven by:

•	$15 million of lower royalty and franchise fees due to the decline in RevPAR primarily as a result of COVID-19 on travel demand;

•	$7 million of lower marketing, reservation and loyalty revenues due to lower RevPAR; and

•	$7 million of lower license and other revenues from former Parent due to lower travel demand.
Adjusted EBITDA decreased $5 million, or 4% compared to the first quarter of 2019, primarily driven by the changes in net revenues discussed above, partially offset by:

•	$11 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19; and

•	$9 million of lower operating expenses and general and administrative costs primarily due to cost containment efforts in response to COVID-19 and synergies from the La Quinta acquisition.

Hotel Management

	Three Months Ended March 31,
	2020	2019	% Change
Rooms
United States	42,900	51,700	(17%)
International	16,400	15,100	9%
Total rooms	59,300	66,800	(11%)
RevPAR
United States	$54.35	$65.58	(17%)
International (a)	38.07	55.12	(31%)
Total RevPAR (a)	50.00	63.25	(21%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 25% and total RevPAR decreased 20%.
Net revenues decreased $30 million, or 15% compared to the prior-year period, primarily driven by:

•	$29 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;

•	$4 million of lower owned hotel revenues due to lower travel demand as a result of COVID-19; partially offset by

•	$6 million of higher termination fees related to CorePoint Lodging asset sales.
Adjusted EBITDA increased $1 million, or 6% compared to the prior-year period as the higher termination fees were offset by lower owned hotel revenue.
Corporate and Other
Corporate and Other revenues decreased $2 million during the three months ended March 31, 2020 compared to the same period in 2019 due to the completion of transition services previously in place following our separation from Wyndham Worldwide.
Adjusted EBITDA was consistent for the three months ended March 31, 2020 and 2019.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

	March 31, 2020	December 31, 2019	Change
Total assets	$5,158	$4,533	$625
Total liabilities	4,046	3,321	725
Total stockholders’ equity	1,112	1,212	(100)

Total assets increased $625 million from December 31, 2019 to March 31, 2020 primarily due to an increase in cash resulting from the borrowing of $734 million on our revolving credit facility. Total liabilities increased $725 million from December 31, 2019 to March 31, 2020 primarily due to the borrowing on our revolving credit facility. Total equity decreased $100 million from December 31, 2019 to March 31, 2020 primarily due to stock repurchases, dividends and other comprehensive loss, partially offset by our net income for the period.

Liquidity and capital resources
Historically, we have used the cash flow generated by our operations to create value for stockholders. Our asset-light business model, with low fixed costs and stable, recurring franchise fee revenue, has generated attractive margins and cash flow. In addition to investments in the business, we would normally expect to return capital to our stockholders through the payment of dividends and/or share repurchases. However, due to the negative impact that COVID-19 is currently having on the travel industry, during March 2020, we suspended share repurchase activity. At this time, we expect all share repurchase activity for 2020 will continue to be suspended. Additionally, although we paid a full dividend in March 2020, the amount of any future dividend payment is subject to evaluation based on the current economic environment, overall demand for travel and restrictions of our revolving credit facility agreement.

During March 2020, we borrowed $734 million, representing substantially all of our outstanding availability under our revolving credit facility. We currently do not have any significant additional borrowing capacity and our liquidity is limited to our cash on hand. As of March 31, 2020, we had $749 million of cash on hand. Additionally, we have completed an amendment to our revolving credit facility agreement in April 2020 to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, we agreed to maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under our revolving credit facility, pay 25 basis points of higher interest on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event our liquidity is below $300 million. At current monthly cash usage rates, we have in excess of two years of liquidity before triggering the $200 million minimum liquidity covenant per the amended credit agreement.

As of March 31, 2020, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, of which $734 million was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. After the April 2020 amendment discussed above, the revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
As of March 31, 2020, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was an $82 million liability as of March 31, 2020.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates in the event that LIBOR ceases to exist after 2021. Our credit facility, which includes our revolving credit facility and term loan, gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the rejection of the majority of the lenders. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts.

As of April 2020, our credit rating was Ba1 from Moody's Investors Service and BB from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions. Our industry has seen a significant decline in travel demand due to COVID-19 and if the industry doesn’t recover as quickly as we expect, our credit ratings, financial performance and access to credit markets may be negatively impacted. We may not be able to obtain future borrowings on terms as favorable as our existing terms or at all. We believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by/(used in)
Operating activities	$17	$7	$10
Investing activities	(7)	(11)	4
Financing activities	647	(78)	725
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	—	(2)
Net change in cash, cash equivalents and restricted cash	$655	$(82)	$737

Net cash provided by operating activities increased $10 million compared to the prior-year period primarily due to the decrease in cash used for transaction and separation-related costs.

Net cash used in investing activities decreased $4 million compared to the prior-year period, primarily due to lower capital expenditures.

Net cash provided by financing activities increased $725 million compared to the prior-year period, primarily due to proceeds from borrowings on our revolving credit facility in 2020.
Capital deployment

Our primary financial goal is liquidity. We expect to remain prudent in our capital allocation policy through the COVID-19 pandemic and until travel demand begins to normalize. While we believe some form of reduced future dividend is supportable from a financial profile, we cannot make any assurances as the economic environment remains fluid. For the immediate future, we expect to invest only in the highest priority projects. Our remaining capital will be retained or used to repay outstanding revolver borrowings.
We incurred $13 million of charges during the three months ended March 31, 2020, related to restructuring initiatives implemented in response to COVID-19. These initiatives resulted in a reduction of 262 employees and are comprised of employee separation costs. As of March 31, 2020, we had a $13 million liability related to this restructuring plan which is expected to be fully paid within the next twelve months. We expect that annual savings realized will be approximately $30 million.

During the three months ended March 31, 2020, we spent $7 million on capital expenditures, primarily related to information technology. During 2020, we anticipate spending approximately $25 to $30 million on capital expenditures.

In addition, during the three months ended March 31, 2020, we spent $3 million on development advance notes to acquire new hotel franchise agreements and hotel-management contracts. In an effort to support growth in our business, we intend to continue to provide development advance notes of approximately $25 to $30 million. We may also continue to provide other forms of financial support.
We also expect to pay less than $50 million of previously incurred separation, transaction and contract termination costs in 2020, of which $15 million was paid in the first quarter.
We expect all our cash needs to be funded from cash on hand and cash generated through operations.
Stock repurchase program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by another $300 million. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.

Under our current stock repurchase program, we repurchased approximately 0.9 million shares at an average price of $51.57 for a cost of $45 million during the three months ended March 31, 2020. As of March 31, 2020, we had $191 million of remaining availability under our program.
On March 17, 2020, we suspended our share repurchase activity and as a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier.
Dividend policy

During the three months ended March 31, 2020, we declared cash dividends of $0.32 per share ($30 million in aggregate). The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including the impact of COVID-19 on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
In February 2020, our Board authorized a 10% increase in the quarterly cash dividend to $0.32 per share, beginning with the dividend that was declared in the first quarter of 2020. While we believe some form of reduced future dividend is supportable from a financial profile, we cannot make any assurances as the economic environment remains fluid. As a condition of our amended revolving credit agreement, we may be restricted in future dividend payments to $0.01 per share in the event that our liquidity is below $300 million and constrained to $0.16 per share otherwise.
Due to the material adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend policy from $0.32 per share to $0.08 per share, beginning with the dividend that is expected to be declared, at the Board's discretion, in the second quarter of 2020.

LONG-TERM DEBT COVENANTS

Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2020, our first-lien leverage ratio was 2.6 times.

We have completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In exchange, we agreed to restrict share repurchases through the amendment period and to restrict dividend payments to $0.01 per share through the amendment period in the event our liquidity falls below $300 million or constrained to $0.16 per share otherwise. We are also subject to a minimum liquidity covenant of $200 million during the amendment period.

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

As of March 31, 2020, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher in the second half of the year. However, given the impact of COVID-19, we no longer believe the historical seasonality of our business to be relevant to current year operating results. Most industry analysts and economists believe the second quarter will be the most severely impacted and as such, we would expect higher revenues and cash flows in the third and fourth quarters.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $5 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2019 Consolidated and Combined Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 10 - Fair Value to the Condensed Consolidated Financial Statements. Our principal market exposures are interest rate and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which consists of our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $1.2 billion as of March 31, 2020. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $12 million increase or decrease in our annual interest expense.
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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2020. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2020, the absolute notional amount of our outstanding foreign exchange hedging instruments was $87 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately an $8 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2020, we had total net assets of $8 million in Argentina.
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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. The following should be read in conjunction with, and supplements and amends, the risks and uncertainties that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

The effects of the outbreak of the novel coronavirus (“COVID-19”) has disrupted the operations of our franchisees, property owners and us, which has had and is expected to continue to have a negative adverse effect on our business, financial condition, results of operations and stock price.

In December 2019, COVID-19 was identified in Wuhan, China, in March 2020, it was recognized as a pandemic by the World Health Organization and, subsequently, the President of the United States declared a National Emergency throughout the United States attributable to the COVID-19 pandemic and State and local governments proceeded to implement shelter-in-place orders and other restrictions to contain the spread of COVID-19 that currently remain in place. The COVID-19 pandemic is having an unprecedented impact on the global economy and the hospitality industry due to these travel restrictions, resulting in cancelled and reduced travel and complete and partial suspensions of hotel operations and hotel closures for an indefinite period, including ongoing disruptions to the operations of our franchisees, property owners and us, all of which has had, and is expected to continue to have, a negative adverse effect on our business, financial condition, including cash flow and liquidity, results of operations, outlook, plans, growth and stock price.
Significant risks include:

•
Revenues and Expenses: Due to the spread of COVID-19, we have experienced significant decreases in demand and RevPAR. The negative effects of COVID-19 have and will continue to negatively impact our revenues and profitability and the amount of management and franchise fees revenues we are able to generate from our franchised and managed properties. In addition, the impact of COVID-19 is making it difficult for our franchisees and property owners to satisfy operating needs and could make it difficult for them to satisfy their debt obligations or obtain financing on favorable terms, or at all, which could generally impact cost and our ability to increase revenue in the future.

•
Operations: Due to the significant decrease in travel demand, we have taken actions and continue to evaluate opportunities for managing our operating expenses and conserving our financial resources, including the actions described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Given the uncertainty relating to COVID-19, we may have to take additional actions in the future, which cannot be predicted.

•
Financial Condition and Indebtedness: In March 2020, we borrowed $734 million, representing substantially all of our outstanding availability under our revolving credit facility. We do not currently have additional borrowing capacity and our liquidity is limited to cash on hand. In April 2020, we amended our credit facility to, among other things, waive the quarterly-tested leverage ratio financial covenant until the second quarter of 2021 and tighten certain covenants, including with respect to share repurchases and certain investments. In addition, we are subject to a minimum liquidity covenant of $200 million, tested on a monthly basis, during such period, and must use the proceeds from certain asset sales and debt issuances to repay outstanding revolving loans during such period. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources." An event of default enables our lenders to terminate their commitments and would trigger consequences under other indebtedness or financial instruments. Additionally, any failure to meet required payments of principal and interest under our outstanding indebtedness could result in a default and acceleration of the underlying debt and under other indebtedness that contains cross-default provisions.

•
Growth: Our plans for growth may be negatively impacted by COVID-19. This environment could result in difficulties for our franchisees and property owners to obtain financing on reasonable terms. In addition, our development pipeline is subject to a number of risks, including that developers are experiencing construction delays as a result of restrictions on business activity and supply chain interruptions which could cause delays in the completion and development of new hotels, impacting our net rooms growth and/or slowing the rate of our pipeline growth.

•
Capital Markets Impact: The global stock markets have, and may continue to, experience volatility as a result of the COVID-19 pandemic. The price of our common stock has been volatile and has decreased significantly in recent months. The significant uncertainty created by the impact of COVID-19 has caused the global economy, business confidence and consumer confidence to have, and likely continue to have, a significant effect on the market price of securities generally, including on our common stock. In addition, we are restricted in our ability to repurchase shares and limited in our ability to make dividend payments.

Despite the steps we have taken to assess and mitigate the impact of COVID-19 on our business, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, among other things:

•
the scope and duration of the pandemic and its impact on our business operations, financial results, outlook, plans, growth, cash flows and liquidity, as well as the impact on our franchisees and property owners and their operations, our guests and our team members, the hospitality industry and the overall demand for travel;

•	new information which may emerge concerning the severity and impact of COVID-19;

•
the actions necessary to contain COVID-19 or respond to its impact, including the need for us or our franchisees and property owners to quarantine team members, employees of our franchisees or our guests or impacted areas that may be affected;

•	the timing and availability of vaccinations and other treatments for COVID-19;

•	general economic and competitive conditions;

•	the continuation or worsening of the effects from the COVID-19 pandemic;

•
the success of mitigation efforts in response to the COVID-19 pandemic by our franchisees, property owners, and us, including the actions described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report;

•	actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions and the success of those actions;

•	our performance in any recovery from the COVID-19 pandemic;

•	our relationships with franchisees and property owners;

•	continued access to liquidity, capital and financing as a result of COVID-19 and the terms and cost thereof, as well as our credit rating;

•	potential exposure to impairments to certain intangible assets, such as our trademarks and our owned and managed goodwill;

•	our ability to maintain our financial reporting processes and related controls since many team members are working remotely;

•	the diversion of management’s attention from the business if any key team member becomes ill from COVID-19 or unable to work;

•	the size and length of the resulting unemployment rates and changes in consumer preferences, discretionary spending and confidence;

•	the ability of our franchisees and property owners to successfully respond to the adverse effects of the pandemic and our and their ability to comply with our respective agreements;

•
the potential of our franchisees and property owners to declare bankruptcy or cause their lenders to declare a default, accelerate debt or foreclose on the property, which could result in the termination of our franchise or management agreements and impact our financial condition;

•	potential exposure to make payments to third-party lenders to whom we made financial guarantees;

•	the length of the recovery period after the COVID-19 pandemic abates, including the time it takes for demand and pricing to stabilize and normal economic and operating conditions to resume;

•	the impact on our contracts with our partners, including force majeure provisions;

•	labor markets and activities;

•
unexpected costs and expenses incurred by us, franchisees and property owners related to the effects of COVID-19 and steps taken to counteract future outbreaks, including enhanced health and hygiene or social distancing requirements;

•
the effects of any steps we take to reduce operating costs as a result of COVID-19, which may affect, among other things, our brand reputation, our ability to operate the company, our ability to attract and retain team members and guest experience and loyalty; and the effect of any steps we, franchisees and property owners take to counteract future outbreaks of COVID-19 or other pandemics and epidemics.

The potential effects of COVID-19 cannot be predicted in terms of duration or impact and could intensify or otherwise affect many of our other risk factors that are contained in Item 1A of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2018, our Board of Directors ("Board") authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	105,151	$59.91	105,151	$230,226,875
February	389,908	54.68	389,908	208,908,331
March	382,943	46.09	382,943	191,258,978
Total	878,002	$51.56	878,002	$191,258,978

On March 17, 2020, we suspended our share repurchase activity and as a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: May 5, 2020	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: May 5, 2020	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Separation and Release Agreement, dated as of March 31, 2020, by and between Wyndham Hotels & Resorts, Inc. and Thomas H. Barber
10.2
First Amendment, dated as of April 30, 2020, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 4, 2020)

15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.