Form 10-Q
period 2020-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2020-07-29
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
93,161,047 shares of common stock outstanding as of June 30, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2020, the related condensed consolidated statements of income (loss), comprehensive income (loss), cash flows, and equity for the three-month and six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, New York
July 29, 2020

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues
Royalties and franchise fees	$61	$126	$154	$228
Marketing, reservation and loyalty	82	140	188	254
Management and other fees	6	36	38	75
License and other fees	21	33	42	61
Cost reimbursements	66	160	192	315
Other	22	38	53	68
Net revenues	258	533	667	1,001
Expenses
Marketing, reservation and loyalty	85	149	204	278
Operating	23	38	57	81
General and administrative	26	31	54	65
Cost reimbursements	66	160	192	315
Depreciation and amortization	25	27	49	56
Impairments, net	206	45	206	45
Restructuring	16	—	29	—
Transaction-related, net	5	11	13	18
Separation-related	—	1	1	22
Contract termination	—	9	—	9
Total expenses	452	471	805	889
Operating (loss)/income	(194)	62	(138)	112
Interest expense, net	28	26	54	50
(Loss)/income before income taxes	(222)	36	(192)	62
(Benefit)/provision for income taxes	(48)	10	(40)	15
Net (loss)/income	$(174)	$26	$(152)	$47

(Loss)/earnings per share
Basic	$(1.86)	$0.27	$(1.63)	$0.49
Diluted	(1.86)	0.27	(1.63)	0.49

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(174)	$26	$(152)	$47
Other comprehensive loss, net of tax
Foreign currency translation adjustments	1	1	(2)	2
Unrealized losses on cash flow hedges	(2)	(16)	(38)	(24)
Other comprehensive loss, net of tax	(1)	(15)	(40)	(22)
Comprehensive (loss)/income	$(175)	$11	$(192)	$25

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$664	$94
Trade receivables, net	314	304
Prepaid expenses	51	48
Other current assets	49	53
Total current assets	1,078	499
Property and equipment, net	294	307
Goodwill	1,525	1,539
Trademarks, net	1,203	1,395
Franchise agreements and other intangibles, net	532	551
Other non-current assets	216	242
Total assets	$4,848	$4,533
Liabilities and equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	40	30
Deferred revenues	99	132
Accrued expenses and other current liabilities	183	279
Total current liabilities	343	462
Long-term debt	2,826	2,101
Deferred income taxes	327	387
Deferred revenues	162	151
Other non-current liabilities	257	220
Total liabilities	3,915	3,321
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 600.0 shares, 100.8 and 100.6 issued and outstanding at June 30, 2020 and December 31, 2019	1	1
Treasury stock, at cost – 7.7 and 6.8 shares at June 30, 2020 and December 31, 2019	(408)	(363)
Additional paid-in capital	1,493	1,488
Retained earnings/(accumulated deficit)	(86)	113
Accumulated other comprehensive loss	(67)	(27)
Total stockholders’ equity	933	1,212
Total liabilities and equity	$4,848	$4,533

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net (loss)/income	$(152)	$47
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	49	56
Impairments, net	209	45
Deferred income taxes	(47)	(6)
Stock-based compensation	10	11
Net change in assets and liabilities:
Trade receivables	(23)	(55)
Prepaid expenses	(3)	(20)
Other current assets	(3)	(22)
Accounts payable, accrued expenses and other current liabilities	(51)	(12)
Payment of tax liability assumed in La Quinta acquisition	—	(188)
Deferred income	(22)	16
Payments of development advance notes, net	(6)	(8)
Other, net	(1)	(1)
Net cash used in operating activities	(40)	(137)
Investing activities
Property and equipment additions	(18)	(25)
Issuance of loans, net	(1)	(2)
Net cash used in investing activities	(19)	(27)
Financing activities
Proceeds from borrowings	744	—
Principal payments on long-term debt	(18)	(8)
Finance lease payments	(2)	(2)
Capital contribution from former Parent	—	68
Dividends to shareholders	(38)	(56)
Repurchases of common stock	(50)	(95)
Net share settlement of incentive equity awards	(4)	(4)
Other, net	(2)	1
Net cash provided by/(used in) financing activities	630	(96)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	1
Net increase/(decrease) in cash, cash equivalents and restricted cash	570	(259)
Cash, cash equivalents and restricted cash, beginning of period	94	366
Cash, cash equivalents and restricted cash, end of period	$664	$107

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net income	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	4	—	—	4
Cumulative effect of change in accounting standard	—	—		—	(10)	—	(10)
Balance as of March 31, 2020	93	1	(408)	1,490	95	(66)	1,112
Net loss	—	—	—	—	(174)	—	(174)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	—	(8)	—	(8)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	(1)	1	—	—
Balance as of June 30, 2020	93	$1	$(408)	$1,493	$(86)	$(67)	$933

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2018	98	$1	$(119)	$1,475	$69	$(8)	$1,418
Net income	—	—	—	—	21	—	21
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	5	—	—	5
Other	—	—	(1)	1	—	—	—
Balance as of March 31, 2019	97	1	(164)	1,481	61	(15)	1,364
Net income	—	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	—	(15)	(15)
Dividends	—	—	—	—	(28)	—	(28)
Repurchase of common stock	(1)	—	(50)	—	—	—	(50)
Net share settlement of incentive equity awards	—	—	—	(4)	—	—	(4)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	1	—	—	1
Balance as of June 30, 2019	96	$1	$(214)	$1,484	$59	$(30)	$1,300

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

2. NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements
Measurement of Credit Losses on Financial Instruments. In June 2016, the Financial Accounting Standards Board (the "FASB") issued guidance to replace the existing methodology for estimating credit losses with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2020, as required using the modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the Company’s current processes for establishing an allowance for credit losses with the new guidance. See Note 5 - Accounts Receivable for the impact of adoption.
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

Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles ("GAAP") to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted the guidance upon issuance, as required. There was no material impact on its Condensed Consolidated Financial Statements and related disclosures.

3. REVENUE RECOGNITION

Deferred revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Deferred initial franchise fee revenues	$139	$136
Deferred loyalty program revenues	78	86
Deferred co-branded credit card program revenues	21	34
Deferred hotel management fee revenues	1	—
Deferred other revenues	22	27
Total	$261	$283

Deferred initial franchise fees represent payments received in advance from prospective franchisees upon the signing of a franchise agreement and are generally recognized to revenue within 12 years. Deferred loyalty revenues represent the portion of loyalty program fees charged to franchisees, net of estimated redemption costs, that have been deferred and will be recognized over time based upon loyalty point redemption patterns. Deferred co-branded credit card program revenue represents payments received in advance from the Company’s co-branded credit card partners primarily for card member activity, which is typically recognized within one year.
As a result of the negative impact that the coronavirus pandemic (“COVID-19”) has had on travel demand, the Company’s assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, have changed. Accordingly, the Company recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Condensed Consolidated Statement of Income during the three and six months ended June 30, 2020.

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

	7/1/2020- 6/30/2021	7/1/2021- 6/30/2022	7/1/2022- 6/30/2023	Thereafter	Total
Initial franchise fee revenues	$24	$9	$9	$97	$139
Loyalty program revenues	40	25	11	2	78
Co-branded credit card program revenues	21	—	—	—	21
Hotel management fee revenues	1	—	—	—	1
Other revenues	13	2	1	6	22
Total	$99	$36	$21	$105	$261

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Hotel Franchising
Royalties and franchise fees	$59	$124	$144	$223
Marketing, reservation and loyalty	82	139	187	252
License and other fees	21	33	42	61
Other	20	35	52	64
Total Hotel Franchising	182	331	425	600

Hotel Management
Royalties and franchise fees	2	2	10	5
Marketing, reservation and loyalty	—	1	1	2
Owned hotel revenues	2	23	23	49
Management fees	4	13	15	26
Cost reimbursements	66	160	192	315
Other	2	2	1	1
Total Hotel Management	76	201	242	398

Corporate and Other	—	1	—	3

Net revenues	$258	$533	$667	$1,001

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of June 30, 2020 and December 31, 2019, capitalized contract costs were $32 million and $33 million, respectively, of which $6 million and $8 million, respectively, were included in other current assets, and $26 million and $25 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings (loss) per share (“EPS”) is based on net income (loss) divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(174)	$26	$(152)	$47

Basic weighted average shares outstanding	93.3	97.1	93.5	97.5
Stock options and restricted stock units (“RSUs”) (a)	—	0.3	—	0.3
Diluted weighted average shares outstanding	93.3	97.4	93.5	97.8

(Loss)/earnings per share:
Basic	$(1.86)	$0.27	$(1.63)	$0.49
Diluted	(1.86)	0.27	(1.63)	0.49

Dividends:
Cash dividends declared per share	$0.08	$0.29	$0.40	$0.58
Aggregate dividends paid to shareholders	$8	$28	$38	$56

_____________________

(a)
Due to the anti-dilutive effect resulting from the reported net loss for the three and six months ended June 30, 2020, 0.1 million of anti-dilutive shares were omitted from the calculation of weighted average shares outstanding for those periods.

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2020	6.8	$363	$53.67
For the six months ended June 30, 2020	0.9	45	51.57
As of June 30, 2020	7.7	$408	$53.43
The Company had $191 million of remaining availability under its program as of June 30, 2020. On March 17, 2020, the Company suspended its share repurchase activity and as a condition of the amendment to its revolving credit agreement, the Company is restricted from repurchasing shares of its stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless the Company elects to terminate the amendment earlier.

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

The following table sets forth the activity in the Company's allowance for doubtful accounts on trade accounts receivables for the six months ended:

June 30, 2020
Beginning balance	$47
Cumulative effect of change in accounting standard	12
Provision for doubtful accounts	21
Bad debt write-offs	(13)
Ending balance	$67

Notes receivable

The Company had notes receivables of $15 million, net of a $2 million allowance as of June 30, 2020 and for a significant portion of such notes receivables, the Company has received personal guarantees from the owners of these hotels. In addition, the Company had $18 million of notes receivables which are fully offset in deferred revenues.

6. LONG-LIVED ASSETS

Property, plant and equipment

As a result of COVID-19 and the related governmental preventative and protective actions to slow the spread of the virus, the travel industry is experiencing a sharp decline in travel demand. As a result, the Company closed its two owned hotels temporarily for April and May 2020. Due to the temporary closure of such hotels and the continued decrease in travel demand, the Company has evaluated the recoverability of its net property plant and equipment associated with its two owned hotels for impairment in both the first and second quarters of 2020 and believes that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows, on an undiscounted basis, from such assets.
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
Property, plant and equipment, net as of June 30, 2020 and December 31, 2019 was $294 million and $307 million, respectively.
Intangible assets

As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed an impairment analysis on all its intangible assets. The Company evaluated the carrying value of each of its indefinite-lived intangible assets compared to their respective estimated fair values. The fair value of each of its indefinite-lived intangible assets is estimated using a discounted cash flow methodology. The Company also evaluated the recoverability of its amortizable intangible assets by comparing the respective carrying values of the assets to the future expected cash flows on an undiscounted basis, to be generated from such assets. The Company has determined through such analyses that certain of its trademarks, as well as, goodwill associated with its owned hotel reporting unit were impaired. Accordingly, the Company recorded impairment charges totaling $205 million in the second quarter of 2020 to reduce the carrying value of those assets to their estimated fair values. Such charges were reported within impairments, net on the Condensed Consolidated Statement of

Income and $191 million and $14 million were charged to the hotel franchising segment and the hotel management segment, respectively.

The following is the breakout of the intangible impairment charges for the three months ended June 30, 2020:

Intangible Asset	Book Value	Impairment Charges	Adjusted Fair Value
Owned hotel reporting unit goodwill	$14	$(14)	$—
La Quinta trademark	710	(155)	555
Other trademarks (a)	103	(36)	67
Total	$827	$(205)	$622
_____________________

(a)	Represents the impairments of three of the Company's trademarks.

Should the current effects of COVID-19 persist for a prolonged duration, the Company's results of operations may continue to be negatively impacted and its intangible assets within its hotel franchising and hotel management reporting units may be exposed to future impairments. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of its remaining goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$(14)	$1,525	$1,539	$—	$1,539

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,202			$1,393

Amortized intangible assets:
Franchise agreements	$895	$473	$422	$895	$460	$435
Management agreements	136	27	109	137	23	114
Trademarks	2	1	1	3	1	2
Other	2	1	1	3	1	2
	$1,035	$502	$533	$1,038	$485	$553

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $5 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $8 million for the six months ended June 30, 2020 and 2019.
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

Development advance notes
The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of Wyndham Hotels’ brands, in building a new hotel to be flagged under one of Wyndham Hotels’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by Wyndham Hotels over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to Wyndham Hotels. In certain instances, Wyndham Hotels may earn interest on unpaid franchisee development advance notes. Such interest was immaterial for the three and six months ended June 30, 2020 and 2019.
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed a qualitative assessment on its development advance notes and determined that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows as of June 30, 2020.
The following tables set forth the amounts recorded on the Company's Condensed Consolidated Financial Statements related to development advance notes:

Condensed Consolidated Balance Sheets:	June 30, 2020	December 31, 2019
Development advance notes (a)	$85	$84
_____________________

(a)	Included within other non-current assets.

Condensed Consolidated Statements of Income:	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Forgiveness of notes (a)	$2	$2	$4	$4
Bad debt expense related to notes	—	1	1	2
______________________

(a)	Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 30,
	2020	2019
Payments of development advance notes	$(6)	$(9)
Proceeds from development advance notes	—	1
Payments of development advance notes, net	$(6)	$(8)

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
The Company made cash income tax payments, net of refunds, of $2 million and $37 million for the six months ended June 30, 2020 and 2019, respectively. The 2019 payments exclude $188 million of tax payments related to assumed liabilities in connection with the La Quinta acquisition.
The Company’s effective tax rates were 21.6% on pre-tax loss and 27.8% on pre-tax income during the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily related to goodwill impairment charges that are nondeductible for tax purposes.
The Company’s effective tax rates were 20.8% on pre-tax loss and 24.2% on pre-tax income during the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily related to goodwill impairment charges that are nondeductible for tax purposes and the absence of the favorable tax impact from a settlement with state taxing authorities in the first quarter of 2019.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

The Company’s indebtedness consisted of:

	June 30, 2020		December 31, 2019
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$734	2.44%	$—
Term loan (due May 2025)	1,561	3.23%	1,568	4.00%
5.375% senior unsecured notes (due April 2026)	495	5.38%	494	5.38%
Finance leases	57	4.50%	60	4.50%
Total long-term debt	2,847		2,122
Less: Current portion of long-term debt	21		21
Long-term debt	$2,826		$2,101
______________________

(a)	The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $16 million and $18 million as of June 30, 2020 and December 31, 2019, respectively.

(b)	Weighted average interest rates are based on period-end balances, including the effects from hedging.
Maturities and capacity
The Company’s outstanding debt as of June 30, 2020 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	755
Between 3 and 4 years	22
Between 4 and 5 years	1,503
Thereafter	525
Total	$2,847

As of June 30, 2020, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	734
Less: Letters of credit	15
Available capacity	$1

Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $5 million and $4 million as of June 30, 2020 and December 31, 2019, respectively.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of June 30, 2020, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.54% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.45%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a liability of $85 million and $34 million as of June 30, 2020 and December 31, 2019, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $6 million and $8 million of expense for the three and six months ended June 30, 2020, respectively, and not material for the three and six months ended June 30, 2019. There was no hedging ineffectiveness recognized in the six months ended June 30, 2020 and 2019. The Company expects to reclassify approximately $26 million of losses from accumulated other comprehensive income ("AOCI") (loss) to interest expense during the next 12 months.
Revolving credit facility
In April 2020, the Company completed an amendment to its revolving credit facility agreement to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, the Company agreed to maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under the Company's revolving credit facility, pay 25 basis points of higher interest on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event the Company's liquidity is below $300 million.
Interest expense, net
Wyndham Hotels incurred net interest expense of $28 million and $26 million for the three months ended June 30, 2020 and 2019, respectively, and $54 million and $50 million for the six months ended June 30, 2020 and 2019, respectively. Cash paid related to such interest was $52 million and $50 million for the six months ended June 30, 2020 and 2019, respectively.

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

	June 30, 2020
	Carrying Amount	Estimated Fair Value
Debt	$2,847	$2,768

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
Foreign currency risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were not material during the three months ended June 30, 2020 and $2 million during the six months ended June 30, 2020. Losses recognized in income from freestanding foreign currency exchange contracts were not material during the three and six months ended June 30, 2019. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for Argentina as a highly inflationary economy. Foreign currency exchange losses related to Argentina were not material during the three months ended June 30, 2020 and $1 million during the six months ended June 30, 2020. The Company incurred immaterial foreign currency exchange gains related to Argentina during the three months ended June 30, 2019 and $1 million of losses during the six months ended June 30, 2019. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

11. COMMITMENTS AND CONTINGENCIES

Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of June 30, 2020, the Company is aware of approximately 30 cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the

Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $6 million and $7 million as of June 30, 2020 and December 31, 2019, respectively. The Company also had receivables of $1 million and $2 million as of June 30, 2020 and December 31, 2019, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
Guarantees
Hotel-management guarantees
The Company had previously entered into hotel-management agreements that provided the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company was required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may have been able to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets.
As a result of the significant economic impacts of COVID-19, on June 30, 2020, the Company provided notice of termination of its remaining managed hotel performance guarantee pursuant to a force majeure provision in the hotel-management agreement. The notice provides for termination of the management agreement as of the 90th day following the notice date. As a result of the termination of the management agreement, the Company’s receivable of $4 million became fully impaired as of June 30, 2020 and the charge was recorded within impairments, net on the Condensed Consolidated Statements of Income. As of December 31, 2019, the Company had a total receivable of $5 million, of which $1 million was included in other current assets and $4 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivable was the result of payments previously made under the guarantee that were subject to recapture and which the Company believed, pre COVID-19, were recoverable from future operating performance.
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

12. STOCK-BASED COMPENSATION

The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018

Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2020, 5.8 million shares remained available.
Incentive equity awards granted by the Company
Wyndham Hotels’ Board of Directors approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.
The activity related to the Company’s incentive equity awards for the six months ended June 30, 2020 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2019	0.8		$55.75	0.1		$52.44
Granted (a)	0.6		53.01	0.1		53.40
Vested	(0.3)		56.15	—		—
Canceled	(0.2)		54.81	—		—
Balance as of June 30, 2020	0.9	(b)	$54.15	0.2	(c)	$52.93
______________________

(a)	Represents awards granted by the Company primarily in February 2020.

(b)
RSUs outstanding as of June 30, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $45 million, which is expected to be recognized over a weighted average period of 3.1 years.

(c)
PSUs outstanding as of June 30, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $9 million, which may be recognized over a weighted average period of 2.9 years.

The activity related to stock options granted by the Company for the six months ended June 30, 2020 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	0.9		$56.96
Granted	0.6		53.40
Exercised	—		—
Canceled	(0.1)		54.72
Expired	—		—
Outstanding as of June 30, 2020	1.4		$55.57	6.0	$—
Unvested as of June 30, 2020	1.0	(a)	$54.54	6.2	$—
Exercisable as of June 30, 2020	0.4		$57.94	5.6	$—
______________________

(a)
Unvested options as of June 30, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $9 million, which is expected to be recognized over a weighted average period of 3.1 years.

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

Stock-based compensation expense
Stock-based compensation expense was $6 million for the three months ended June 30, 2020 and 2019. For the three months ended June 30, 2020, $1 million was recorded within restructuring costs and for the three months ended June 30, 2019, $2 million was recorded within separation-related costs on the Condensed Consolidated Statements of Income. Further, stock-based compensation expense was $10 million and $11 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, $1 million was recorded within restructuring costs and for the six months ended June 30, 2019, $4 million was recorded within separation-related costs on the Condensed Consolidated Statements of Income.

13. SEGMENT INFORMATION

The reportable segments presented below represent the Company's operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income (loss) excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. Wyndham Hotels believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company's presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,
	2020		2019
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$182	$83	$331	$162
Hotel Management	76	(4)	201	16
Total Reportable Segments	258	79	532	178
Corporate and Other	—	(16)	1	(19)
Total Company	$258	$63	$533	$159

The table below is a reconciliation of net income (loss) to adjusted EBITDA.

	Three Months Ended June 30,
	2020	2019
Net (loss)/income	$(174)	$26
(Benefit)/provision for income taxes	(48)	10
Depreciation and amortization	25	27
Interest expense, net	28	26
Stock-based compensation expense	5	4
Impairments, net	206	45
Restructuring costs	16	—
Transaction-related expenses, net	5	11
Separation-related expenses	—	1
Contract termination costs	—	9
Adjusted EBITDA	$63	$159

	Six Months Ended June 30, 2020
	2020		2019
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$425	$191	$600	$275
Hotel Management	242	13	398	31
Total Reportable Segments	667	204	998	306
Corporate and Other	—	(34)	3	(36)
Total Company	$667	$170	$1,001	$270
The table below is a reconciliation of net income (loss) to adjusted EBITDA.

	Six Months Ended June 30, 2020
	2020	2019
Net (loss)/income	$(152)	$47
(Benefit)/provision for income taxes	(40)	15
Depreciation and amortization	49	56
Interest expense, net	54	50
Stock-based compensation expense	9	7
Impairments, net	206	45
Restructuring costs	29	—
Transaction-related expenses, net	13	18
Separation-related expenses	1	22
Contract termination costs	—	9
Foreign currency impact of highly inflationary countries	1	1
Adjusted EBITDA	$170	$270

14. OTHER EXPENSES AND CHARGES
Impairments, net
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company reviewed its intangible assets for potential impairment and determined that the carrying value of certain intangible assets were in excess of their fair values. Accordingly, the Company recorded impairment charges of $205 million, in the second quarter of 2020, primarily related to certain trademarks and goodwill associated with its owned hotel reporting unit. See Note 6 - Long-Lived Assets for more information. Additionally, in the second quarter of 2020, the Company incurred a $4 million non-cash impairment charge for the write-off of a receivable associated with the expected termination of an unprofitable hotel-management agreement. See Note 11 - Commitments and Contingencies for more information. The Company also recovered cash proceeds of $3 million of a previously impaired asset. These charges were all reported within impairments, net on the Condensed Consolidated Statement of Income.

During the second quarter of 2019, the Company incurred a non-cash net impairment charge associated with the planned termination of a hotel-management arrangement, which is comprised of a $48 million write-off of receivables, a $10 million write-off of a guarantee asset and the derecognition of a $13 million guarantee liability.
Restructuring
The Company incurred $16 million and $29 million of charges during the three and six months ended June 30, 2020, respectively, related to two restructuring initiatives implemented in response to COVID-19. The first quarter of 2020 plan resulted in a reduction of 262 employees for a charge of $13 million. The Company initiated another plan in the second quarter of 2020 to further reduce headcount by 180 employees and to consolidate its corporate facilities resulting in a charge of $16 million. In addition, during the fourth quarter of 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. Below is the activity for the six months ended June 30, 2020 relating to restructuring activities by plan:

		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Other (a)	Liability as of June 30, 2020
2019 Plan
Personnel-related	$8	$—	$(6)	$(1)	$1
2020 Plans
Personnel-related	—	23	(12)	(1)	10
Facility-related	—	5	—	—	5
Other	—	1	(1)	—	—
Total 2020 Plans	—	29	(13)	(1)	15
Total accrued restructuring	$8	$29	$(19)	$(2)	$16
______________________

(a)	Represents non-cash payments in Company stock.

Restructuring charges by segment for the three and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Hotel Franchising	$8	$15
Hotel Management	1	2
Corporate and Other	7	12
Total	$16	$29

Transaction-related, net
The Company incurred transaction-related expenses of $5 million and $11 million during the three months ended June 30, 2020 and 2019, respectively, and $13 million and $18 million during the six months ended June 30, 2020 and 2019, respectively. These expenses were primarily related to integration activities for the acquisition of La Quinta.
Separation-related
Separation-related costs associated with the Company's spin-off from Wyndham Worldwide were not material for the three months ended June 30, 2020 and $1 million for the three months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, the Company incurred separation-related costs associated with its spin-off of $1 million and $22 million, respectively. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

Contract termination
During the second quarter of 2019, the Company incurred a contract termination charge of $9 million in connection with an obligation associated with the expected termination of a hotel-management agreement, which was paid in the second quarter of 2020.

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
The Company also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. Revenues recorded in connection with these agreements were not material for the three and six months ended June 30, 2020 and were $1 million and $3 million for the three and six months ended June 30, 2019, respectively. Such revenues are reported within other revenues on the Condensed Consolidated Statements of Income.
In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $16 million and $27 million for the three months ended June 30, 2020 and 2019, respectively, and $32 million and $48 million for the six months ended June 30, 2020 and 2019, respectively, for a license, development and non-competition agreement. Further, the Company recorded revenues of $4 million and $5 million for the three months ended June 30, 2020 and 2019, respectively, and $7 million and $11 million for the six months ended June 30, 2020 and 2019, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded revenues from a former affiliate for license fees of $1 million for the three months ended June 30, 2020 and 2019, and $3 million for the six months ended June 30, 2020 and 2019. Such fees are recorded within license and other fees on the Condensed Consolidated Statements of Income.

Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $21 million and $22 million as of June 30, 2020 and December 31, 2019, respectively, which were included within other non-current liabilities on its Condensed Consolidated Balance Sheets. The Company also had a $2 million liability due to its former Parent which was included within current liabilities on its Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. In addition, the Company had $4 million of receivables due from former Parent as of June 30, 2020 and December 31, 2019, which were included within current assets on its Condensed Consolidated Balance Sheets.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	(3)	(36)	(39)
Balance as of March 31, 2020	(4)	(62)	(66)
Period change	1	(2)	(1)
Balance as of June 30, 2020	$(3)	$(64)	$(67)

Net of Tax
Balance as of December 31, 2018	$(4)	$(4)	$(8)
Period change	1	(8)	(7)
Balance as of March 31, 2019	(3)	(12)	(15)
Period change	1	(16)	(15)
Balance as of June 30, 2019	$(2)	$(28)	$(30)

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

Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions; the continuation or worsening of the effects from the coronavirus pandemic, (“COVID-19”); its scope and duration and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees and property owners, guests and team members, the hospitality industry and overall demand for travel; the success of our mitigation efforts in response to the COVID-19 pandemic; our performance in any recovery from the COVID-19 pandemic, the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising and management businesses; our relationships with franchisees and property owners; the impact of war, terrorist activity or political strife; concerns with or threats of pandemics, contagious diseases or health epidemics, including the effects of the COVID-19 pandemic and any resurgence of the virus and actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions; risks related to restructuring or strategic initiatives; risks related to our relationship with CorePoint Lodging; our spin-off as a newly independent company; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with covenants thereunder; risks related to our ability to obtain financing, including access to liquidity and capital as a result of COVID-19; and the restrictions on share repurchases and the Company’s ability or plans to pay dividends and to repurchase shares including the timing and amount of any future share repurchases and dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and subsequent reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles ("GAAP") measures, gives a more complete understanding of our operating performance. We use these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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
As a result of the financial impact of COVID-19, we have taken the following preventative measures to conserve our liquidity, strengthen our balance sheet and support our franchisees through these unprecedented times:

•	Suspended our share repurchase program as of March 17, 2020;

•	Workforce reductions, including the elimination of 442 team members across the globe;

•	Advertising reductions;

•	Reduced our quarterly cash dividend per share to $0.08 per share from $0.32 per share in the first quarter of 2020;

•	Capital expenditures reductions to focus on only the highest priority projects;

•	Elimination of all discretionary spend;

•	Temporary closure of our two owned hotels for April and May 2020; and

•	Our Chief Executive Officer elected to forgo his base salary and our Board of Directors ("Board") elected to forgo the cash portion of their fees for a portion of the year.
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

•
Guided owners through the Coronavirus Aid, Relief, and Economic Security Act ("CARES") and its evolving guidance and urged the government to expand and clarify these loan programs, for which the majority of our owners qualify;

•	Provided payment relief by deferring receivables and suspending interest charges and late fees through September 1, 2020; and

•
Revised cleaning protocols and secured critical cleaning and disinfection supplies pursuant to new U.S. Centers for Disease Control and Prevention ("CDC") guidelines through our procurement network at reduced costs for our franchisees as well as funding and deferring repayment of these costs to help our franchisees conserve cash during this pandemic.

For our guests whose travel plans have changed, we have modified cancellation policies, paused Wyndham Rewards point expirations until September 30, 2020 and are maintaining loyalty member level status through the end of 2021.
Nearly 90% of our domestic hotels are located along highways and in suburban and small metro areas. Our brands in the economy and midscale segments are utilized by the truckers, contractors, construction workers, healthcare workers, emergency crews and others who still need overnight accommodations even in this COVID-19 crisis. These travelers are looking for well-known service providers they can depend on for quality and enhanced safety measures. Our recovery is less reliant on air travel or international travel demands which now factor in additional safety concerns for guests, or group business. While we believe our hotels will be able to quickly recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and certain additional intangible assets, such as our trademarks, and our franchised and managed goodwill may be exposed to additional impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS

The table below presents our operating statistics for the three and six months ended June 30, 2020 and 2019. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2020	2019	% Change
Rooms
United States	502,000	508,300	(1%)
International	310,900	308,300	1%
Total rooms	812,900	816,600	—%

	Three Months Ended June 30,
	2020	2019	% Change
RevPAR
United States	$23.19	$50.98	(55%)
International (a)	7.96	32.47	(75%)
Total RevPAR (a)	17.31	44.06	(61%)

	Six Months Ended June 30,
	2020	2019	% Change
RevPAR
United States	$28.33	$45.83	(38%)
International (b)	13.20	30.71	(57%)
Total RevPAR (b)	22.50	40.17	(44%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 75% and total RevPAR decreased 60%.

(b)	Excluding currency effects, international RevPAR decreased 55% and total RevPAR decreased 43%.

Rooms as of June 30, 2020 were unchanged compared to the prior year.

Total RevPAR for the three and six months ended June 30, 2020 decreased 61% to $17.31 and 44% to $22.50, respectively, compared to the prior-year periods due to COVID-19 and the related travel restrictions.

THREE MONTHS ENDED JUNE 30, 2020 VS. THREE MONTHS ENDED JUNE 30, 2019

	Three Months Ended June 30,
	2020	2019	Change
Net revenues	$258	$533	$(275)
Expenses	452	471	(19)
Operating (loss)/income	(194)	62	(256)
Interest expense, net	28	26	2
(Loss)/income before income taxes	(222)	36	(258)
(Benefit)/provision for income taxes	(48)	10	(58)
Net (loss)/income	$(174)	$26	$(200)
Net revenues for the three months ended June 30, 2020, decreased $275 million, or 52%, compared to the prior-year period, primarily driven by:

•
$94 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019;

•	$65 million of lower royalty and franchise fees reflecting a 61% decline in RevPAR due to lower travel demand as a result of COVID-19;

•	$58 million of lower marketing, reservation and loyalty fees (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption), due to the RevPAR decline;

•	$30 million of lower management and other fees primarily due to the temporary closure of our two owned hotels for April and May and due to the RevPAR decline; and

•	$12 million of lower license and other fees due to lower travel demand resulting from COVID-19.
Total expenses for the three months ended June 30, 2020, decreased $19 million, or 4%, compared to the prior-year period, primarily driven by:

•	$94 million of lower cost reimbursement expenses as discussed above;

•	$64 million of lower marketing, reservation and loyalty expenses, primarily due to cost reductions in response to COVID-19;

•	$20 million of lower operating expenses and general and administrative costs, primarily due to cost containment efforts in response to COVID-19;

•	$9 million of lower contract termination costs;

•	$6 million of lower transaction-related expenses; partially offset by

•
$161 million of higher impairment charges, driven by the $206 million of impairment charges during the second quarter of 2020, primarily related to certain of our trademarks, principally La Quinta, as well as goodwill for our owned hotel reporting unit. Such trademark impairments were primarily due to a higher discount rate as a result of increased share price volatility, consistent with the lodging sector and broader equity markets; and

•	$16 million of restructuring charges due to cost saving initiatives implemented in response to COVID-19.
Our effective tax rate decreased to 21.6% on pre-tax loss from 27.8% on pre-tax income during the three months ended June 30, 2020 and 2019, respectively, primarily due to goodwill impairment charges that are nondeductible for tax purposes.
As a result of these items, net income for the three months ended June 30, 2020, decreased $200 million compared to the prior-year period.
The table below is a reconciliation of net income (loss) to adjusted EBITDA.

	Three Months Ended June 30,
	2020	2019
Net (loss)/income	$(174)	$26
(Benefit)/provision for income taxes	(48)	10
Depreciation and amortization	25	27
Interest expense, net	28	26
Stock-based compensation expense	5	4
Impairments, net	206	45
Restructuring costs	16	—
Transaction-related expenses, net	5	11
Separation-related expenses	—	1
Contract termination costs	—	9
Adjusted EBITDA	$63	$159

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

	Net Revenues			Adjusted EBITDA
	2020	2019	% Change	2020	2019	% Change
Hotel Franchising	$182	$331	(45%)	$83	$162	(49%)
Hotel Management	76	201	(62%)	(4)	16	(125%)
Corporate and Other	—	1	n/a	(16)	(19)	n/a
Total Company	$258	$533	(52%)	$63	$159	(60%)

Hotel Franchising

	Three Months Ended June 30,
	2020	2019	% Change
Rooms
United States	460,200	457,600	1%
International	294,500	293,700	—%
Total rooms	754,700	751,300	—%
RevPAR
United States	$23.19	$48.65	(52%)
International (a)	7.66	31.59	(76%)
Total RevPAR (a)	17.05	42.04	(59%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 75% and total RevPAR decreased 59%.
Net revenues decreased $149 million, or 45%, compared to the second quarter of 2019, primarily driven by:

•	$65 million of lower royalty and franchise fees due to the 59% decline in RevPAR primarily as a result of COVID-19 on travel demand;

•
$57 million of lower marketing, reservation and loyalty revenues (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption), due primarily to lower RevPAR; and

•	$12 million of lower license and other fees as a result of the travel demand.
Adjusted EBITDA decreased $79 million, or 49% compared to the second quarter of 2019, primarily driven by the changes in net revenues discussed above, partially offset by:

•	$62 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19; and

•	$9 million of lower operating expenses and general and administrative costs primarily due to cost containment efforts in response to COVID-19.

Hotel Management

	Three Months Ended June 30,
	2020	2019	% Change
Rooms
United States	41,800	50,700	(18%)
International	16,400	14,500	13%
Total rooms	58,200	65,200	(11%)
RevPAR
United States	$23.21	$71.61	(68%)
International (a)	13.78	49.53	(72%)
Total RevPAR (a)	20.67	66.67	(69%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 72% and total RevPAR decreased 69%.
Net revenues decreased $125 million, or 62%, compared to the prior-year period, primarily driven by:

•	$94 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;

•	$21 million of lower owned hotel revenues due to the temporary closure of our owned hotels and lower travel demand as a result of COVID-19; and

•	$9 million of lower management fees primarily due to the 69% decline in RevPAR primarily as a result of COVID-19 on travel demand.
Adjusted EBITDA decreased $20 million, or 125%, compared to the prior-year period, primarily driven by the revenue decreases discussed above, partially offset by $11 million of lower operating expenses, primarily due to cost containment efforts in response to COVID-19.

Corporate and Other
Corporate and Other revenues decreased $1 million during the three months ended June 30, 2020 compared to the same period in 2019, due to the completion of transition services previously in place following our separation from Wyndham Worldwide.
Adjusted EBITDA increased $3 million for the three months ended June 30, 2020 and 2019, primarily due to lower general and administrative costs primarily due to cost containment efforts in response to COVID-19.

SIX MONTHS ENDED JUNE 30, 2020 VS. SIX MONTHS ENDED JUNE 30, 2019

	Six Months Ended June 30,
	2020	2019	Change
Net revenues	$667	$1,001	$(334)
Expenses	805	889	(84)
Operating (loss)/income	(138)	112	(250)
Interest expense, net	54	50	4
(Loss)/income before income taxes	(192)	62	(254)
(Benefit)/provision for income taxes	(40)	15	(55)
Net (loss)/income	$(152)	$47	$(199)
Net revenues for the six months ended June 30, 2020, decreased $334 million, or 33%, compared to the prior-year period, primarily driven by:

•
$123 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019;

•	$74 million of lower royalty and franchise fees reflecting a 44% decline in RevPAR due to lower travel demand as a result of COVID-19;

•	$66 million of lower marketing, reservation and loyalty fees (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption), due to the RevPAR decline;

•	$37 million of lower management and other fees primarily due to the temporary closure of our two owned hotels for April and May and due to the RevPAR decline; and

•	$19 million of lower license and other fees due to lower travel demand resulting from COVID-19.
Total expenses for the six months ended June 30, 2020, decreased $84 million, or 9%, compared to the prior-year period, primarily driven by:

•	$123 million of lower cost reimbursement expenses as discussed above;

•	$74 million of lower marketing, reservation and loyalty expenses, primarily due to cost reductions in response to COVID-19;

•	$35 million of lower operating expenses and general and administrative costs, primarily due to cost containment efforts in response to COVID-19;

•	$21 million of lower separation-related expenses; partially offset by

•
$161 million of higher impairment charges, driven by the $206 million of impairment charges during the second quarter of 2020, primarily related to certain of our trademarks, principally La Quinta, as well as goodwill for our owned hotel reporting unit. Such trademark impairments were primarily due to a higher discount rate as a result of increased share price volatility, consistent with the lodging sector and broader equity markets; and

•	$29 million of higher restructuring charges due to cost saving initiatives implemented in response to COVID-19.
Our effective tax rate decreased to 20.8% on pre-tax loss from 24.2% on pre-tax income during the six months ended June 30, 2020 and 2019, respectively, primarily due to goodwill impairment charges that are nondeductible for tax purposes and the absence of the favorable tax impact from a settlement with state taxing authorities in the first quarter of 2019.
As a result of these items, net income for the six months ended June 30, 2020, decreased $199 million compared to the prior-year period.

The table below is a reconciliation of net income (loss) to adjusted EBITDA.

	Six Months Ended June 30,
	2020	2019
Net (loss)/income	$(152)	$47
(Benefit)/provision for income taxes	(40)	15
Depreciation and amortization	49	56
Interest expense, net	54	50
Stock-based compensation expense	9	7
Impairments, net	206	45
Restructuring costs	29	—
Transaction-related expenses, net	13	18
Separation-related expenses	1	22
Contract termination costs	—	9
Foreign currency impact of highly inflationary countries	1	1
Adjusted EBITDA	$170	$270

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2020 compared to June 30, 2019:

	Net Revenues			Adjusted EBITDA
	2020	2019	% Change	2020	2019	% Change
Hotel Franchising	$425	$600	(29%)	$191	$275	(31%)
Hotel Management	242	398	(39%)	13	31	(58%)
Corporate and Other	—	3	n/a	(34)	(36)	n/a
Total Company	$667	$1,001	(33%)	$170	$270	(37%)

Hotel Franchising

	Six Months Ended June 30,
	2020	2019	% Change
RevPAR
United States	$27.31	$43.24	(37%)
International (a)	12.52	29.60	(58%)
Total RevPAR (a)	21.47	37.95	(43%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 56% and total RevPAR decreased 43%.
Net revenues for the six months ended June 30, 2020, decreased $175 million, or 29%, compared to the prior-year period, primarily driven by:

•	$79 million of lower royalty and franchise fees due to the 43% decline in RevPAR primarily as a result of COVID-19 on travel demand;

•
$65 million of lower marketing, reservation and loyalty revenues (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption), due primarily to lower RevPAR; and

•	$19 million of lower license and other fees due to lower travel demand.
Adjusted EBITDA for the six months ended June 30, 2020, decreased $84 million, or 31%, compared to the prior-year period, primarily driven by the changes in net revenues discussed above, partially offset by:

•	$73 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19; and

•	$18 million of lower operating expenses and general and administrative costs primarily due to cost containment efforts in response to COVID-19.

Hotel Management

	Six Months Ended June 30,
	2020	2019	% Change
RevPAR
United States	$39.11	$68.60	(43%)
International (a)	26.12	52.31	(50%)
Total RevPAR (a)	35.63	64.97	(45%)
______________________

(a)	Excluding currency effects, international RevPAR decreased 47% and total RevPAR decreased 44%.
Net revenues for the six months ended June 30, 2020, decreased $156 million, or 39%, compared to the prior-year period, primarily driven by:

•	$123 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;

•	$26 million of lower owned hotel revenues due to lower travel demand as a result of COVID-19;

•	$11 million of management fees primarily due to the 45% decline in RevPAR primarily as a result of COVID-19 on travel demand; partially offset by

•	$7 million of higher termination fees related to CorePoint Lodging asset sales.
Adjusted EBITDA for the six months ended June 30, 2020, decreased $18 million, or 58%, compared to the prior-year period, primarily driven by the revenue decreases discussed above, partially offset by $12 million in lower operating expenses primarily due to cost containment efforts in response to COVID-19.
Corporate and Other
Corporate and Other revenues decreased $3 million during the six months ended June 30, 2020 compared to the same period in 2019, due to the completion of transition services previously in place following our separation from Wyndham Worldwide.
Adjusted EBITDA increased $2 million for the six months ended June 30, 2020 and 2019, primarily due to $5 million in lower general and administrative costs primarily due to cost containment efforts in response to COVID-19, partially offset by a $3 million decrease in net revenues, as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial condition

	June 30, 2020	December 31, 2019	Change
Total assets	$4,848	$4,533	$315
Total liabilities	3,915	3,321	594
Total stockholders’ equity	933	1,212	(279)

Total assets increased $315 million from December 31, 2019 to June 30, 2020 primarily due to an increase in cash of $570 million due to borrowings under our revolving credit facility, partially offset by impairments of certain intangible assets. Total liabilities increased $594 million from December 31, 2019 to June 30, 2020 primarily due to the borrowings under our revolving credit facility. Total equity decreased $279 million from December 31, 2019 to June 30, 2020 primarily due to our net loss for the period, stock repurchases and dividend payments.

Liquidity and capital resources
Historically, we have used the cash flow generated by our operations to create value for stockholders. Our asset-light business model, with low fixed costs and stable, recurring franchise fee revenue, has generated attractive margins and cash flow. In addition to investments in the business, we would normally expect to return capital to our stockholders through the payment of dividends and/or share repurchases. However, due to the negative impact that COVID-19 is currently having on the travel industry, during March 2020, we suspended share repurchase activity. In addition, we are restricted from making share repurchases under the amendment to our credit facility discussed below. Additionally, although we paid dividends in the first half of 2020, the amount of any future dividend payment is subject to evaluation based on the current economic environment, overall demand for travel and restrictions that may be imposed on us from the amendment to our revolving credit facility agreement.

During March 2020, we borrowed $734 million, representing substantially all of our outstanding availability under our revolving credit facility. We currently do not have any significant additional borrowing capacity and our liquidity is limited to our cash on hand. As of June 30, 2020, we had $664 million of cash on hand. Additionally, in April 2020, we completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, we agreed to maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under our revolving credit facility, pay 25 basis points of higher interest on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event our liquidity is below $300 million. At current monthly cash usage rates, we have in excess of two years of liquidity before triggering the $200 million minimum liquidity covenant per the amended credit agreement.

As of June 30, 2020, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, of which $734 million was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. After the April 2020 amendment discussed above, the revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
As of June 30, 2020, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was an $85 million liability as of June 30, 2020.
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

As of June 2020, our credit rating was Ba1 from Moody's Investors Service and BB from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions. Our industry has seen a significant decline in travel demand due to COVID-19 and if the effects of COVID-19 persist for a prolonged duration, our credit ratings, financial performance and access to credit markets may be negatively impacted. We may not be able to obtain future borrowings on terms as favorable as our existing terms or at all. We believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Cash (used in)/provided by
Operating activities	$(40)	$(137)	$97
Investing activities	(19)	(27)	8
Financing activities	630	(96)	726
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	1	(2)
Net change in cash, cash equivalents and restricted cash	$570	$(259)	$829

Net cash used in operating activities decreased $97 million compared to the prior-year period primarily due to the 2019 payment of $188 million of tax liabilities assumed in the La Quinta acquisition, partially offset by the higher cash used for working capital including an estimated $67 million of support we provided to our franchisees, primarily through deferring franchisee fees, which negatively impacted our cash generation during the second quarter of 2020.

Net cash used in investing activities decreased $8 million compared to the prior-year period, primarily due to lower capital expenditures.

Net cash provided by financing activities increased $726 million compared to the prior-year period, primarily due to proceeds from borrowings on our revolving credit facility in 2020.
Capital deployment

Our primary financial goal is liquidity. We expect to remain prudent in our capital allocation policy through the COVID-19 pandemic and until travel demand begins to normalize. While we believe our current quarterly dividend of $0.08 per share is supportable from a financial profile, we cannot make any assurances as to future dividend payments.
We incurred $29 million of charges related to restructuring initiatives implemented in response to COVID-19, of which $19 million was paid during the six months ended June 30, 2020. These initiatives resulted in a reduction of 442 employees and are comprised primarily of employee separation and facility closure costs. As of June 30, 2020, we had a $15 million liability related to this restructuring plan which is expected to be fully paid by the end of 2021. We expect that annual savings realized will be $50 million to $55 million.

During the six months ended June 30, 2020, we spent $18 million on capital expenditures, primarily related to information technology. During 2020, we anticipate spending approximately $30 million on capital expenditures.

In addition, during the six months ended June 30, 2020, we spent $6 million on development advance notes to acquire new hotel franchise agreements and hotel-management contracts. In an effort to support growth in our business, we intend to continue to provide development advance notes of approximately $25 million. We may also continue to provide other forms of financial support.
In the first half of 2020, we paid $29 million of separation, transaction and contract termination costs incurred in 2019, net of cash proceeds of a previously impaired asset.
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

We repurchased approximately 0.9 million shares at an average price of $51.57 for a cost of $45 million during the six months ended June 30, 2020, all of which was repurchased on or before March 17, 2020, the date we suspended our share repurchase activity due to COVID-19. As of June 30, 2020, we had $191 million of remaining availability under our program.
As a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier.
Dividend policy

We declared cash dividends of $0.32 per share in the first quarter of 2020 and $0.08 per share in the second quarter of 2020 ($38 million in aggregate). The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including the impact of COVID-19 on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Due to the material adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend policy from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. While we believe some form of reduced future dividend is supportable from a financial profile, we cannot make any assurances as the economic environment remains fluid. As a condition of our amended revolving credit agreement, we may be restricted in future dividend payments to $0.01 per share in the event that our liquidity is below $300 million and constrained to $0.16 per share otherwise. However, if we choose to terminate the amendment prior to the second quarter of 2021, these restrictions would be lifted and our quarterly first lien leverage ratio would be reinstated.

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

In April 2020, we completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In exchange, we agreed to restrict share repurchases through the amendment period and to restrict dividend payments to $0.01 per share through the amendment period in the event our liquidity falls below $300 million or constrained to $0.16 per share otherwise. We are also subject to a minimum liquidity covenant of $200 million during the amendment period.

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

As of June 30, 2020, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to $5 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which consists of our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $1.2 billion as of June 30, 2020. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $12 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2020. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2020, the absolute notional amount of our outstanding foreign exchange hedging instruments was $89 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of June 30, 2020, we had total net assets of $7 million in Argentina.
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

(b)
Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The effects of the outbreak of the novel coronavirus (“COVID-19”) have disrupted the operations of our franchisees, property owners and us, which have had and are expected to continue to have a negative adverse effect on our business, financial condition, results of operations and stock price.

In December 2019, COVID-19 was identified in Wuhan, China, in March 2020, it was recognized as a pandemic by the World Health Organization and, subsequently, the President of the United States declared a National Emergency throughout the United States attributable to the COVID-19 pandemic and State and local governments proceeded to implement shelter-in-place orders and other restrictions to contain the spread of COVID-19 that currently remain in place. COVID-19 continues to have an unprecedented impact on the global economy and the hospitality industry due to these travel restrictions, resulting in cancelled and reduced travel and complete and partial suspensions of hotel operations and hotel closures for an indefinite period, including ongoing disruptions to the operations of our franchisees, property owners and us, all of which has had, and is expected to continue to have, a negative adverse effect on our business, financial condition, including cash flow and liquidity, results of operations, outlook, plans, growth and stock price. While many states have begun phased re-openings, several states that began phased re-openings have re-implemented restrictions in response to a surge in COVID-19 cases. We expect that RevPAR declines may continue for some time.
Significant risks include:

•
Revenues and Expenses: Due to the spread of COVID-19, we have experienced significant decreases in demand and RevPAR. The negative effects of COVID-19 have and will continue to negatively impact our revenues and profitability and the amount of management and franchise fees revenues we are able to generate from our franchised and managed properties. In addition, the impact of COVID-19 is making it difficult for our franchisees and property owners to satisfy operating needs and could make it difficult for them to satisfy their debt obligations to us or others or obtain financing on favorable terms, or at all, which could generally impact their cost and our ability to increase revenue in the future. In addition, if a significant number of hotels exit our system as a result of COVID-19, our revenues and liquidity could be adversely affected. COVID-19 could also materially impact other non-hotel related sources of revenues for us, including, for example, our fees from our co-branded credit card arrangement or our license fee revenues. We could be further required to test our intangible assets or goodwill for impairments due to reduced revenues or cash flows.

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

•
Capital Markets Impact: The global stock markets have, and may continue to, experience volatility as a result of COVID-19. The price of our common stock has been volatile in recent months and has experienced periods of significant declines. The significant uncertainty created by the impact of COVID-19 has caused the global economy, business confidence and consumer confidence to have, and likely continue to have, a significant effect on the market price of securities generally, including on our common stock. In addition, we are restricted in our ability to repurchase shares and limited in our ability to make dividend payments.

Despite the steps we have taken to assess and mitigate the impact of COVID-19 on our business, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, among other things:

•
the scope and duration of the pandemic, including any additional resurgence in the number of COVID-19 cases, and its impact on our business operations, financial results, outlook, plans, growth, cash flows and liquidity, as well as the impact on our franchisees and property owners and their operations, our guests and our team members, the hospitality industry and the overall demand for travel;

•	new information which may emerge concerning the severity and impact of COVID-19;

•
the actions necessary to contain COVID-19 or respond to its impact, including the need for us or our franchisees and property owners to quarantine team members, employees of our franchisees or our guests or impacted areas that may be affected;

•
the impact of the resurgence of the number of COVID-19 cases and the potential resulting re-implementation of restrictions and a renewed or greater unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19;

•	the timing and availability of vaccinations and other treatments for COVID-19;

•	general economic and competitive conditions;

•	the continuation or worsening of the effects from COVID-19;

•
the success of mitigation efforts in response to COVID-19 by our franchisees, property owners, and us, including the actions described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report;

•	actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions and the success of those actions;

•	our performance in any recovery from COVID-19 or any resurgence;

•	our relationships with franchisees and property owners;

•	continued access to liquidity, capital and financing as a result of COVID-19 and the terms and cost thereof, as well as our credit rating;

•	potential exposure to additional impairments to certain intangible assets, such as our trademarks and our franchised and managed goodwill;

•	our ability to maintain our financial reporting processes and related controls since many team members are working remotely;

•	the diversion of management’s attention from the business if any key team member becomes ill from COVID-19 or unable to work;

•	the size and length of the resulting unemployment rates and changes in consumer preferences, discretionary spending and confidence;

•	the ability of our franchisees and property owners to successfully respond to the adverse effects of the pandemic and our and their ability to comply with our respective agreements;

•
the potential of our franchisees and property owners to declare bankruptcy or cause their lenders to declare a default, accelerate debt or foreclose on the property, which could result in the termination of our franchise or management agreements and impact our current earnings, future earnings and overall financial condition;

•	potential exposure to make payments to third-parties to whom we made financial guarantees;

•	the length of the recovery period after the COVID-19 pandemic abates, including the time it takes for demand and pricing to stabilize and normal economic and operating conditions to resume;

•	the impact on our contracts with our partners, including force majeure provisions;

•	labor markets and activities or additional demands or requests from labor unions or labor disputes or disruptions;

•
unexpected additional costs and expenses incurred by us, franchisees and property owners related to the effects of COVID-19 and steps taken to counteract future outbreaks, including enhanced health and hygiene or social distancing requirements;

•
the effects of any steps we take to reduce operating costs as a result of COVID-19, which may affect, among other things, our brand reputation, our ability to operate the company, our ability to attract and retain team members and guest experience and loyalty; and the effect of any steps we, franchisees and property owners take to counteract future outbreaks of COVID-19 or other pandemics and epidemics;

•	potential exposure related to guests or team members who may contract COVID-19.

The potential effects of COVID-19 cannot be predicted in terms of duration or impact and could intensify or otherwise affect many of our other risk factors that are contained in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2018, our Board of Directors ("Board") authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. On March 17, 2020, we suspended our share repurchase activity and as a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier. As such, there were no stock repurchases during the three months ended June 30, 2020.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: July 29, 2020	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: July 29, 2020	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
10.1*	Separation and Release Agreement, executed May 5, 2020, by and between Wyndham Hotels & Resorts, Inc. and Robert Loewen
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.