Form 10-Q
period 2020-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2020-10-29
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
93,167,022 shares of common stock outstanding as of September 30, 2020.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related condensed consolidated statements of income (loss), comprehensive income (loss), cash flows, and equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
October 29, 2020

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues
Royalties and franchise fees	$96	$140	$250	$368
Marketing, reservation and loyalty	99	167	288	421
Management and other fees	12	12	50	88
License and other fees	21	35	63	97
Cost reimbursements	82	161	274	476
Other	27	45	79	111
Net revenues	337	560	1,004	1,561
Expenses
Marketing, reservation and loyalty	107	160	311	437
Operating	25	43	82	124
General and administrative	28	33	82	98
Cost reimbursements	82	161	274	476
Depreciation and amortization	24	26	73	81
Impairments, net	—	—	206	45
Restructuring	—	—	29	—
Transaction-related, net	—	12	13	30
Separation-related	—	—	1	22
Contract termination	—	34	—	43
Total expenses	266	469	1,071	1,356
Operating income/(loss)	71	91	(67)	205
Interest expense, net	29	25	83	76
Income/(loss) before income taxes	42	66	(150)	129
Provision/(benefit) for income taxes	15	21	(25)	36
Net income/(loss)	$27	$45	$(125)	$93

Earnings/(loss) per share
Basic	$0.29	$0.47	$(1.34)	$0.95
Diluted	0.29	0.47	(1.34)	0.95

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$27	$45	$(125)	$93
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	1	(1)	—	1
Unrealized gains/(losses) on cash flow hedges	4	(3)	(35)	(27)
Other comprehensive income/(loss), net of tax	5	(4)	(35)	(26)
Comprehensive income/(loss)	$32	$41	$(160)	$67

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$735	$94
Trade receivables, net	324	304
Prepaid expenses	42	48
Other current assets	39	53
Total current assets	1,140	499
Property and equipment, net	284	307
Goodwill	1,525	1,539
Trademarks, net	1,203	1,395
Franchise agreements and other intangibles, net	522	551
Other non-current assets	220	242
Total assets	$4,894	$4,533
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	41	30
Deferred revenues	78	132
Accrued expenses and other current liabilities	241	279
Total current liabilities	381	462
Long-term debt	2,814	2,101
Deferred income taxes	323	387
Deferred revenues	161	151
Other non-current liabilities	252	220
Total liabilities	3,931	3,321
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 600.0 shares, 100.8 and 100.6 issued and outstanding at September 30, 2020 and December 31, 2019	1	1
Treasury stock, at cost – 7.7 and 6.8 shares at September 30, 2020 and December 31, 2019	(408)	(363)
Additional paid-in capital	1,498	1,488
Retained earnings/(accumulated deficit)	(66)	113
Accumulated other comprehensive loss	(62)	(27)
Total stockholders’ equity	963	1,212
Total liabilities and stockholders' equity	$4,894	$4,533

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss)/income	$(125)	$93
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	73	81
Impairments, net	209	45
Deferred income taxes	(52)	(12)
Stock-based compensation	15	15
Net change in assets and liabilities:
Trade receivables	(32)	(46)
Prepaid expenses	6	(6)
Other current assets	6	(16)
Accounts payable, accrued expenses and other current liabilities	5	57
Payment of tax liability assumed in La Quinta acquisition	—	(188)
Deferred income	(43)	1
Payments of development advance notes, net	(11)	(10)
Other, net	6	(5)
Net cash provided by operating activities	57	9
Investing activities
Property and equipment additions	(23)	(35)
Issuance of loans, net	(1)	(2)
Net cash used in investing activities	(24)	(37)
Financing activities
Proceeds from borrowings	1,244	—
Principal payments on long-term debt	(522)	(12)
Finance lease payments	(4)	(4)
Debt issuance costs	(10)	—
Capital contribution from former Parent	—	68
Dividends to shareholders	(45)	(84)
Repurchases of common stock	(50)	(168)
Net share settlement of incentive equity awards	(4)	(5)
Other, net	—	1
Net cash provided by/(used in) financing activities	609	(204)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	641	(232)
Cash, cash equivalents and restricted cash, beginning of period	94	366
Cash, cash equivalents and restricted cash, end of period	$735	$134
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net income	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	4	—	—	4
Cumulative effect of change in accounting standard	—	—		—	(10)	—	(10)
Balance as of March 31, 2020	93	1	(408)	1,490	95	(66)	1,112
Net loss	—	—	—	—	(174)	—	(174)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	—	(8)	—	(8)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	(1)	1	—	—
Balance as of June 30, 2020	93	1	(408)	1,493	(86)	(67)	933
Net income	—	—	—	—	27	—	27
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(7)	—	(7)
Change in deferred compensation	—	—	—	5	—	—	5
Balance as of September 30, 2020	93	$1	$(408)	$1,498	$(66)	$(62)	$963

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2018	98	$1	$(119)	$1,475	$69	$(8)	$1,418
Net income	—	—	—	—	21	—	21
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(44)	—	—	—	(44)
Change in deferred compensation	—	—	—	5	—	—	5
Other	—	—	(1)	1	—	—	—
Balance as of March 31, 2019	97	1	(164)	1,481	61	(15)	1,364
Net income	—	—	—	—	26	—	26
Other comprehensive loss	—	—	—	—	—	(15)	(15)
Dividends	—	—	—	—	(28)	—	(28)
Repurchase of common stock	(1)	—	(50)	—	—	—	(50)
Net share settlement of incentive equity awards	—	—	—	(4)	—	—	(4)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	1	—	—	1
Balance as of June 30, 2019	96	1	(214)	1,484	59	(30)	1,300
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Dividends	—	—	—	—	(28)	—	(28)
Repurchase of common stock	(1)	—	(75)	—	—	—	(75)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of September 30, 2019	95	$1	$(289)	$1,487	$77	$(34)	$1,242
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

3. REVENUE RECOGNITION
Deferred revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Deferred initial franchise fee revenues	$137	$136
Deferred loyalty program revenues	75	86
Deferred co-branded credit card program revenues	6	34
Deferred hotel management fee revenues	1	—
Deferred other revenues	20	27
Total	$239	$283

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
As a result of the negative impact that the coronavirus pandemic (“COVID-19”) has had on travel demand, the Company’s assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, have changed. Accordingly, the Company recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2020.
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

	10/1/2020 - 9/30/2021	10/1/2021 - 9/30/2022	10/1/2022 - 9/30/2023	Thereafter	Total
Initial franchise fee revenues	$22	$9	$8	$98	$137
Loyalty program revenues	39	23	11	2	75
Co-branded credit card program revenues	6	—	—	—	6
Hotel management fee revenues	1	—	—	—	1
Other revenues	10	2	1	7	20
Total	$78	$34	$20	$107	$239

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Hotel Franchising
Royalties and franchise fees	$91	$136	$234	$359
Marketing, reservation and loyalty	99	166	287	418
License and other fees	21	35	63	97
Other	25	42	77	105
Total Hotel Franchising	236	379	661	979

Hotel Management
Royalties and franchise fees	5	4	16	9
Marketing, reservation and loyalty	—	1	1	3
Owned hotel revenues	5	18	29	67
Management fees (a)	7	(6)	21	21
Cost reimbursements	82	161	274	476
Other	2	2	2	2
Total Hotel Management	101	180	343	578

Corporate and Other	—	1	—	4

Net revenues	$337	$560	$1,004	$1,561
_____________________
(a)    2019 periods include a $20 million fee credit for past services with a customer. See Note 14 - Other Expenses and Charges for more information.

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2020 and December 31, 2019, capitalized contract costs were $31 million and $33 million, respectively, of which $6 million and $8 million, respectively, were included in other current assets, and $25 million for both periods were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings (loss) per share (“EPS”) is based on net income (loss) divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$27	$45	$(125)	$93

Basic weighted average shares outstanding	93.3	96.2	93.4	97.0
Stock options and restricted stock units (“RSUs”) (a)	0.1	0.1	—	0.2
Diluted weighted average shares outstanding	93.4	96.3	93.4	97.2

Earnings/(loss) per share:
Basic	$0.29	$0.47	$(1.34)	$0.95
Diluted	0.29	0.47	(1.34)	0.95

Dividends:
Cash dividends declared per share	$0.08	$0.29	$0.48	$0.87
Aggregate dividends paid to shareholders	$7	$28	$45	$84
_____________________
(a)    Due to the anti-dilutive effect resulting from the reported net loss for the nine months ended September 30, 2020, 0.1 million of anti-dilutive shares were omitted from the calculation of weighted average shares outstanding for the period.

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2020	6.8	$363	$53.67
For the nine months ended September 30, 2020	0.9	45	51.57
As of September 30, 2020	7.7	$408	$53.43

The Company had $191 million of remaining availability under its program as of September 30, 2020. On March 17, 2020, the Company suspended its share repurchase activity and as a condition of the amendment to its revolving credit agreement, the Company is restricted from repurchasing shares of its stock until the waiver amendment expires at the beginning of the second quarter of 2021, unless the Company elects to terminate the amendment earlier.

5. ACCOUNTS RECEIVABLE
Allowance for doubtful accounts
The Company generates trade receivables in the ordinary course of its business and provides for estimated bad debts on such receivables. The Company adopted the new accounting guidance, ASU 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020. As a result of adopting the new guidance, the Company recorded a $10 million (net of a $2 million income tax benefit) cumulative effect adjustment to retained earnings at January 1, 2020. Since adoption, the Company measures the expected credit losses of its receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for periods ranging from seven to ten years to estimate its expected credit losses. As such, the Company measures the expected credit losses of its receivables by segment and geographical area. Beginning January 1, 2020, the Company provides an estimate of expected credit losses for its receivables immediately upon origination or acquisition and may adjust this estimate in subsequent reporting periods as required. When the

Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s trade receivables which may be material.
The following table sets forth the activity in the Company's allowance for doubtful accounts on trade accounts receivables for the nine months ended:

September 30, 2020
Beginning balance	$47
Cumulative effect of change in accounting standard	12
Provision for doubtful accounts	32
Bad debt write-offs	(17)
Ending balance	$74

Notes receivable
The Company had notes receivables of $16 million, net of a $2 million allowance as of September 30, 2020. For a significant portion of such notes receivables, the Company has received personal guarantees from the owners of these hotels. In addition, the Company had $17 million of notes receivables which are fully offset in deferred revenues.

6. LONG-LIVED ASSETS
Property, plant and equipment
As a result of COVID-19 and the related governmental preventative and protective actions to slow the spread of the virus, the travel industry is continuing to experience a sharp decline in travel demand. As a result, the Company closed its two owned hotels temporarily for April and May 2020. Due to the temporary closure of such hotels and the continued decrease in travel demand, the Company has evaluated the recoverability of its net property plant and equipment associated with its two owned hotels for impairment in each of the quarters of 2020 and believes that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows, on an undiscounted basis, from such assets.
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
Property, plant and equipment, net as of September 30, 2020 and December 31, 2019 was $284 million and $307 million, respectively.
Intangible assets
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed an impairment analysis on all its intangible assets in the second quarter of 2020. The Company evaluated the carrying value of each of its indefinite-lived intangible assets compared to their respective estimated fair values. The fair value of each of its indefinite-lived intangible assets is estimated using a discounted cash flow methodology. The Company also evaluated the recoverability of its amortizable intangible assets by comparing the respective carrying values of the assets to the future expected cash flows on an undiscounted basis, to be generated from such assets. The Company has determined through such analyses that certain of its trademarks, as well as, goodwill associated with its owned hotel reporting unit were impaired. Accordingly, the Company recorded impairment charges totaling $205 million in the second quarter of 2020 to reduce the carrying value of those assets to their estimated fair values. Such charges were reported within impairments, net on the Condensed Consolidated Statement of Income and $191 million and $14 million were charged to the hotel franchising segment and the hotel management segment, respectively.

The following is the breakout of the intangible impairment charges recorded in the second quarter of 2020:

Intangible Asset	Book Value	Impairment Charges	Adjusted Fair Value
Owned hotel reporting unit goodwill	$14	$(14)	$—
La Quinta trademark	710	(155)	555
Other trademarks (a)	103	(36)	67
Total	$827	$(205)	$622
_____________________
(a)    Represents the impairments of three of the Company's trademarks.

During the third quarter of 2020, the Company has determined through its analysis, that for its intangible assets and goodwill, it is more likely than not that the fair value of its goodwill and trademarks and the future expected cash flows on an undiscounted basis for its franchise agreements and management contracts are in excess of their carrying values. However, should the current effects of COVID-19 persist for a prolonged duration, the Company's results of operations may continue to be negatively impacted and its intangible assets within its hotel franchising and hotel management reporting units may be exposed to future impairments. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of its remaining goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.
Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$14	$1,525	$1,539	$—	$1,539

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,202			$1,393

Amortized intangible assets:
Franchise agreements	$895	$480	$415	$895	$460	$435
Management agreements	136	30	106	137	23	114
Trademarks	2	1	1	3	1	2
Other	2	1	1	3	1	2
	$1,035	$512	$523	$1,038	$485	$553

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $5 million for the three months ended September 30, 2020 and 2019, and $13 million and $12 million for the nine months ended September 30, 2020 and 2019, respectively.
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
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed a qualitative assessment on its development advance notes and determined that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows as of September 30, 2020.
The following tables set forth the amounts recorded on the Company's Condensed Consolidated Financial Statements related to development advance notes:

Condensed Consolidated Balance Sheets:	September 30, 2020	December 31, 2019
Development advance notes (a)	$88	$84
_____________________
(a)    Included within other non-current assets.

Condensed Consolidated Statements of Income:	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Forgiveness of notes (a)	$2	$2	$7	$6
Bad debt expense related to notes	—	—	1	2
Interest earned on unpaid notes	—	—	—	1
______________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2020	2019
Payments of development advance notes	$(11)	$(11)
Proceeds from development advance notes	—	1
Payments of development advance notes, net	$(11)	$(10)

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
The Company received income tax refunds, net of payments, of $17 million and made cash income tax payments, net of refunds, of $53 million for the nine months ended September 30, 2020 and 2019, respectively. The 2019 payments exclude $188 million of tax payments related to assumed liabilities in connection with the La Quinta acquisition.
The Company’s effective tax rates were 35.7% and 31.8% during the three months ended September 30, 2020 and 2019, respectively. The increase was primarily due to higher foreign taxes which is impacted by the jurisdictional mix of earnings and losses in any given period as the foreign jurisdictions in which the Company operates have tax rates that differ from the U.S. statutory rate and a non-deductible payment the Company agreed to make in 2019 related to the La Quinta acquisition.
The Company’s effective tax rates were 16.7% on pre-tax loss and 27.9% on pre-tax income during the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily related to goodwill impairment charges that are nondeductible for tax purposes and the absence of the favorable tax impact from a settlement with state taxing authorities in the first quarter of 2019, partially offset by a non-deductible payment the Company agreed to make in 2019 related to the La Quinta acquisition.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2020		December 31, 2019
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$234	2.75%	$—
Term loan (due May 2025)	1,558	3.20%	1,568	4.00%
5.375% senior unsecured notes (due April 2026)	495	5.38%	494	5.38%
4.375% senior unsecured notes (due August 2028)	492	4.38%	—
Finance leases	56	4.50%	60	4.50%
Total long-term debt	2,835		2,122
Less: Current portion of long-term debt	21		21
Long-term debt	$2,814		$2,101
______________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $23 million and $18 million as of September 30, 2020 and December 31, 2019, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.
Maturities and capacity
The Company’s outstanding debt as of September 30, 2020 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	255
Between 3 and 4 years	22
Between 4 and 5 years	1,500
Thereafter	1,016
Total	$2,835

As of September 30, 2020, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	234
Less: Letters of credit	15
Available capacity	$501

Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million as of September 30, 2020 and December 31, 2019.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of September 30, 2020, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.53% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.38%. The variable rates of the swap agreements are based on one-month

LIBOR. The aggregate fair value of these interest rate swaps was a liability of $79 million and $34 million as of September 30, 2020 and December 31, 2019, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $7 million and $15 million of expense for the three and nine months ended September 30, 2020, respectively, and $1 million for the three and nine months ended September 30, 2019. There was no hedging ineffectiveness recognized in the nine months ended September 30, 2020 and 2019. The Company expects to reclassify approximately $26 million of losses from accumulated other comprehensive income ("AOCI") (loss) to interest expense during the next 12 months.
4.375% senior unsecured notes
In August 2020, the Company issued $500 million of senior unsecured notes, which mature in 2028 and bear interest at a rate of 4.375% per year, for net proceeds of $492 million. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. The Company used the net cash proceeds from the notes to reduce the borrowings outstanding under its revolving credit facility.
Revolving credit facility
In April 2020, the Company completed an amendment to its revolving credit facility agreement to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, the Company agreed to maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under the Company's revolving credit facility, pay a higher interest rate on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event the Company's liquidity is below $300 million.
Interest expense, net
Wyndham Hotels incurred net interest expense of $29 million and $25 million for the three months ended September 30, 2020 and 2019, respectively, and $83 million and $76 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid related to such interest was $71 million and $69 million for the nine months ended September 30, 2020 and 2019, respectively.

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

	September 30, 2020
	Carrying Amount	Estimated Fair Value
Debt	$2,835	$2,801

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
Foreign currency risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized gains of $2 million in income from freestanding foreign currency exchange contracts for the three months ended September 30, 2020 and recognized immaterial losses for the nine months ended September 30, 2020. Losses recognized in income from freestanding foreign currency exchange contracts were $2 million and $3 million during the three and nine months ended September 30, 2019, respectively. Such gains or losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for Argentina as a highly inflationary economy. Foreign currency exchange losses related to Argentina were $1 million and $2 million for the three and nine months ended September 30, 2020, respectively. The Company incurred foreign currency exchange losses related to Argentina of $3 million and $4 million during the three and nine months ended September 30, 2019, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of September 30, 2020, the Company is aware of approximately 40 cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $8 million and $7 million as of September 30, 2020 and December 31, 2019, respectively. The Company also had receivables of $1 million and $2 million as of September 30, 2020 and December 31, 2019, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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
As a result of the significant economic impacts of COVID-19, on June 30, 2020, the Company provided notice of termination of its remaining managed hotel performance guarantee pursuant to a force majeure provision in the hotel-management agreement. The notice provides for termination of the management agreement as of the 90th day following the notice date. Such termination has not yet occurred as the hotel’s owner and the Company are engaged in alternate dispute resolution. As a result of the Company’s notice of termination of the management agreement, the Company’s receivable of $4 million became fully impaired as of June 30, 2020 and the charge was recorded within impairments, net on the Condensed Consolidated Statements of Income. As of December 31, 2019, the Company had a total receivable of $5 million, of which $1 million was included in other current assets and $4 million was included in other non-current assets on its Condensed Consolidated Balance Sheet. Such receivable was the result of payments previously made under the guarantee that were subject to recapture and which the Company believed, pre COVID-19, were recoverable from future operating performance.
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

12. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2020, 5.8 million shares remained available.
Incentive equity awards granted by the Company
Wyndham Hotels’ Board of Directors approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2020 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2019	0.8		$55.75	0.1		$52.44
Granted (a)	0.6		53.01	0.1		53.40
Vested	(0.3)		56.10	—		—
Canceled	(0.2)		54.76	—		—
Balance as of September 30, 2020	0.9	(b)	$54.16	0.2	(c)	$52.93
______________________
(a)Represents awards granted by the Company primarily in February 2020.
(b)RSUs outstanding as of September 30, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $41 million, which is expected to be recognized over a weighted average period of 2.9 years.
(c)PSUs outstanding as of September 30, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $9 million, which may be recognized over a weighted average period of 1.9 years.
The activity related to stock options granted by the Company for the nine months ended September 30, 2020 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	0.9		$56.96
Granted	0.6		53.40
Exercised	—		—
Canceled	(0.1)		54.72
Expired	—		—
Outstanding as of September 30, 2020	1.4		$55.57	5.8	$—
Unvested as of September 30, 2020	1.0	(a)	$54.54	5.9	$—
Exercisable as of September 30, 2020	0.4		$57.94	5.4	$—
______________________
(a)Unvested options as of September 30, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $8 million, which is expected to be recognized over a weighted average period of 2.8 years.

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

Stock-based compensation expense
Stock-based compensation expense was $5 million and $4 million for the three months ended September 30, 2020 and 2019, respectively. Further, stock-based compensation expense was $15 million for the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, $1 million was recorded within restructuring costs and for the nine months ended September 30, 2019, $4 million was recorded within separation-related costs on the Condensed Consolidated Statements of Income.

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

	Three Months Ended September 30,
	2020		2019
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$236	$117	$379	$195
Hotel Management	101	2	180	13
Total Reportable Segments	337	119	559	208
Corporate and Other	—	(18)	1	(18)
Total Company	$337	$101	$560	$190

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019
Net income	$27	$45
Provision for income taxes	15	21
Depreciation and amortization	24	26
Interest expense, net	29	25
Stock-based compensation expense	5	4
Transaction-related expenses, net	—	12
Contract termination costs	—	34
Transaction-related item	—	20
Foreign currency impact of highly inflationary countries	1	3
Adjusted EBITDA	$101	$190

	Nine Months Ended September 30, 2020
	2020		2019
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$661	$308	$979	$470
Hotel Management	343	14	578	45
Total Reportable Segments	1,004	322	1,557	515
Corporate and Other	—	(51)	4	(54)
Total Company	$1,004	$271	$1,561	$461

The table below is a reconciliation of net income (loss) to adjusted EBITDA.

	Nine Months Ended September 30, 2020
	2020	2019
Net (loss)/income	$(125)	$93
(Benefit)/provision for income taxes	(25)	36
Depreciation and amortization	73	81
Interest expense, net	83	76
Stock-based compensation expense	14	11
Impairments, net	206	45
Restructuring costs	29	—
Transaction-related expenses, net	13	30
Separation-related expenses	1	22
Contract termination costs	—	43
Transaction-related item	—	20
Foreign currency impact of highly inflationary countries	2	4
Adjusted EBITDA	$271	$461

14. OTHER EXPENSES AND CHARGES
Impairments, net
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company reviewed its intangible assets for potential impairment and determined that the carrying value of certain intangible assets were in excess of their fair values. Accordingly, the Company recorded impairment charges of $205 million, in the second quarter of 2020, primarily related to certain trademarks and goodwill associated with its owned hotel reporting unit. See Note 6 - Long-Lived Assets for more information. Additionally, in the second quarter of 2020, the Company incurred a $4 million non-cash impairment charge for the write-off of a receivable as a result of the Company’s notice of termination of an unprofitable management agreement. See Note 11 - Commitments and Contingencies for more information. In the second quarter of 2020, the Company also received $3 million of cash related to a previously impaired asset. These charges were all reported within impairments, net on the Condensed Consolidated Statement of Income.
During the second quarter of 2019, the Company incurred a non-cash net impairment charge associated with the planned termination of a hotel-management arrangement, which is comprised of a $48 million write-off of receivables, a $10 million write-off of a guarantee asset and the derecognition of a $13 million guarantee liability.
Restructuring
The Company incurred $29 million of charges during the nine months ended September 30, 2020, related to three restructuring initiatives implemented in response to COVID-19. The first quarter of 2020 plan resulted in a reduction of 262 employees for a charge of $13 million. During the second quarter of 2020, the Company initiated another plan to further reduce headcount by 180 employees and to consolidate its corporate facilities resulting in a charge of $16 million. During the third quarter of 2020, the Company initiated another restructuring plan to further reduce headcount by 186 full and part-time employees, primarily at the Company's owned hotels, resulting in a charge of less than $1 million. In addition, during the fourth quarter of 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. Below is the activity for the nine months ended September 30, 2020 relating to restructuring activities by plan:

		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Other (a)	Liability as of September 30, 2020
2019 Plan
Personnel-related	$8	$—	$(6)	$(1)	$1
2020 Plans
Personnel-related	—	23	(17)	(1)	5
Facility-related	—	5	(1)	—	4
Other	—	1	(1)	—	—
Total 2020 Plans	—	29	(19)	(1)	9
Total accrued restructuring	$8	$29	$(25)	$(2)	$10
______________________
(a)Represents non-cash payments in Company stock.
Restructuring charges by segment for the nine months ended September 30, 2020 were as follows:

Nine Months Ended September 30, 2020
Hotel Franchising	$15
Hotel Management	2
Corporate and Other	12
Total	$29

Transaction-related, net
Transaction-related expenses incurred by the Company were not material during the three months ended September 30, 2020 and $12 million during the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the Company incurred transaction-related expenses of $13 million and $30 million, respectively. These expenses were primarily related to La Quinta integration activities during 2020 and in 2019, reflects costs associated with La Quinta integration activities as well as tax matters associated with the 2018 acquisition of La Quinta.
Separation-related
Separation-related costs associated with the Company's spin-off from Wyndham Worldwide were $1 million and $22 million for the nine months ended September 30, 2020 and 2019, respectively. These costs primarily consist of severance, stock-based compensation and other employee-related costs.

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
CorePoint agreement
In October 2019, the Company entered into an agreement with CorePoint Lodging Inc. ("CorePoint"), a franchisee with which the Company also has hotel-management agreements, to resolve open issues between the two companies. As part of the agreement, the Company recorded a $20 million fee credit for past services in the third quarter of 2019, representing payments it was required to make to CorePoint pursuant to the agreement. Such charge is reflected as a reduction to hotel management revenues on the Condensed Consolidated Statements of Income. In addition, the two companies also agreed to finalize outstanding tax matters related to the acquisition of La Quinta. As a result, the Company also recorded a $6 million charge in the third quarter of 2019 related to the resolution of the tax matters, which is reflected in transaction-related costs on the Condensed Consolidated Statements of Income. The Company paid $5 million and $18 million to CorePoint in the nine months ended September 30, 2020 and the full year 2019, respectively, related to such charges; the remaining amounts are expected to be paid through 2021.

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
The Company also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. Revenues recorded in connection with these agreements were not material for the three and nine months ended September 30, 2020 and were $1 million and $4 million for the three and nine months ended September 30, 2019, respectively. Such revenues are reported within other revenues on the Condensed Consolidated Statements of Income.
In addition, Wyndham Hotels recorded revenues from Wyndham Destinations in the amount of $16 million and $29 million for the three months ended September 30, 2020 and 2019, respectively, and $49 million and $76 million for the nine months ended September 30, 2020 and 2019, respectively, for a license, development and non-competition agreement. Further, the Company recorded revenues of $3 million and $4 million for the three months ended September 30, 2020 and 2019, respectively, and $10 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded revenues from a former affiliate for license fees of $2 million for the three months ended September 30, 2020 and 2019, and $4 million and $6 million for the nine months ended September 30, 2020 and 2019, respectively. Such fees are recorded within license and other fees on the Condensed Consolidated Statements of Income.
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $19 million and $22 million as of September 30, 2020 and December 31, 2019, respectively, which were included within other non-current liabilities on its Condensed Consolidated Balance Sheets. The Company also had a $4 million and $2 million liability due to its former Parent which was included within current liabilities on its Condensed Consolidated

Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company had $4 million of receivables due from former Parent as of September 30, 2020 and December 31, 2019, which were included within current assets on its Condensed Consolidated Balance Sheets.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	(3)	(36)	(39)
Balance as of March 31, 2020	(4)	(62)	(66)
Period change	1	(2)	(1)
Balance as of June 30, 2020	(3)	(64)	(67)
Period change	1	4	5
Balance as of September 30, 2020	$(2)	$(60)	$(62)

Net of Tax
Balance as of December 31, 2018	$(4)	$(4)	$(8)
Period change	1	(8)	(7)
Balance as of March 31, 2019	(3)	(12)	(15)
Period change	1	(16)	(15)
Balance as of June 30, 2019	(2)	(28)	(30)
Period change	(1)	(3)	(4)
Balance as of September 30, 2019	$(3)	$(31)	$(34)

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions; the continuation or worsening of the effects from the coronavirus pandemic, (“COVID-19”); its scope and duration and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees and property owners, guests and team members, the hospitality industry and overall demand for travel; the success of our mitigation efforts in response to the COVID-19 pandemic; our performance in any recovery from the COVID-19 pandemic, the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising and management businesses; our relationships with franchisees and property owners; the impact of war, terrorist activity or political strife; concerns with or threats of pandemics, contagious diseases or health epidemics, including the effects of the COVID-19 pandemic and any resurgence of the virus and actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions; risks related to restructuring or strategic initiatives; risks related to our relationship with CorePoint Lodging; our spin-off as a newly independent company; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing, including access to liquidity and capital as a result of COVID-19; and the Company's limitations related to share repurchases and ability to pay dividends under its credit facility and the timing and amount of any future dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") and subsequent reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.
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
As a result of the financial impact of COVID-19, we have taken the following preventative measures to conserve our liquidity, strengthen our balance sheet and support our franchisees through these unprecedented times:
◦Issued $500 million of senior unsecured notes at 4.375% due in August 2028;
◦Suspended our share repurchase program as of March 17, 2020;
◦Reduced our quarterly cash dividend per share to $0.08 per share from $0.32 per share in the first quarter of 2020;
◦Workforce reductions, including the elimination of 628 team members across the globe;
◦Advertising reductions and elimination of all discretionary spend;
◦Capital expenditures reductions to focus on only the highest priority projects;
◦Temporary closure of our two owned hotels for April and May 2020; and
◦Our Chief Executive Officer elected to forgo his base salary and our Board of Directors ("Board") elected to forgo the cash portion of their fees for a portion of the year.
Our franchisees’ financial health and long-term success is a top priority for us, and we have taken the following proactive steps to help them preserve cash during this period:
◦Suspended non-room revenue related fees, such as Wyndham Rewards retraining fees;
◦Deferred property improvement plans and certain non-essential brand standards requiring cash outlays, such as hot breakfast requirements;
◦Provided payment relief by deferring receivables and suspending interest charges and late fees through September 1, 2020;
◦Partnered with industry associations to advocate for government relief for our franchisees and their employees;
◦Guided owners through the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and its evolving guidance and urged the government to expand and clarify these loan programs, for which the majority of our owners qualify; and
◦Revised cleaning protocols and secured critical cleaning and disinfection supplies pursuant to new U.S. Centers for Disease Control and Prevention ("CDC") guidelines through our procurement network at reduced costs for our franchisees as well as funding and deferring repayment of these costs to help our franchisees conserve cash during this pandemic.
For our guests whose travel plans have changed, we have modified cancellation policies, paused Wyndham Rewards point expirations until December 31, 2020 and are maintaining loyalty member level status through the end of 2021.
Nearly 90% of our domestic hotels are located along highways and in suburban and small metro areas. Our brands in the economy and midscale segments are utilized by the truckers, contractors, construction workers, healthcare workers, emergency crews and others who still need overnight accommodations even in this COVID-19 crisis. These travelers are looking for well-known service providers they can depend on for quality and enhanced safety measures. Our recovery is less reliant on air travel or international travel demands which now factor in additional safety concerns for guests or group business. While we believe our hotels will be able to quickly recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and certain additional intangible assets, such as our trademarks, and our franchised and managed goodwill may be exposed to additional impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2020 and 2019. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents the room rental revenues generated by our franchisees divided by the number of available room-nights in the period. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2020	2019	% Change
Rooms
United States	497,700	509,200	(2%)
International	306,300	312,600	(2%)
Total rooms	804,000	821,800	(2%)

	Three Months Ended September 30,
	2020	2019	% Change
RevPAR
United States	$36.31	$53.79	(32%)
International (a)	17.72	35.63	(50%)
Total RevPAR (a)	29.23	46.94	(38%)

	Nine Months Ended September 30,
	2020	2019	% Change
RevPAR
United States	$30.99	$48.52	(36%)
International (b)	14.69	32.39	(55%)
Total RevPAR (b)	24.73	42.46	(42%)
______________________
(a)Excluding currency effects, international RevPAR decreased 50% and total RevPAR decreased 38%.
(b)Excluding currency effects, international RevPAR decreased 54% and total RevPAR decreased 41%.

Rooms as of September 30, 2020 decreased 2% compared to the prior year reflecting our previously announced removal of approximately 9,200 unprofitable, non-compliant and operationally challenged hotel rooms during the third quarter.
Total RevPAR for the three and nine months ended September 30, 2020 decreased 38% to $29.23 and 42% to $24.73, respectively, compared to the prior-year periods due to COVID-19 and the related travel restrictions.

THREE MONTHS ENDED SEPTEMBER 30, 2020 VS. THREE MONTHS ENDED SEPTEMBER 30, 2019

	Three Months Ended September 30,
	2020	2019	Change
Net revenues	$337	$560	$(223)
Expenses	266	469	(203)
Operating income	71	91	(20)
Interest expense, net	29	25	4
Income before income taxes	42	66	(24)
Provision for income taxes	15	21	(6)
Net income	$27	$45	$(18)

Net revenues for the three months ended September 30, 2020 decreased $223 million, or 40%, compared to the prior-year period, primarily driven by:
•$79 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019;
•$68 million of lower marketing, reservation and loyalty fees, reflecting a 38% decline in RevPAR due to lower travel demand as a result of COVID-19;

•$44 million of lower royalty and franchise fees due to the decline in RevPAR;
•$14 million of lower license and other fees due to lower travel demand resulting from COVID-19;
•$13 million of lower owned hotel revenues due to lower travel demand as a result of COVID-19; partially offset by
•$13 million of higher management fees reflecting the absence of a $20 million fee credit for past services with a customer in 2019 and lower management fees due to a 38% decline in RevPAR primarily as a result of lower travel demand from COVID-19.
Total expenses for the three months ended September 30, 2020 decreased $203 million, or 43%, compared to the prior-year period, primarily driven by:
•    $79 million of lower cost reimbursement expenses as discussed above;
•$53 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19;
•$34 million of lower contract termination costs;
•$23 million of lower operating expenses and general and administrative costs, primarily due to cost containment efforts in response to COVID-19; and
•$12 million of lower transaction-related expenses.
Our effective tax rate increased to 35.7% from 31.8% during the three months ended September 30, 2020 and 2019, respectively, primarily due to higher foreign taxes which is impacted by the jurisdictional mix of earnings and losses in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate and a non-deductible payment we agreed to make in 2019 related to the La Quinta acquisition.
As a result of these items, net income for the three months ended September 30, 2020, decreased $18 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2020	2019
Net income	$27	$45
Provision for income taxes	15	21
Depreciation and amortization	24	26
Interest expense, net	29	25
Stock-based compensation expense	5	4
Transaction-related expenses, net	—	12
Contract termination costs	—	34
Transaction-related item	—	20
Foreign currency impact of highly inflationary countries	1	3
Adjusted EBITDA	$101	$190

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

	Net Revenues			Adjusted EBITDA
	2020	2019	% Change	2020	2019	% Change
Hotel Franchising	236	$379	(38%)	$117	$195	(40%)
Hotel Management	101	180	(44%)	2	13	(85%)
Corporate and Other	—	1	n/a	(18)	(18)	n/a
Total Company	$337	$560	(40%)	$101	$190	(47%)

Hotel Franchising

	Three Months Ended September 30,
	2020	2019	% Change
Rooms
United States	459,600	460,100	—%
International	288,600	298,300	(3%)
Total rooms	748,200	758,400	(1%)
RevPAR
United States	$36.06	$51.93	(31%)
International (a)	17.39	34.79	(50%)
Total RevPAR (a)	28.83	45.23	(36%)
______________________
(a)    Excluding currency effects, international RevPAR decreased 50% and total RevPAR decreased 36%.
Net revenues decreased $143 million, or 38%, compared to the third quarter of 2019, primarily driven by:
•$67 million of lower marketing, reservation and loyalty revenues due to the 36% decline in RevPAR primarily as a result of COVID-19 on travel demand;
•$45 million of lower royalty and franchise fees due to the decline in RevPAR; and
•$14 million of lower license and other fees as a result of the impact of COVID-19 on travel demand.
Adjusted EBITDA decreased $78 million, or 40%, compared to the third quarter of 2019, primarily driven by the changes in net revenues discussed above, partially offset by:
•$52 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19; and
•    $12 million of lower operating and general and administrative expenses primarily due to cost containment efforts in response to COVID-19.
Hotel Management

	Three Months Ended September 30,
	2020	2019	% Change
Rooms
United States	38,100	49,100	(22%)
International	17,700	14,300	24%
Total rooms	55,800	63,400	(12%)
RevPAR
United States	$39.12	$70.75	(45%)
International (a)	23.16	52.49	(56%)
Total RevPAR (a)	34.34	66.65	(48%)
______________________
(a)    Excluding currency effects, international RevPAR decreased 56% and total RevPAR decreased 48%.
Net revenues decreased $79 million, or 44%, compared to the prior-year period, primarily driven by:
•$79 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;
•$13 million of lower owned hotel revenues due to lower travel demand as a result of COVID-19; partially offset by
•$13 million of higher management fees reflecting the absence of a $20 million fee credit for past services with a customer in 2019 and lower management fees due to a 48% decline in RevPAR primarily as a result of lower travel demand from COVID-19.
Adjusted EBITDA decreased $11 million, or 85%, compared to the prior-year period, primarily driven by the revenue decreases discussed above, partially offset by $8 million of lower operating expenses, resulting from cost containment efforts in response to COVID-19.

Corporate and Other
Corporate and Other revenues decreased $1 million during the three months ended September 30, 2020 compared to the same period in 2019, due to the completion of transition services previously in place following our separation from Wyndham Worldwide.
Adjusted EBITDA remained consistent for the three months ended September 30, 2020 and 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 VS. NINE MONTHS ENDED SEPTEMBER 30, 2019

	Nine Months Ended September 30,
	2020	2019	Change
Net revenues	$1,004	$1,561	$(557)
Expenses	1,071	1,356	(285)
Operating (loss)/income	(67)	205	(272)
Interest expense, net	83	76	7
(Loss)/income before income taxes	(150)	129	(279)
(Benefit)/provision for income taxes	(25)	36	(61)
Net (loss)/income	$(125)	$93	$(218)

Net revenues for the nine months ended September 30, 2020 decreased $557 million, or 36%, compared to the prior-year period, primarily driven by:
•$202 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019;
•$118 million of lower royalty and franchise fees reflecting a 42% decline in RevPAR due to lower travel demand as a result of COVID-19;
•$133 million of lower marketing, reservation and loyalty fees (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption) due to the RevPAR decline;
•$38 million of lower management and other fees due to a $38 million reduction in owned hotel revenues and $20 million of lower management fees resulting from a decline in RevPAR primarily due to lower travel demand from COVID-19, partially offset by the absence of a $20 million fee credit for past services with a customer in 2019; and
•$34 million of lower license and other fees due to lower travel demand resulting from COVID-19.

Total expenses for the nine months ended September 30, 2020, decreased $285 million, or 21%, compared to the prior-year period, primarily driven by:
•    $202 million of lower cost reimbursement expenses as discussed above;
•$126 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19;
•$58 million of lower operating and general and administrative expenses primarily due to cost containment efforts in response to COVID-19;
•$43 million of lower contract termination costs;
•$38 million of lower separation and transaction-related expenses; partially offset by
•$161 million of higher impairment charges, driven by the $206 million of impairment charges during the second quarter of 2020, primarily related to certain of our trademarks, principally La Quinta, as well as goodwill for our owned hotel reporting unit. Such trademark impairments were primarily due to a higher discount rate as a result of increased share price volatility, consistent with the lodging sector and broader equity markets; and
•    $29 million of higher restructuring charges due to cost saving initiatives implemented in response to COVID-19.
Our effective tax rate decreased to 16.7% on pre-tax loss from 27.9% on pre-tax income during the nine months ended September 30, 2020 and 2019, respectively, primarily due to goodwill impairment charges that are nondeductible for tax purposes and the absence of the favorable tax impact from a settlement with state taxing authorities in the first quarter of 2019, partially offset by a non-deductible payment we agreed to make in 2019 related to the La Quinta acquisition.
As a result of these items, net income for the nine months ended September 30, 2020, decreased $218 million compared to the prior-year period.
The table below is a reconciliation of net income (loss) to adjusted EBITDA.

	Nine Months Ended September 30,
	2020	2019
Net (loss)/income	$(125)	$93
(Benefit)/provision for income taxes	(25)	36
Depreciation and amortization	73	81
Interest expense, net	83	76
Stock-based compensation expense	14	11
Impairments, net	206	45
Restructuring costs	29	—
Transaction-related expenses, net	13	30
Separation-related expenses	1	22
Contract termination costs	—	43
Transaction-related item	—	20
Foreign currency impact of highly inflationary countries	2	4
Adjusted EBITDA	$271	$461

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2020 compared to September 30, 2019:

	Net Revenues			Adjusted EBITDA
	2020	2019	% Change	2020	2019	% Change
Hotel Franchising	$661	$979	(32%)	$308	$470	(34%)
Hotel Management	343	578	(41%)	14	45	(69%)
Corporate and Other	—	4	n/a	(51)	(54)	n/a
Total Company	$1,004	$1,561	(36%)	$271	$461	(41%)

Hotel Franchising

	Nine Months Ended September 30,
	2020	2019	% Change
RevPAR
United States	$30.24	$46.18	(35%)
International (a)	14.12	31.37	(55%)
Total RevPAR (a)	23.92	40.42	(41%)
______________________
(a)    Excluding currency effects, international RevPAR decreased 54% and total RevPAR decreased 41%.
Net revenues for the nine months ended September 30, 2020 decreased $318 million, or 32%, compared to the prior-year period, primarily driven by:
•$131 million of lower marketing, reservation and loyalty revenues (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption) due primarily to the 41% decline in RevPAR primarily as a result of COVID-19 on travel demand;
•$125 million of lower royalty and franchise fees due to the decline in RevPAR; and
•$34 million of lower license and other fees due to lower travel demand as a result of COVID-19.
Adjusted EBITDA for the nine months ended September 30, 2020 decreased $162 million, or 34%, compared to the prior-year period, primarily driven by the changes in net revenues discussed above, partially offset by:
•$125 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19; and

•    $30 million of lower operating and general and administrative expenses primarily due to cost containment efforts in response to COVID-19.

Hotel Management

	Nine Months Ended September 30,
	2020	2019	% Change
RevPAR
United States	$39.11	$69.31	(44%)
International (a)	25.07	52.37	(52%)
Total RevPAR (a)	35.20	65.52	(46%)
______________________
(a)    Excluding currency effects, international RevPAR decreased 50% and total RevPAR decreased 46%.
Net revenues for the nine months ended September 30, 2020 decreased $235 million, or 41%, compared to the prior-year period, primarily driven by:
•$202 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;
•$38 million of lower management and other fees due to a $38 million reduction in owned hotel revenues and $20 million of lower management fees resulting from a decline in RevPAR primarily due to lower travel demand from COVID-19, partially offset by the absence of a $20 million fee credit for past services with a customer in 2019; partially offset by
•$8 million of higher termination fees related to CorePoint Lodging asset sales.
Adjusted EBITDA for the nine months ended September 30, 2020 decreased $31 million, or 69%, compared to the prior-year period, primarily driven by the revenue decreases discussed above, partially offset by $20 million in lower operating expenses primarily due to cost containment efforts in response to COVID-19.
Corporate and Other
Corporate and Other revenues decreased $4 million during the nine months ended September 30, 2020 compared to the same period in 2019, due to the completion of transition services previously in place following our separation from Wyndham Worldwide.
Adjusted EBITDA for the nine months ended September 30, 2020 increased $3 million compared to the prior-year period, primarily due to $7 million in lower general and administrative costs primarily due to cost containment efforts in response to COVID-19, partially offset by the $4 million decrease in net revenues discussed above.

RESTRUCTURING
We incurred $29 million of charges related to restructuring initiatives implemented in response to COVID-19 during the nine months ended September 30, 2020. These initiatives resulted in a reduction of 628 employees and are comprised primarily of employee separation and facility closure costs. We paid $25 million in restructuring payments relating to our 2019 and 2020 plans, during the nine months ended September 30, 2020. As of September 30, 2020, we had a $10 million liability related to all our restructuring plans which is expected to be paid by the end of 2021. We expect that annual savings realized will be $50 million to $55 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial condition

	September 30, 2020	December 31, 2019	Change
Total assets	$4,894	$4,533	$361
Total liabilities	3,931	3,321	610
Total stockholders’ equity	963	1,212	(249)

Total assets increased $361 million from December 31, 2019 to September 30, 2020 primarily driven by an increase in cash due to borrowings under our revolving credit facility, partially offset by impairments of certain intangible assets. Total liabilities increased $610 million from December 31, 2019 to September 30, 2020 primarily due to the August 2020 issuance of $500 million in senior unsecured notes and borrowings under our revolving credit facility, partially offset by a decrease in deferred income tax liabilities. Total equity decreased $249 million from December 31, 2019 to September 30, 2020 primarily due to our net loss for the period, stock repurchases and dividend payments.
Liquidity and capital resources
Historically, we have used the cash flow generated by our operations to create value for stockholders. Our asset-light business model, with low fixed costs and stable, recurring franchise fee revenue, has generated attractive margins and cash flow. In addition to investments in the business, we would normally expect to return capital to our stockholders through the payment of dividends and/or share repurchases. However, due to the negative impact that COVID-19 is currently having on the travel industry, during March 2020, we suspended share repurchase activity. In addition, we are restricted from making share repurchases under the amendment to our credit facility discussed below. Furthermore, although we paid dividends in the first three quarters of 2020, and intend to continue paying dividends, the amount of any future dividend payment cannot be guaranteed and is subject to evaluation based on the current economic environment, overall demand for travel and restrictions that may be imposed on us from the amendment to our revolving credit facility agreement.
During March 2020, we borrowed $734 million, representing substantially all of our outstanding availability under our revolving credit facility. We repaid $500 million of those borrowings during August 2020 in concurrence with the issuance of new senior unsecured notes and now have $501 million of availability under our revolving credit facility. As of September 30, 2020, we had $735 million of cash on hand.
In April 2020, we completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until the second quarter of 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, we agreed to maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under our revolving credit facility, pay a higher interest rate on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event our liquidity is below $300 million.
As of September 30, 2020, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, of which $234 million was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. After the April 2020 amendment discussed above, the revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25%. During the amendment period, the LIBOR rate is subject to a 0.50% floor.
As of September 30, 2020, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $79 million liability as of September 30, 2020.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates in the event that LIBOR ceases to exist after 2021. Our credit facility, which includes our revolving credit facility and term loan, gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the rejection of the majority of the lenders. The International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though the Company's existing swaps will continue to reference LIBOR for the foreseeable future.
As of September 2020, our credit rating was Ba1 from Moody's Investors Service and BB from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.

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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Cash provided by/(used in)
Operating activities	$57	$9	$48
Investing activities	(24)	(37)	13
Financing activities	609	(204)	813
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$641	$(232)	$873

Net cash provided by operating activities increased $48 million compared to the prior-year period primarily due to the absence of payment of $188 million of tax liabilities assumed in the La Quinta acquisition during 2019, partially offset by lower net income (excluding non-cash impairment and depreciation expenses) in 2020.
Net cash used in investing activities decreased $13 million compared to the prior-year period, primarily due to lower capital expenditures.
Net cash provided by financing activities increased $813 million compared to the prior-year period, primarily due to the issuance of our $500 million 4.375% senior unsecured notes due 2028 and net borrowings under our revolving credit facility in 2020 and $118 million of lower share repurchase activity.
Capital deployment
Our primary financial goal is liquidity. We expect to remain prudent in our capital allocation policy through the COVID-19 pandemic and until travel demand nears full recovery. While we believe our current quarterly dividend of $0.08 per share is supportable from a financial profile, we cannot make any assurances as to future dividend payments.
During the nine months ended September 30, 2020, we spent $23 million on capital expenditures, primarily related to information technology. During 2020, we anticipate spending approximately $35 million on capital expenditures as we have accelerated spend relating to guest-facing technology initiatives that support franchisee recovery in this environment.
In addition, during the nine months ended September 30, 2020, we spent $11 million on development advance notes to acquire new hotel franchise agreements and hotel-management contracts. In an effort to support growth in our business, we intend to continue to provide development advance notes of approximately $20 million in 2020. We may also continue to provide other forms of financial support.
During the nine months ended September 30, 2020, we paid $58 million of separation, transaction and contract termination costs incurred in 2019 as well as severance costs relating to restructuring initiatives implemented in response to COVID-19, net of cash proceeds of a previously impaired asset.
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
We repurchased approximately 0.9 million shares at an average price of $51.57 for a cost of $45 million during the nine months ended September 30, 2020, all of which was repurchased on or before March 17, 2020, the date we suspended our share repurchase activity due to COVID-19. As of September 30, 2020, we had $191 million of remaining availability under our program.
As a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier.
Dividend policy

We declared cash dividends of $0.32 per share in the first quarter of 2020 and $0.08 per share in both the second and third quarters of 2020 ($45 million in aggregate). The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including the impact of COVID-19 on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Due to the adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend policy from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. While we believe some form of reduced future dividend is supportable from a financial profile, we cannot make any assurances as the economic environment remains fluid. As a condition of our amended revolving credit agreement, we may be restricted in future dividend payments to $0.01 per share in the event that our liquidity is below $300 million and we are constrained to $0.16 per share otherwise. We estimate our liquidity will remain above $300 million through the end of the restriction period. If we choose to terminate the amendment prior to the second quarter of 2021, these restrictions would be lifted and our quarterly first lien leverage ratio limit would be reinstated.

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
The indenture under which the senior notes due 2026 and senior notes due 2028 were issued contains covenants that limit, among other things, Wyndham Hotels & Resorts, Inc.’s ability and that of certain of its subsidiaries to (i) create liens on certain assets; (ii) enter into sale and leaseback transactions; and (iii) merge, consolidate or sell all or substantially all of Wyndham Hotels & Resorts, Inc.’s assets. These covenants are subject to a number of important exceptions and qualifications.
As of September 30, 2020, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which consists of our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $702 million as of September 30, 2020. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $7 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2020. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2020, the absolute notional amount of our outstanding foreign exchange hedging instruments was $72 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2020, we had total net assets of $6 million in Argentina.
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

Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13(a)-15(e) of the Exchange Act). Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2020, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
In December 2019, COVID-19 was identified in Wuhan, China, in March 2020, it was recognized as a pandemic by the World Health Organization and, subsequently, the President of the United States declared a National Emergency throughout the United States attributable to the COVID-19 pandemic and State and local governments proceeded to implement shelter-in-place orders and other restrictions to contain the spread of COVID-19 that currently remain in place. COVID-19 continues to have an unprecedented impact on the global economy and the hospitality industry due to these travel restrictions, resulting in cancelled and reduced travel and complete and partial suspensions of hotel operations and hotel closures for an indefinite period, including ongoing disruptions to the operations of our franchisees, property owners and us, all of which has had, and is expected to continue to have, a negative adverse effect on our business, financial condition, including cash flow and liquidity, results of operations, outlook, plans, growth and stock price. While many states have begun phased re-openings, several states have re-implemented restrictions in response to a surge in COVID-19 cases. We expect that RevPAR declines may continue for some time.
Significant risks include:
•Revenues and Expenses: Due to the spread of COVID-19, we have experienced significant decreases in demand and RevPAR. The negative effects of COVID-19 have and will continue to negatively impact our revenues and profitability and the amount of management and franchise fees revenues we are able to generate from our franchised and managed properties. In addition, the impact of COVID-19 is making it difficult for our franchisees and property owners to satisfy operating needs and could make it difficult for them to satisfy their debt obligations to us or others or obtain financing on favorable terms, or at all, which could generally impact their cost and our ability to increase revenue in the future. In addition, if a significant number of hotels exit our system as a result of COVID-19, our revenues and liquidity could be adversely affected. COVID-19 could also materially impact other non-hotel related sources of revenues for us, including, for example, our fees from our co-branded credit card arrangement or our license fee revenues. We could be further required to test our intangible assets or goodwill for impairments due to reduced revenues or cash flows.
•Operations: Due to the significant decrease in travel demand, we have taken actions and continue to evaluate opportunities for managing our operating expenses and conserving our financial resources, including the actions described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Given the uncertainty relating to COVID-19, we may have to take additional actions in the future, which cannot be predicted.
•Financial Condition and Indebtedness: In March 2020, we borrowed $734 million, representing substantially all of our outstanding availability under our revolving credit facility. In April 2020, we amended our credit facility to, among other things, waive the quarterly-tested leverage ratio financial covenant until the second quarter of 2021 and tighten certain covenants, including with respect to share repurchases and certain investments. In addition, we are subject to a minimum liquidity covenant of $200 million, tested on a monthly basis, during such period, and must use the proceeds from certain asset sales and debt issuances to repay outstanding revolving loans during such period. In August 2020, we issued $500 million of unsecured senior notes bearing interest at 4.375%, due in 2028, for which the proceeds were used to repay $500 million of the amount outstanding under our revolving credit facility. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources." An event of default enables our lenders to terminate their commitments and would trigger consequences under other indebtedness or financial instruments. Additionally, any failure to meet required payments of principal and interest under our outstanding indebtedness could result in a default and acceleration of the underlying debt and under other indebtedness that contains cross-default provisions.
•Growth: Our plans for growth may be negatively impacted by COVID-19. This environment could result in difficulties for our franchisees and property owners to obtain financing on reasonable terms. In addition, our development pipeline is subject to a number of risks, including construction delays as a result of restrictions on business activity and supply chain interruptions which could cause delays in the completion and development of new hotels, impacting our net rooms growth and/or slowing the rate of our pipeline growth.
•Capital Markets Impact: The global stock markets have, and may continue to, experience volatility as a result of COVID-19. The price of our common stock has been volatile in recent months and has experienced periods of significant declines. The significant uncertainty created by the impact of COVID-19 has caused the global economy, business confidence and consumer confidence to have, and likely continue to have, a significant effect on the market price of securities generally, including on our common stock. In addition, we are restricted in our ability to repurchase shares and limited in our ability to make dividend payments.

Despite the steps we have taken to assess and mitigate the impact of COVID-19 on our business, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including, among other things:
•the scope and duration of the pandemic, including any additional resurgence in the number of COVID-19 cases, and its impact on our business operations, financial results, outlook, plans, growth, cash flows and liquidity, as well as the impact on our franchisees and property owners and their operations, our guests and our team members, the hospitality industry and the overall demand for travel;
•new information which may emerge concerning the severity and impact of COVID-19;
•the actions necessary to contain COVID-19 or respond to its impact, including the need for us or our franchisees and property owners to quarantine team members, employees of our franchisees or our guests or impacted areas that may be affected;
•the impact of the resurgence of the number of COVID-19 cases and the potential resulting re-implementation of restrictions and a renewed or greater unwillingness of guests to travel and stay in hotels due to actual or perceived risks of contracting COVID-19;
•the timing and availability of vaccinations and other treatments for COVID-19;
•general economic and competitive conditions;
•the continuation or worsening of the effects from COVID-19;
•the success of mitigation efforts in response to COVID-19 by our franchisees, property owners, and us, including the actions described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report;
•actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions and the success of those actions;
•our performance in any recovery from COVID-19 or any resurgence;
•our relationships with franchisees and property owners;
•continued access to liquidity, capital and financing as a result of COVID-19 and the terms and cost thereof, as well as our credit rating;
•potential exposure to additional impairments to certain intangible assets, such as our trademarks and our franchised and managed goodwill;
•our ability to maintain our financial reporting processes and related controls since many team members are working remotely;
•the diversion of management’s attention from the business if any key team member becomes ill from COVID-19 or unable to work;
•the size and length of the resulting unemployment rates and changes in consumer preferences, discretionary spending and confidence;
•the ability of our franchisees and property owners to successfully respond to the adverse effects of the pandemic and our and their ability to comply with our respective agreements;
•the potential of our franchisees and property owners to declare bankruptcy or cause their lenders to declare a default, accelerate debt or foreclose on the property, which could result in the termination of our franchise or management agreements and impact our current earnings, future earnings and overall financial condition;
•potential exposure to make payments to third-parties to whom we made financial guarantees;
•the length of the recovery period after the COVID-19 pandemic abates, including the time it takes for demand and pricing to stabilize and normal economic and operating conditions to resume;
•the impact on our contracts with our partners, including force majeure provisions;
•labor markets and activities or additional demands or requests from labor unions or labor disputes or disruptions;
•unexpected additional costs and expenses incurred by us, franchisees and property owners related to the effects of COVID-19 and steps taken to counteract future outbreaks, including enhanced health and hygiene or social distancing requirements;
•the effects of any steps we take to reduce operating costs as a result of COVID-19, which may affect, among other things, our brand reputation, our ability to operate the company, our ability to attract and retain team members and guest experience and loyalty; and the effect of any steps we, franchisees and property owners take to counteract future outbreaks of COVID-19 or other pandemics and epidemics;
•potential exposure related to guests or team members who may contract COVID-19.
The potential effects of COVID-19 cannot be predicted in terms of duration or impact and could intensify or otherwise affect many of our other risk factors that are contained in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors ("Board") authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. On March 17, 2020, we suspended our share repurchase activity and as a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier. There were no stock repurchases during the three months ended September 30, 2020.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: October 29, 2020	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: October 29, 2020	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
4.1
Fifth Supplemental Indenture, dated August 13, 2020, by and among Wyndham Hotels & Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 13, 2020)

4.2	Form of 4.375% Note due 2028 (included in Exhibit 4.1)
10.1
Second Amendment, dated as of August 10, 2020 to the Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment, dated as of April 30, 2020, with Bank of America, N.A., as administrative agent, the several lenders from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 11, 2020)

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