Form 10-K
period 2020-12-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2021-02-12
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, was $3.93 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2021, the registrant had outstanding 93,169,663 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our views and expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels & Resorts to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions; the continuation or worsening of the effects from the coronavirus pandemic, (“COVID-19”); its scope, duration and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees and property owners, guests and team members, the hospitality industry and overall demand for travel; the success of our mitigation efforts in response to COVID-19; our performance in any recovery from COVID-19, the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising and management businesses; our relationships with franchisees and property owners; the impact of war, terrorist activity, political instability or political strife; concerns with or threats of pandemics, contagious diseases or health epidemics, including the effects of COVID-19 and any resurgence or mutations of the virus and actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions; risks related to restructuring or strategic initiatives; risks related to our relationship with CorePoint Lodging; our spin-off as a newly independent company; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital as a result of COVID-19; and the Company's limitations related to share repurchases and ability to pay dividends under its credit facility and the timing and amount of any future dividends, as well as the risks described under Part I, Item 1A – Risk Factors.
Where You Can Find More Information
We file annual, quarterly and current reports, proxy statements, reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at https://www.sec.gov. Our SEC filings are also available on our website at https://www.wyndhamhotels.com as soon as reasonably practicable after they are filed with or furnished to the SEC. We maintain an internet site at https://www.wyndhamhotels.com. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.
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
Item 1. Business.
Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”, the “Company”, “we”, “our” or “us”) is the world’s largest hotel franchising company by number of hotels, with over 8,900 affiliated hotels with approximately 796,000 rooms located in nearly 95 countries and welcoming over 90 million guests annually worldwide. Our 20 brands are primarily located in secondary and tertiary cities and approximately 80% of the U.S. population lives within ten miles of at least one of our affiliated hotels. Our mission is to make hotel travel possible for all. Wherever people go, Wyndham will be there to welcome them. We boast a remarkably asset-light business model with only two of our over 8,900 hotels being owned, dramatically limiting our capital needs and our exposure to the rising wage environment.
During 2020, the hotel industry experienced a sharp decline in travel demand due to the coronavirus pandemic, (“COVID-19”) and the related government preventative and protective actions to slow the spread of the virus, including travel restrictions. We and the entire industry experienced significant revenue losses as a result of steep RevPAR declines, which may continue for some time.
As a result of the financial impact of COVID-19, we undertook a number of preventative measures to conserve our liquidity, strengthen our balance sheet and support our franchisees through these unprecedented times, including:
•Issuing $500 million of senior unsecured notes at 4.375% due in August 2028;
•Suspending our share repurchase program as of March 17, 2020;
•Reducing our quarterly cash dividend per share to $0.08 per share from $0.32 per share, beginning with the dividend that was declared by the Board of Directors (“Board”) during the second quarter of 2020;
•Workforce reductions, including the elimination of 846 team members across the globe;
•Advertising reductions and elimination of all discretionary spend;
•Capital expenditures reductions to focus on only the highest priority projects;
•Temporary closure of our two owned hotels for April and May 2020; and
•Our Chief Executive Officer elected to forgo his base salary and our Board elected to forgo the cash portion of their fees for a portion of the year.
Our franchisees’ financial health and long-term success is a top priority for us, and we have taken the following proactive steps to help them preserve cash during this period:
•Suspended non-room revenue related fees, such as Wyndham Rewards retraining fees;
•Deferred property improvement plans and certain non-essential brand standards requiring cash outlays, such as hot breakfast requirements;
•Provided payment relief by deferring receivables and suspending interest charges and late fees through September 1, 2020;
•Partnered with industry associations to advocate for government relief for our franchisees and their employees;
•Guided owners through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and its evolving guidance and urged the government to expand and clarify these loan programs, for which the majority of our owners qualify;
•Revised cleaning protocols and secured critical cleaning and disinfection supplies pursuant to new U.S. Centers for Disease Control and Prevention (“CDC”) guidelines through our procurement network at reduced costs for our franchisees as well as funding and deferring repayment of these costs to help our franchisees conserve cash during this pandemic; and
•Continued marketing and sales efforts during the higher demand summer travel season to drive bookings for our hotel owners.
For our guests whose travel plans have changed, we have modified cancellation policies, paused Wyndham Rewards point expirations until June 30, 2021 and are maintaining loyalty member level status through the end of 2021. Over 99% of our domestic and approximately 97% of our global portfolio remain open today.
Nearly 90% of our domestic hotels are located along highways and in suburban and small metro areas. Our portfolio generates approximately 70% of bookings from leisure customers and 30% from business travel. Our business customers are substantially comprised of truckers, contractors, construction workers, healthcare workers, emergency crews and others who must travel for work and do not have the ability to conduct their work remotely. These travelers are looking for well-known and high quality brands they can depend on for quality and enhanced safety measures. Less than 5% of our bookings come from corporate business travel or group business. As a result of the strength of leisure demand, these traveling everyday workers and our continued investment in sales and marketing efforts, our economy and midscale brands have outperformed the industry's higher-end chain scales throughout the pandemic. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following chart presents the number of branded hotels associated with each of the five largest traditional hotel franchise companies as of September 30, 2020:

8,980
7,579
7,126
6,333
5,977
WYNDHAM
HOTELS & RESORTS
Marriott
CHOICE
HOTELS
Hilton
IHG

         Source: Companies' public disclosures
Our widely recognized brands with select-service focus offer a breadth of options for franchisees and a wide range of price points and experiences for our guests. We are a global leader in the economy and midscale chain scales where our brands represent over 30% of branded rooms in the United States, and also have a strong presence in the upper midscale and lifestyle chain scales.
The following charts illustrate our system size (by rooms) as of December 31, 2020:
______________________
* LATAM is representative of Latin America and the Caribbean.
** EMEA is representative of Europe, the Middle East, Eurasia and Africa.

As of December 31, 2020, our brand portfolio consisted of the following:

			North America		Asia Pacific
	2020 Global RevPAR		U.S.	Canada	Greater China	Rest of Asia	EMEA	LATAM	Total
Economy
Super 8	$18.88	Properties	1,506	125	1,082	—	10	—	2,723
		Rooms	90,530	8,061	64,599	—	1,690	—	164,880
Days Inn	$25.20	Properties	1,370	113	44	14	54	5	1,600
		Rooms	101,756	8,874	7,206	1,999	3,059	458	123,352
Travelodge	$26.21	Properties	351	104	—	—	—	—	455
		Rooms	24,091	8,511	—	—	—	—	32,602
Microtel	$28.65	Properties	300	20	4	14	—	7	345
		Rooms	21,200	1,719	579	1,037	—	835	25,370
Howard Johnson	$17.61	Properties	168	20	69	2	5	46	310
		Rooms	13,143	1,384	21,437	924	500	2,923	40,311
Total Economy	$22.01	Properties	3,695	382	1,199	30	69	58	5,433
		Rooms	250,720	28,549	93,821	3,960	5,249	4,216	386,515
Midscale
La Quinta	$37.37	Properties	919	2	—	1	3	12	937
		Rooms	89,200	133	—	188	665	1,625	91,811
Ramada	$18.36	Properties	321	80	123	75	210	29	838
		Rooms	37,866	7,695	26,251	14,141	28,886	3,774	118,613
Baymont	$27.03	Properties	513	5	—	—	—	1	519
		Rooms	39,056	470	—	—	—	118	39,644
AmericInn	$34.68	Properties	204	—	—	—	—	—	204
		Rooms	12,107	—	—	—	—	—	12,107
Wingate	$31.80	Properties	160	10	3	—	—	1	174
		Rooms	14,541	1,011	449	—	—	176	16,177
Wyndham Garden	$24.21	Properties	65	3	11	5	17	22	123
		Rooms	10,873	651	2,166	636	2,835	3,055	20,216
Ramada Encore	$11.69	Properties	—	—	21	15	22	12	70
		Rooms	—	—	3,216	4,288	2,584	1,699	11,787
Total Midscale	$26.50	Properties	2,182	100	158	96	252	77	2,865
		Rooms	203,643	9,960	32,082	19,253	34,970	10,447	310,355
Extended Stay
Hawthorn	$36.72	Properties	84	—	—	—	5	—	89
		Rooms	7,527	—	—	—	487	—	8,014
Lifestyle
Trademark	$28.75	Properties	48	11	—	1	49	4	113
		Rooms	7,338	1,639	—	90	8,751	309	18,127
TRYP	$21.23	Properties	9	—	1	1	55	20	86
		Rooms	1,101	—	95	191	7,530	2,889	11,806
Dazzler	$16.67	Properties	—	—	—	—	—	13	13
		Rooms	—	—	—	—	—	1,687	1,687
Esplendor	$12.46	Properties	—	—	—	—	—	7	7
		Rooms	—	—	—	—	—	668	668
Total Lifestyle	$25.23	Properties	57	11	1	2	104	44	219
		Rooms	8,439	1,639	95	281	16,281	5,553	32,288
Upscale
Wyndham	$23.66	Properties	31	—	30	14	17	40	132
		Rooms	9,109	—	8,712	2,517	3,344	9,117	32,799
Wyndham Grand	$35.06	Properties	10	—	30	6	14	—	60
		Rooms	3,009	—	9,810	1,404	3,555	—	17,778
Dolce	$42.83	Properties	7	3	—	1	8	—	19
		Rooms	1,400	276	—	342	2,300	—	4,318
Total Upscale	$28.98	Properties	48	3	60	21	39	40	211
		Rooms	13,518	276	18,522	4,263	9,199	9,117	54,895
Affiliated properties (a)
		Properties	109	3	—	11	—	1	124
		Rooms	3,446	315	—	47	—	34	3,842
Total	$24.51	Properties	6,175	499	1,418	160	469	220	8,941
		Rooms	487,293	40,739	144,520	27,804	66,186	29,367	795,909
______________________
(a)Affiliated properties represent properties under affiliation arrangements with Wyndham Destinations or other third parties.

The following table presents the changes in our portfolio for the last three years:

	As of December 31,
	2020		2019		2018
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	9,280	831,000	9,157	809,900	8,422	728,200
Additions (a)	322	35,600	523	63,500	1,512	145,800
Deletions (b)	(661)	(70,700)	(400)	(42,400)	(777)	(64,100)
Ending balance	8,941	795,900	9,280	831,000	9,157	809,900
______________________
(a)2018 includes the addition of 905 properties and approximately 88,600 rooms from the acquisition of the La Quinta brand.
(b)2020 includes the deletion of 214 properties and approximately 18,500 rooms from the termination of non-compliant and brand detracting rooms, 20 properties and approximately 2,900 unprofitable rooms in connection with a guaranteed management contract and three properties and approximately 5,300 low-royalty rooms in connection with hotel sales by a strategic partner. 2018 includes the deletion of 351 properties and approximately 21,300 rooms from the disposition of the Knights Inn brand.
In addition to our current hotel portfolio, we have nearly 1,400 properties and 185,000 rooms in our development pipeline throughout 60 countries, where we debuted 35 brands and 13 countries where we do not currently have any open hotels. As of December 31, 2020, approximately 36% of our pipeline was located in the U.S. and 64% was located internationally; approximately 75% of our pipeline was for new construction properties and 25% represented conversion opportunities.
Our pipeline is typically only a subset of our development activity in any given period as some of our hotel additions are executed and opened in less than 90 days and therefore may never appear in our pipeline. However, we use the pipeline to gauge interest in our brands and our continued ability to drive our net room growth projections.
Our franchise sales team consists of nearly 140 sales professionals throughout the world. Our sales team is focused on growing our franchise business through conversions of existing branded and independent hotels and partnering with developers to brand newly constructed hotels. In addition to a regional presence in the United States, we currently have sales teams located in London, Istanbul, Dubai, Shanghai, Singapore, Canada, Delhi, Mexico City, Sao Paulo, Buenos Aires and Australia. Our international presence in key countries allows us to quickly adapt to changes in the increasingly dynamic global marketplace and to capitalize on new opportunities as they emerge.
In 2020, our sales team executed 558 franchise and 23 management contracts representing nearly 65,000 rooms. A key component of driving our net room growth is our ability to retain properties within our system. Our overall global and domestic retention rate was 95% in 2019, compared to 93% in 2015. However, in 2020 we experienced some large, discrete non-recurring termination events depressing our retention rates:
•we removed 21,400 rooms primarily relating to master franchise agreements (18,500) and unprofitable hotel management guarantee agreements (2,900); and
•a strategic partner unexpectedly sold certain hotels, triggering termination of the underlying license agreement and the removal of 5,300 rooms.
Adjusting for these unusual termination events, our global and domestic retention rates would have been 95% in 2020. We expect our retention rates to normalize in 2021 and our goal is to continue to improve them over time to support overall net room growth.
Our guest loyalty program
Wyndham Rewards is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each qualified stay at all of our properties, which are then redeemable for free nights and other goods and services. Members can also use points earned to transact with nearly 20 partners, including gas stations and airlines. Additionally, Wyndham Rewards members can redeem their points for stays at thousands of hotels, vacation club resorts and vacation rentals globally. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels.
Wyndham Rewards has been recognized as one of the simplest, most rewarding loyalty programs in the hotel industry, providing more value to members than any other program. It has won more than 100 awards in the past five years, including “Best Hotel Loyalty Program” from US News & World Report, “Best Hotel Loyalty Program” in USA TODAY, “10 Best

Readers’ Choice Awards”, “Most Rewarding Hotel Loyalty Program” from IdeaWorks and in December 2019, was ranked #1 on WalletHub’s list of “Best Hotel Rewards Programs” for the fifth consecutive year.
Wyndham Rewards has 86 million enrolled members and accounts for approximately 38% of occupancy at our affiliated hotels globally and 46% in the United States, up from 36% globally and 40% in the United States in 2019. Total membership has been growing by over 10% annually pre COVID-19 from 2013 to 2019 and grew 6% in 2020 with approximately 5 million new members added in 2020. Our franchisees benefit from the program through repeat stays and members benefit through free night stays as well as other redemption options for their points, such as gift cards, merchandise and experiences. The program is funded by contributions from eligible revenues generated by Wyndham Rewards members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Wyndham Rewards points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

OUR FRANCHISING BUSINESS
Hotel Franchising Segment Adjusted EBITDA (a) ($ in millions)
______________________
(a)See Part II Item 6. Selected Financial Data for our definition of adjusted EBITDA and the reconciliation of net income (loss) to adjusted EBITDA. 2020 adjusted EBITDA was impacted by the decline in RevPAR due to lower travel demand as a result of COVID-19.
We license our brands and associated trademarks to nearly 6,000 franchisees globally, which provides for a highly diversified owner base with limited concentration. Our franchisees range from sole proprietors to institutional investors such as public real estate investment trusts. Our franchise agreements are typically 10 to 20 years in length, providing significant visibility into future cash flows. Under these agreements, our direct franchisees generally pay us a royalty fee of 4% to 5% of gross room revenue and a marketing and reservation fee of 3% to 5% of gross room revenue. We occasionally provide financial support in the form of loans or development advances to help generate new business.

OUR MANAGEMENT BUSINESS
Hotel Management Segment Adjusted EBITDA (a) ($ in millions)
______________________
(a)See Part II Item 6. Selected Financial Data for our definition of adjusted EBITDA and the reconciliation of net income (loss) to adjusted EBITDA. 2020 adjusted EBITDA was impacted by the decline in RevPAR due to lower travel demand as a result of COVID-19.

As of December 31, 2020, we had 300 hotels under management contracts and two owned hotels - the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico and the Wyndham Grand Orlando Bonnet Creek. We manage properties under our brands, primarily under the Wyndham, Wyndham Grand, Wyndham Garden, Dolce, La Quinta, Ramada and Dazzler brands in major markets and resort destinations globally. The duration of our management agreements is typically 10 to 20 years. We earn a base management fee, which is based on a percentage of the hotel’s total revenue, and in some cases we earn an incentive fee, which is based on achieving performance metrics agreed upon with hotel owners. Under our management arrangements, we provide all the benefits of a franchising agreement and also conduct the day-to-day-operations of the hotel on behalf of the owner.

OUR STRATEGY
As the world’s largest hotel franchising company by the number of hotels, with over 8,900 hotels, approximately 796,000 rooms and 20 brands across nearly 95 countries, Wyndham Hotels & Resorts is an asset-light business with significant cash generation capabilities.
With the leading economy and midscale brands in the attractive select-service space, we feature a primarily leisure-focused, “drive to” portfolio of hotels. Our non-urban portfolio is not reliant on international travel, group business or corporate transient business.
Our industry-leading Wyndham Rewards program, which helps connect hotel owners to guests, is 86 million enrolled members strong. Our loyalty members spend two times more than non-members on average and drive 46% of all our U.S. hotel stays.
Owners are at the center of everything we do. Our powerful marketing and sales programs drive bookings to hotels while our competitive online travel agencies and supplier pricing reduces costs for hotel owners. Our size and scale enable us to offer resources, support, and new opportunities to our franchisees and ultimately, to deliver on our mission to make hotel travel possible for all.

CORPORATE RESPONSIBILITY
We are committed to operating our business in a way that is socially, ethically and environmentally responsible. Now more than ever, we must help ensure the future remains bright for travelers around the world. As the world’s largest hotel franchising company by number of hotels, we have a unique opportunity to make a meaningful impact on the world while advancing our mission to make hotel travel possible for all.
As a hospitality company, service and volunteering is in our DNA. Our teams and franchisees around the world actively engage in their communities, generously giving in ways that enhance the lives of others. We support various charitable programs, including youth and education, military, community and environmental programs. Our philanthropy captures the dedication of our team members, leaders and business partners who have pledged to make lasting, important contributions to the communities in which we operate.

HUMAN CAPITAL
As of December 31, 2020, we had approximately 9,000 employees, consisting of approximately 1,000 employees outside of the United States. Our workforce is comprised of approximately 2,000 corporate employees and approximately 7,000 managed property employees. Approximately 7% of our employees are subject to collective bargaining agreements governing their employment at our managed properties with the Company.
Culture
At Wyndham, our values underpin our inclusive culture, drive our growth, nurture innovation, and inspire the great experiences we create for team members and the people we serve. Our signature “Count on Me” service culture encourages each team member to be responsive, respectful, and deliver great experiences to our guests, partners, communities and each other. As a leader in hospitality, we recognize the critical role that service plays for our Company. Our Count on Me promise aligns with our core values – integrity, accountability, inclusiveness, caring and fun – and is embedded and celebrated at all levels of our organization.
Ethical leadership starts with our Board of Directors, and is shared by managers, supervisors and team members across every brand and business at Wyndham Hotels & Resorts. Our Business Principles guide our interactions and set the standard for how every one of us should approach our work in service to our mission. All team members are expected to embrace our shared values and principles, and do their part in maintaining the highest ethical standards and behavior as we continue to grow in communities around the world.

Career Development
Our team members’ career development is key to our long-term success of attracting, rewarding, and retaining the best people and a top priority of the Company. We actively seek to identify and develop talent throughout the Company and provide a variety of learning experiences and flexible delivery methods for a diverse learning audience. This includes on-the-job practice, coaching and counseling, effective performance appraisals and honest and timely feedback as well as formal programs such as:
•Leading 4 Success – Development at this level focuses on two integral areas – Managing: the day-to-day operational functions, and Leading: the inspirational and motivational skills required to lead a team.
•Thayer Leadership “Leadership Experience at West Point” – enables growth for executive-level leadership in the areas of increasing innovation, leading internal organizational growth, improving overall leadership quality and increasing employee commitment and retention.
•Castell Leadership Program – Is dedicated to accelerating the careers of women professionals in the hospitality industry. Castell delivers impactful development opportunities for talented women professionals who have demonstrated strong leadership potential.
•Wyndham University – Provides a variety of learnings experiences that develop the knowledge, skills, and abilities of our team members.
Diversity and Inclusion
We respect differences in people, ideas and experiences. Our core values, grounded in caring, respect, inclusiveness and fundamental human rights, infuse different perspectives that reflect our diverse customers, team members, and communities around the world. While we have been recognized for the progress we have made on our Diversity and Inclusion journey, we know we can do more. This year, we added a diversity and inclusion goal to performance reviews of all senior team leaders; bolstered our efforts to recruit, retain and promote diverse talent; expanded our supplier diversity program; and continued our robust diversity and inclusion training programs – all to inspire our people to contribute to meaningful change in our company, our industry, our communities, and the world.
Wyndham has six affinity business groups that serve as fully inclusive networks where empowered team members actively engage to foster innovation, help us grow, and enhance diversity and inclusion globally. Members of our executive committee serve as sponsors of the affinity groups where they serve as allies, mentors, and advocates.
Our company was named a best place to work for LGBTQ Equality by earning a perfect score, for three consecutive years, on the Human Rights Campaign’s Corporate Equality Index—a national benchmarking survey on practices related to LGBTQ equality. The company was also named a 2020 Noteworthy Company for Diversity by Diversity Inc., a 2020 Best for Vets Employer by Military Times, and a 2021 Military Friendly Employer by VIQTORY. Our La Quinta brand was again named to “Best of the Best” lists by U.S. Veterans Magazine for top veteran-friendly companies and top supplier diversity programs. Our company was also named one of the Best Places to Work in New Jersey by New Jersey Business Magazine in 2020.
Throughout our value chain, from team members, franchisees, partners and suppliers to the community and our guests, we believe that diversity of backgrounds, cultures and experiences helps drive our company’s success.
Wellness
Be Well – We are committed to offering programs that focus on nutrition, exercise, lifestyle management, physical and emotional wellness, financial health and the quality of the environment in which we work and live. We believe that health and wellness promotes both professional and personal productivity, achievement and fulfillment. To support all of our team members to lead healthier lifestyles while balancing family, work and other responsibilities, we offer several resources under our Be Well program, including free clinic services, an onsite fitness facility, and a Wyndham Relief Fund to help employees who are facing financial hardship.
COVID-19
The health and safety of our team members is of the highest importance. Our focus on the safety of our team members is evident in our response to COVID-19 by:
•Adding work from home flexibility for positions that can be done remotely
•Increasing cleaning protocols with our Count on Us program
•Providing regular communications regarding impacts of COVID-19, including health and safety protocols and procedures
•Implementing onsite screening protocols including temperature checks where applicable
•Providing additional personal protective equipment and cleaning supplies as needed

•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure
•Establishing new physical distancing procedures for team members who are onsite
•Requiring masks to be worn by our team members and guests

HUMAN RIGHTS
We partnered with the American Hotel & Lodging Association (“AHLA”) to support the 5-Star Promise, a voluntary commitment to enhance policies, trainings, and resources for hotel employees and guests. We are dedicated to our team members’ safety and security and we are proud to unite with our industry in support of a shared commitment to the incredible people who help make our guests’ travels memorable.
We, along with other leaders in our industry, remain committed to supporting our industry’s efforts to end human trafficking. We have worked to enhance our policies and we have mandated training for all our team members to help them identify and report trafficking activities.
We are proud to work with a number of organizations including ECPAT-USA, an organization whose mission is to protect every child’s human right to grow up free from the threat of sexual exploitation and trafficking.
We also support Polaris, a non-profit organization that spearheads the effort to fight against human trafficking and operates the U.S. National Human Trafficking Hotline, to which Wyndham donates Wyndham Rewards points to provide victims with temporary safe housing. As part of our giving efforts, Wyndham Rewards and its members have donated over 113 million points – the equivalent of approximately $1.5 million – since inception to various non-profit organizations to redeem for travel and other related goods and services.

ENVIRONMENTAL IMPACT
We are committed to operating sustainably in a way that provides outstanding experiences for those we serve through places to stay that are socially, ethically and environmentally responsible. We engage team members, owners and operators around the world to uphold and leverage our core values to think globally and execute locally.
We developed the Wyndham Green Program, a five-level certification program that helps hotels reduce their environmental footprint. The program includes a proprietary environmental management tool that tracks data to help hotels improve energy efficiency, reduce emissions, conserve water, and reduce waste – thus minimizing environmental impact.
The UN Sustainable Development Goals serve as a strategic guide for our sustainability program, which helps advance our company’s mission of making hotel travel possible for all. Our focus includes:
•Promoting best practices around water conservation at our hotels through our Wyndham Green program; supporting the access to sanitation to all through our community partnerships; and reducing single-use plastics to keep our waterways and oceans pollution-free and safe for wildlife.
•Embarking on a multi-decade journey to reduce our greenhouse gas emissions in alignment with what is required to limit the rise in global temperatures in part by providing our managed and franchised hotels with tools and best practices through our Wyndham Green program.
•Promoting and expanding best practices for biodiversity protection across our properties; partnering with suppliers to make a meaningful impact to protect forests and biodiversity; and sharing best practices around waste diversion through our Wyndham Green program in order to reduce waste sent to landfills.
As more travelers are looking for environmentally friendly lodging options, it is critical to position our hotels optimally and provide new environmentally responsible options for our guests. Our 2020 Social Responsibility Report, which is available on our corporate website, contains additional information regarding our commitment to social responsibility.

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
The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our affiliated hotels and by the scale of our base. Our system is dispersed among nearly 6,000 franchisees, which reduces our exposure to any one franchisee. One master franchisor in China for the Super 8 brand accounts for 12% of our hotels. CorePoint accounts for approximately 2% of our hotels and approximately 70% of our managed hotels. Apart from these relationships, no one franchisee accounts for more than 2% of our hotels.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, prior to 2020, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher in the second half of the year. However, given the impact of COVID-19, the historical seasonality of our business is not relevant to 2020 operating results. Our second quarter was the most severely impacted and as such, we had higher revenues and cash flows in the third and fourth quarters. While we believe in many cases our select service hotels have performed more favorably than hotels in other chain scales, and we believe we will be among the first to recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and we are unable to predict when our operations will resume the normal hotel industry seasonality.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Geoffrey A. Ballotti, 59, serves as our President and Chief Executive Officer and member of our Board of Directors. From March 2014 to March 2018, Mr. Ballotti served as President and Chief Executive Officer of Wyndham Hotel Group. From March 2008 to March 2014, Mr. Ballotti served as Chief Executive Officer of Wyndham Destination Network. From October 2003 to March 2008, Mr. Ballotti was President of the North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide, including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to joining Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Michele Allen, 46, serves as our Chief Financial Officer. From May 2018 to December 2019, Ms. Allen served as Executive Vice President and Treasurer. From April 2015 to May 2018, Ms. Allen served as Senior Vice President of Finance for Wyndham Worldwide. From August 2006 to March 2015, Ms. Allen held leadership positions of increasing responsibility at Wyndham Hotel Group, including Senior Vice President of Finance and Controller. From 1999 to August 2006, Ms. Allen served in positions of increasing responsibility at Wyndham Worldwide's predecessor. Ms. Allen began her career as an independent auditor at Deloitte & Touche LLP.
Paul F. Cash, 51, serves as our General Counsel, Chief Compliance Officer and Corporate Secretary. From October 2017 to May 2018, Mr. Cash served as Executive Vice President and General Counsel of Wyndham Hotel Group. From April 2005 to September 2017, Mr. Cash served as Executive Vice President and General Counsel and in legal executive positions with increasing leadership responsibility for Wyndham Destination Network. From January 2003 to April 2005, Mr. Cash was a partner in the Mergers and Acquisitions, International and Entertainment and New Media practice groups of Alston & Bird LLP and from February 1997 to December 2002 he was an associate at Alston & Bird LLP. From August 1995 until February 1997, Mr. Cash was an associate at the law firm Pünder, Volhard, Weber & Axster in Frankfurt, Germany.
Lisa Borromeo Checchio, 40, serves as our Chief Marketing Officer. From May 2018 to January 2019, Ms. Checchio served as our Senior Vice President and Chief Marketing Officer. From August 2015 to May 2018, Ms. Checchio served in positions of increasing responsibility for Wyndham Hotel Group including Senior Vice President, Global Brands. From July 2004 to August 2015, Ms. Checchio held several marketing positions of increasing responsibility and served as Brand Marketing and Advertising Director for JetBlue Airways.
Mary R. Falvey, 60, serves as our Chief Administrative Officer. From August 2006 to May 2018, Ms. Falvey served as Executive Vice President and Chief Human Resources Officer of Wyndham Worldwide. Ms. Falvey was Executive Vice President, Global Human Resources for Cendant Corporation’s Vacation Network Group from April 2005 to July 2006. From March 2000 to April 2005, Ms. Falvey served as Executive Vice President, Human Resources for RCI. From January 1998 to March 2000, Ms. Falvey was Vice President of Human Resources for Cendant Corporation’s Hotel Division and Corporate Contact Center group. Prior to joining Cendant Corporation, Ms. Falvey held various leadership positions in the human resources division of Nabisco Foods Company.
Scott LePage, 54 serves as our President, the Americas. From May 2018 to May 2020, Mr. LePage served as Executive Vice President, Managed Operations for Wyndham Hotel Group. Mr. LePage joined Wyndham Worldwide in October 2010 as Vice President, Internal Audit. He moved into Operations in 2013 and has served in a number of roles in Operations for North America leading up to his selection as President, the Americas.
Nicola Rossi, 54, serves as our Chief Accounting Officer. From July 2006 to May 2018, Mr. Rossi served as Senior Vice President and Chief Accounting Officer for Wyndham Worldwide. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc.
Scott R. Strickland, 50, serves as our Chief Information Officer. From March 2017 to May 2018, Mr. Strickland served as Chief Information Officer of Wyndham Hotel Group. From November 2011 to March 2017, Mr. Strickland served as Chief Information Officer for Denon Marantz Electronics. From February 2005 to June 2010, Mr. Strickland served as Chief Information Officer for Black & Decker HHI. From 1999 to 2005, Mr. Strickland served as an Associate Partner with PricewaterhouseCoopers.

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

Risks Relating to COVID-19 and Our Industry
The effects of the outbreak of the novel coronavirus (“COVID-19”) have disrupted the operations of our franchisees, property owners and us, which have had and are expected to continue to have a negative adverse effect on our business, financial condition, results of operations outlook, plans, growth and stock price.
Since first being identified in December 2019, COVID-19 has continued to have an unprecedented impact on the global economy and the hospitality industry due to the implementation of a wide variety of control measures including states of emergency, “shelter in place” orders, border closures, and restrictions on travel and large gatherings. These measures have resulted in cancelled and reduced travel and complete and partial suspensions of hotel operations and hotel closures for an indefinite period, including ongoing disruptions to the operations of our franchisees, property owners and us, all of which has had, and is expected to continue to have, a negative adverse effect on our business, financial condition, including cash flow and liquidity, results of operations, outlook, plans, growth and stock price.
COVID-19 has subjected our business, operations and financial condition to a number of risks, including:
•Revenues and Expenses: Due to the spread of COVID-19, we have experienced significant decreases in demand and RevPAR. The negative effects of COVID-19 have negatively impacted, and are expected to continue to negatively impact, our revenues and profitability and the amount of management and franchise fee revenues we are able to generate from our franchised and managed properties. The impact of COVID-19 is making it difficult for our franchisees and property owners to satisfy operating needs and could make it difficult for them to satisfy their debt obligations to us or others or obtain financing on favorable terms, or at all, which could generally impact their cost and our ability to increase revenue in the future. In addition, if a significant number of hotels exit our system as a result of COVID-19, our revenues and liquidity could be adversely affected. COVID-19 could also materially impact other non-hotel related sources of revenues for us, including, for example, our fees from our co-branded credit card arrangement or our license fee revenues. We could be further required to test our intangible assets or goodwill for further impairments due to reduced revenues or cash flows.
•Operations: Due to the significant decrease in travel demand, we have taken actions and continue to evaluate opportunities for managing our operating expenses and conserving our financial resources, including the actions described in this Report. Given the uncertainty relating to COVID-19, we may have to take additional actions in the future, which cannot be predicted.
•Financial Condition and Indebtedness: Since the beginning of COVID-19, our level of indebtedness has increased and may continue to increase. In April 2020, we amended our credit agreement to waive the quarterly debt covenant testing requirement until the first quarter of 2021. The calculation was also modified to the second, third and fourth quarters of 2021 to use annualized EBITDA in each quarter. An event of default under our credit agreement would enable our lenders to terminate their commitments and would trigger consequences under other indebtedness or financial instruments. Additionally, any failure to meet required payments of principal and interest under our outstanding indebtedness could result in a default and acceleration of the underlying debt and under other indebtedness that contains cross-default provisions.
•Growth: Our plans for growth have been and may continue to be negatively impacted by COVID-19. This environment has and could continue to result in difficulties for our franchisees and property owners to obtain financing on reasonable terms or at all. In addition, our development pipeline is subject to a number of risks, including that developers are experiencing construction delays as a result of restrictions on business activity and supply chain interruptions which could cause delays in the completion and development of new hotels, impacting our net rooms growth and/or slowing the rate of our pipeline growth.
•Capital Markets Impact: The global stock markets have experienced, and may continue to experience, volatility as a result of COVID-19. The price of our common stock has been volatile and has experienced periods of significant declines since the onset of the pandemic. The significant uncertainty created by the impact of COVID-19 has caused the global economy, business confidence and consumer confidence to have, and likely continue to have, a significant effect on the market price of securities generally, including on our common stock. In addition, we are restricted in our ability to repurchase shares and limited in our ability to make dividend payments.
See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the mitigating actions we have taken and our liquidity and indebtedness.
Despite the steps we have taken to assess and mitigate the impact of COVID-19, the extent to which COVID-19 will continue to impact our business operations, financial results, outlook, plans, growth, cash flows and liquidity, as well as the impact on our franchisees and property owners and their operations, our guests and our team members, the hospitality industry and overall demand for travel will depend on future developments, which are highly uncertain and cannot be predicted, including, among other things:

•the scope and duration of the pandemic, including any additional resurgence in the number of COVID-19 cases or increased rates of infectiousness or severity related to mutations or variants of COVID-19 and the timing and availability of vaccinations and other treatments for COVID-19;
•actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions and the success of those actions;
•the continued or enhanced need for, and success of, mitigation efforts, containment measures and other responses by our franchisees, property owners, and us;
•the potential of our franchisees and property owners to declare bankruptcy or cause their lenders to declare a default, accelerate debt or foreclose on the property, which could result in the termination of our franchise or management agreements;
•actual or perceived risks of contracting COVID-19 and new information which may emerge concerning its severity and impact;
•the negative impact of COVID-19 on global and regional economies and economic activity generally, including the duration and magnitude of its impact on unemployment rates and consumer confidence, discretionary spending and pricing;
•our relationships with franchisees and property owners;
•our liquidity based on our access to capital and financing as a result of COVID-19 and the terms and cost thereof, as well as our credit rating;
•potential risk of additional impairments to certain intangible assets, such as our trademarks and our franchised and managed goodwill;
•our ability to maintain our financial reporting processes and related controls as many team members continue to work remotely;
•cybersecurity risks and risks related to unauthorized access to confidential information as employees continue to work remotely;
•potential exposure to make payments to third-parties to whom we made financial guarantees;
•the impact on our contracts with our partners, including force majeure provisions;
•labor markets and activities or additional demands or requests from labor unions or labor disputes or disruptions or the impact from position eliminations, furloughs or other actions;
•unexpected additional costs and expenses incurred by us, franchisees and property owners related to the effects of COVID-19 and steps taken to counteract future outbreaks, including enhanced health and hygiene or social distancing requirements;
•the effects of any steps we take to reduce operating costs as a result of COVID-19, including with respect to our brand reputation, our ability to operate the company, our ability to attract and retain team members and guest experience and loyalty;
•the potential exposure related to guests or team members who may contract COVID-19; and
•the potential diversion of management’s attention from the business due to COVID-19, including if any key team member becomes ill from COVID-19 or unable to work.
The potential effects of COVID-19 cannot be predicted in terms of type, duration or impact and could intensify or otherwise affect many of the other risks set forth in this Item 1A of our Annual Report or present other unforeseen consequences for the business.
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
Declines in or disruptions to the travel and hotel industries may adversely affect us.
We face risks affecting the travel and hotel industries that include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting decisions by consumers and businesses to use travel accommodations; domestic unrest, terrorist incidents and threats and associated heightened travel security measures; political instability or political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics, such as COVID-19; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices. Any such decline in or disruptions to the travel or hotel industries may adversely affect our franchised hotels, the operations of current and potential franchisees, developers and hotel owners with which we have hotel management contracts.
Third-party Internet travel intermediaries and peer-to-peer online networks.
Consumers increasingly use third-party Internet travel intermediaries, including search engines, and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of Internet reservations for our affiliated hotels through their fees and a variety of online marketing methods, including the purchase by certain travel intermediaries of keywords consisting of or containing our hotel brands from Internet search engines to influence search results and direct guests to their websites. If we fail to reach satisfactory agreements with intermediaries, our affiliated hotels may not appear on their websites and we could lose business as a result. Further, travel intermediaries may seek to offer distribution services under their own brands directly to lodging accommodations in competition with our core franchise business.
Risks Relating to Our Operations and Acquisitions
We are subject to business, financial, operating and other risks common to the hotel, hotel franchising and hotel management industries which also affect our franchisees and hotel owners, any of which could reduce our revenues, limit our growth or otherwise impact our business.
A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to risks common in the hotel, hotel franchising and hotel management industries, including risks related to:
•our ability to meet our objectives for growth in the number of our franchised hotels, hotel rooms in our franchise system and hotels under management and to retain and renew franchisee and hotel management contracts, all on favorable terms;
•the number, occupancy and room rates of hotels operating under our franchise and management agreements;
•the delay of hotel openings in our pipeline;
•changes in the supply and demand for hotel rooms;
•our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees and hotel owners under our hotel management agreements and other third parties, including marketing alliances and affiliations with e-commerce channels;
•our franchisees' pricing decisions;
•the quality of the services provided by franchisees and their investments in the maintenance and improvement of properties;
•the bankruptcy or insolvency of a significant number of our franchised or managed hotels;
•the financial condition of franchisees, owners or other developers and the availability of financing to them;
•adverse events occurring at franchised or managed hotel locations, including personal injuries, food tampering, contamination or the spread of illness, including COVID-19;
•negative publicity, which could damage our hotel brands;
•our ability to successfully market our current or any future hotel brands and programs, including our rewards program, and to service or pilot new initiatives;
•our management contract or relationship with CorePoint Lodging, Inc. (“CorePoint”), which in aggregate owns approximately 70% of our managed hotels and any decision by CorePoint to divest additional hotels;
•changes in the laws, regulations and legislation affecting our business, internationally and domestically;
•our failure to adequately protect and maintain our trademarks and other intellectual property rights;
•the relative mix of branded hotels in the various hotel industry price categories;
•corporate budgets and spending and cancellations, deferrals or renegotiations of group business;
•seasonal or cyclical volatility in our business;
•operating costs, including as a result of inflation, energy costs and labor costs, such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance; and
•disputes, claims and litigation and other legal proceedings concerning our or our franchised or managed hotels’ operations, including with consumers, government regulators, other businesses, franchisees and hotel owners, organized labor activities and class actions.

Any of these factors could reduce our revenues, increase our costs or otherwise limit our opportunities for growth.
Our international operations are subject to additional risks not generally applicable to our domestic operations.
Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the United States; hostility from local populations; political instability, including potential disruptions from the United Kingdom’s exit from the European Union, trade disputes with trade partners, including China and other geopolitical risks; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as COVID-19 or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of hotel properties by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates; conflicts between local laws and U.S. laws, including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could adversely impact our results of operations, financial position or cash flows.
We are dependent on our senior management and the loss of any member of our senior management could harm our business.
We believe that our future growth depends in part on the continued services of our senior management team. Losing the services of any members of our senior management team, including due to COVID-19 or the increased availability of permanent remote positions, could adversely affect our strategic relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for senior management may be difficult, time-consuming and costly.
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
Risks Relating to Our Relationships with Third Parties
Our revenues could be impacted if we are unable to maintain our contractual relationships with CorePoint.
In connection with the La Quinta acquisition, we entered into hotel-management agreements and hotel franchise agreements with CorePoint. We are also subject to certain agreements related to CorePoint’s previously completed spin-off of its real estate business. In October 2019, we entered into an additional agreement with CorePoint to collaborate on a number of new technology and operating initiatives, support CorePoint’s efforts to enhance its portfolio and resolve open issues between CorePoint and us. If these agreements are prematurely terminated due to one party's uncured default of their obligations or the parties' mutual agreement or these agreements are not renewed following their expiration, our profitability and revenues could decrease and our growth potential may be adversely affected.
Our license and other fees could be impacted by any softness in Wyndham Destinations’ sales of vacation ownership interests or decline in the volume of affinity leads which we generate for Wyndham Destinations.
In connection with the spin-off, we entered into a number of agreements with Wyndham Destinations that govern our ongoing relationship with Wyndham Destinations. Our success depends, in part, on the maintenance of our ongoing relationship with Wyndham Destinations, Wyndham Destinations’ performance of its obligations under these agreements, including Wyndham Destinations’ maintenance of the quality of products and services it sells under the “Wyndham” trademark and certain other trademarks and intellectual property that we license to Wyndham Destinations. Under the license, development and noncompetition agreement, Wyndham Destinations pays us significant royalties and other fees based on the volume of Wyndham Destinations’ sales of vacation ownership interests and other vacation products and services. If Wyndham Destinations is unable to compete effectively for sales of vacation ownership interests or COVID-19 continues to negatively impact such sales, our royalty fees under such agreement could be adversely impacted. If we are unable to maintain a good relationship with Wyndham Destinations, or if Wyndham Destinations does not perform its obligations under these agreements, fails to maintain the quality of the products and services it sells under the “Wyndham” trademark and certain other trademarks or fails to pay such royalties, our earnings could decrease.
Risks Relating to Regulation and Technology
Our operations are subject to extensive regulation and the cost of compliance or failure to comply with regulations may adversely affect us.
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
In connection with our business, we and our service providers collect and retain large volumes of certain types of personal and proprietary information pertaining to guests, franchisees, stockholders and employees. Such information includes, but is not limited to, large volumes of guest credit and payment card information. We are at risk of attack by cyber-criminals operating on a global basis attempting to gain access to such information. In connection with data security incidents involving a group of Wyndham brand hotels that occurred between 2008 and 2010, one of our subsidiaries is subject to a stipulated order with the U.S. Federal Trade Commission (the “FTC”), pursuant to which, among other things, it must meet certain requirements for reasonable data security as outlined in the stipulated order.
While we maintain what we believe are reasonable security controls over personal and proprietary information, a breach of or breakdown in our systems that results in the unauthorized release of personal or proprietary information could nevertheless occur or our subsidiary could fail to comply with the stipulated order with the FTC. As a result of COVID-19, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers such as Sabre Corporation and its SynXis Platform and uninterrupted operations of our and third party service facilities, including those used for reservation systems, hotel/property management, communications, procurement, call centers, operation of our loyalty program and administrative systems. We and our vendors also maintain physical facilities to support these systems and related services. As a result, in addition to failures that occur from time to time in the ordinary course, we and our vendors may be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could adversely affect our business. In addition, failure to keep pace with developments in technology could impair our operations or competitive position.

Risks Relating to Our Indebtedness and Tax Treatment
Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.
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
As of December 31, 2020, we had aggregate outstanding debt of $2,597 million. We may incur additional indebtedness in the future, which may magnify the potential impacts of the risks related to our debt. Our debt instruments contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to changing business and economic conditions; take advantage of business opportunities; incur or guarantee additional debt; pay dividends or make distributions; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. Failure to meet our payment obligations or comply with other financial covenants could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions. As disclosed elsewhere in this Annual Report, in April 2020, we amended our revolving credit facility to, among other things, suspend the quarterly testing of the leverage-based financial covenant until April 1, 2021. Following the relief period under the first amendment, the first amendment re-establishes the financial covenant, subject to an annualization mechanic described therein.
In order to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations, we may use financial instruments, such as hedging transactions. Changes in interest rates may adversely affect our financing costs and/or change the market value of our hedging transactions. Any failure or non-performance of counterparties under our hedging transactions could result in losses.
The London Interbank Offered Rate (“LIBOR”) is expected to no longer be available after June 30, 2023 for the primary U.S. dollar LIBOR settings used by the Company. As a result, there have been significant efforts by market participants and government and regulatory bodies in the United States and abroad to identify suitable replacement rates and develop processes for migration to the use of the alternatives. Our credit facility gives us the option to use LIBOR as a funding benchmark and our interest rate swaps are based on the one-month U.S. dollar LIBOR. Our credit facility allows us and the administrative agent to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto, as set forth in the credit facility. The International Swaps and Derivatives Association has issued terms that can be applied to determine the alternative reference rates under swap transactions and the timing of the switch to such alternatives. Any discontinuation of LIBOR and use of an alternative benchmark rate under our credit facility or our interest rate swap transactions is expected to be accompanied by a spread adjustment. The implementation of such alternative reference rates and spread adjustments could cause our funding costs to increase, including if there arises a differential between the alternative reference rate and/or spread adjustment under our credit facility and the alternative reference rate and/or spread adjustment applicable to our interest rate hedges.
In addition, we extend credit to assist franchisees and hotel owners in converting to, or building a new hotel under, one of our hotel brands through development advance notes and mezzanine or other forms of subordinated financing. The inability of franchisees and hotel owners to pay back such loans, including as a result of the ongoing effects of COVID-19, could materially and adversely affect our cash flows and business.

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
Changes to estimates or projections used to assess the fair value of our assets or operating results that are lower than our current estimates may cause us to incur additional impairment losses and require us to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.
Our total assets include goodwill and other intangible assets. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record additional significant non-cash impairment charges in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, which would negatively impact our results of operations and stockholders’ equity.
Risks Relating to Litigation, Reputation and Insurance
We are subject to risks related to litigation.
We are subject to a number of disputes, claims, litigation and other legal proceedings as described in this report, and any unfavorable rulings or outcomes in current or future litigation and other legal proceedings may materially harm our business. For additional information, see our Commitments and Contingencies note (Note 14) in the notes to our financial statements.
We are subject to risks related to human trafficking allegations.
Our business, along with the hospitality industry generally, faces risk that could cause damage to our reputation and the value of our hotel brands due to claims related to purported incidents of human trafficking. Along with many of our competitors, we and/or certain of our subsidiaries have been named as defendants in litigation matters filed in state and federal courts (and incurred litigation-related fees and costs), alleging statutory and common law claims arising from purported incidents of human trafficking perpetrated by third parties at certain franchised and managed hotel facilities. For additional information, see our Commitments and Contingencies note (Note 14) in the notes to our financial statements.
The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.
We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and franchised, managed and owned hotels. We also self-insure for certain risks up to certain monetary limits. The insurance coverage we carry, subject to our deductible, may not be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount, or any amount, or at all concerning a potential loss or liability, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Our Common Stock and Corporate Governance
The market price of our common stock may continue to fluctuate.
The market price for our common stock, and the market price of stock of other companies operating in the hospitality industry, has been highly volatile. For example, during the year ended December 31, 2020, the trading price of our common stock ranged between a low sales price of $21.59 and a high sales price of $62.57. The market price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including the effects of ongoing COVID-19 on our operations and financial performance, our ability to achieve growth and performance objectives, the success or failure of our business strategy, general economic conditions, our quarterly or annual earnings and those of other companies in our industry, changes in financial estimates and recommendations by securities analysts, changes in laws and regulations, political instability, increased competition and changes affecting the travel industry and other events impacting our business. The stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These market fluctuations may adversely affect the trading price of our common stock.

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
Our business, along with the hospitality industry generally, faces scrutiny related to environmental, social and governance activities and the risk of damage to our reputation and the value of our hotel brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, diversity and inclusion, philanthropy and support for local communities.
Provisions in our corporate governance documents and Delaware law may prevent or delay an acquisition of our business, which could decrease the market price of our common stock.
Our corporate governance documents and Delaware law contain provisions that are intended to deter or delay coercive takeover practices and inadequate takeover bids, including requiring advance notice for stockholder proposals, placing limitations on convening stockholder meetings, authorizing our Board to issue one or more series of preferred stock, and providing for the classification of our Board until the third annual meeting of stockholders following the spin-off, which we expect to be held in 2021. Additionally, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions may prevent or delay an acquisition that some stockholders may consider beneficial, which could decrease the market price of our common stock.
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
We may not continue to pay dividends on our common stock, and the current terms of our indebtedness limit our ability to pay dividends on our common stock and we are currently restricted from repurchasing shares of our common stock.
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
As a result of the financial impact of COVID-19, our Board approved a reduction in the quarterly cash dividend policy from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. On February 10, 2021, we announced the Board's approval of an increase in the quarterly cash dividend policy to $0.16 per share. Additionally, as a condition of the first amendment to our credit agreement, we are constrained to $0.16 per share for dividend payments and may be restricted in future quarterly dividend payments to $0.01 per share in the event that our liquidity is below $300 million. Furthermore, on March 17, 2020, we suspended our share repurchase activity and, as a condition of the first amendment to our credit agreement, we are restricted from repurchasing shares of our common stock. These restrictions will be lifted following the relief period under the first amendment.

Risks Relating to the Spin-Off
We have a limited operating history as a separate public company and our financial information from before the spin-off from Wyndham Destinations may not reflect our current or future results as an independent company.
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
The contingent liabilities we assumed in connection with the spin-off and Wyndham Destinations’ sale of its European vacation rentals business could adversely affect our results of operations and financial condition. In connection with the spin-off, Wyndham Destinations agreed to indemnify us for certain liabilities, and we agreed to indemnify Wyndham Destinations for certain liabilities, including cross-indemnities that are principally designed to place financial responsibility for the obligations and liabilities of our business with us, and financial responsibility for the obligations and liabilities of Wyndham Destinations’ business with Wyndham Destinations. Pursuant to the Separation and Distribution Agreement (the “SDA”), we assumed one-third and Wyndham Destinations assumed two-thirds of certain contingent and other corporate liabilities of Wyndham Destinations, which we refer to in this Report as “shared contingent liabilities,” incurred prior to the spin-off, including liabilities of Wyndham Destinations related to, arising out of or resulting from certain terminated or divested businesses, certain general corporate and tax matters of Wyndham Destinations and any actions with respect to the spin-off brought by any third party.
Additionally, in connection with the sale of Wyndham Destinations’ European vacation rentals business, we provided certain post-closing credit support in the form of guarantees, which as of December 31, 2020 were approximately $127 million, to ensure that the business meets the requirements of certain service providers and regulatory authorities. Such post-closing credit support may be enforced or called upon if the European vacation rentals business fails to meet its primary obligation to pay certain amounts when due. The European vacation rentals business has provided an indemnity to Wyndham Destinations in the event that the post-closing credit support is enforced or called upon. Pursuant to the terms of the SDA, we assumed one-third and Wyndham Destinations assumed two-thirds of any such losses actually incurred by Wyndham Destinations or us in the event that these credit support arrangements are enforced or called upon by any beneficiary and any amounts paid by Wyndham Destinations or us in respect of any indemnification claims made in connection with the sale of the European vacation rentals business.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in a leased office at 22 Sylvan Way, Parsippany, New Jersey, with the lease expiring in 2029. We also lease space for our reservation center and data warehouse in Saint John, New Brunswick, Canada pursuant to a lease that expires in 2029. In addition, we have an additional 8 leases for office space in 7 countries outside the United States and an additional two leases within the United States expiring in 2021 and 2022. We will evaluate the need to renew each lease on a case-by-case basis prior to its expiration.
Our owned hotel portfolio, which is part of our Hotel Management segment, currently consists of (i) the Wyndham Grand Rio Mar Beach Resort and Spa in Puerto Rico, located in Rio Grande, Puerto Rico, and (ii) the Wyndham Grand Orlando Bonnet Creek, located in Orlando, Florida. Aside from these hotels, we do not own any of the over 8,900 properties within our franchised and managed portfolio.
We believe our current leased and owned properties are adequate to support our existing operations.

Item 3. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 14 - Commitments and Contingencies to the Consolidated and Combined Financial Statements contained in Part IV of this report for a description of claims and legal actions arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WH”. As of January 31, 2021, the number of stockholders of record was 4,681.

DIVIDEND POLICY
We declared cash dividends of $0.32 per share in the first quarter of 2020 and $0.08 per share in the second, third and fourth quarters of 2020 ($53 million in aggregate for the year). The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board of Directors (“Board”) and depends upon many factors, including the impact of the coronavirus pandemic (“COVID-19”) on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Due to the adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend policy from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. On February 10, 2021, the Company announced the Board's approval of an increase in the quarterly cash dividend policy to $0.16 per share. While we believe some form of reduced future dividend is supportable from a financial profile, we cannot make any assurances as the economic environment remains fluid. As a condition of our amended revolving credit agreement, we may be restricted in future quarterly dividend payments to $0.01 per share in the event that our liquidity is below $300 million and we are constrained to $0.16 per share otherwise during the restriction period. We estimate our liquidity will remain above $300 million through the end of the restriction period. If we choose to terminate the amendment prior to the second quarter of 2021, these restrictions would be lifted and our quarterly first lien leverage ratio limit would be reinstated.

ISSUER PURCHASES OF EQUITY SECURITIES
In May 2018, our Board authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. On March 17, 2020, we suspended our share repurchase activity and as a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier. There were no stock repurchases during the three months ended December 31, 2020.

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Carnival Corporation, Marriott International Inc., Norwegian Cruise Line Holdings Ltd., Royal Caribbean Cruises Ltd. and Hilton Worldwide Holdings Inc.) for the period from June 1, 2018 to December 31, 2020. The graph assumes that $100 was invested on June 1, 2018 (the first day of regular-way trading) and all dividends and other distributions were reinvested. The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

Cumulative total return

	June 1, 2018	December 31, 2018	December 31, 2019	December 31, 2020
Wyndham Hotels & Resorts, Inc.	100.00	74.91	105.93	101.61
S&P 500	100.00	93.72	123.23	145.90
S&P Hotels, Resorts & Cruise Lines	100.00	84.58	115.92	85.92

Item 6. Selected Financial Data.
The following selected historical consolidated and combined statement of income (loss) data for the years ended December 31, 2020, 2019 and 2018 and the selected historical consolidated balance sheet data as of December 31, 2020 and 2019 are derived from the audited Consolidated and Combined Financial Statements of Wyndham Hotels & Resorts included elsewhere in this report. The selected historical combined statement of income (loss) data for the years ended December 31, 2017 and 2016 and the selected historical combined balance sheet data as of December 31, 2018, 2017 and 2016 are derived from unaudited combined financial statements of Wyndham Hotels & Resorts businesses that are not included in this report. We have prepared our unaudited combined financial statements on the same basis as our audited Consolidated and Combined Financial Statements and, in our opinion, have included all adjustments, which include only normal recurring adjustments, necessary to present fairly in all material respects our financial position and results of operations.

The selected historical combined financial data below should be read together with the audited Consolidated and Combined Financial Statements of the Wyndham Hotels & Resorts, including the notes thereto and the other financial information included elsewhere in this report.

	As of or For the Year Ended December 31,
($ in millions, except per share amounts and RevPAR)	2020	2019	2018 (a)	2017 (b)	2016 (b)
Statement of Income/(Loss) data:
Net revenues	$1,300	$2,053	$1,868	$1,280	$1,269
Total expenses	1,346	1,746	1,585	1,031	974
Operating (loss)/income	(46)	307	283	249	295
Interest expense, net	112	100	60	6	1
(Loss)/income before income taxes	(158)	207	223	243	294
(Benefit from)/provision for income taxes	(26)	50	61	13	118
Net (loss)/income	(132)	157	162	230	176
Per share data:
Diluted (loss)/earnings per share (c)	$(1.42)	$1.62	$1.62	$2.31	$1.76
Cash dividends declared per share	0.56	1.16	0.75	—	—

Balance Sheet data:
Cash	$493	$94	$366	$57	$28
Total assets (d)	4,644	4,533	4,976	2,137	1,998
Total debt (d)	2,597	2,122	2,141	184	174
Total liabilities (d)	3,681	3,321	3,558	875	913
Total stockholders’ / invested equity (e)	963	1,212	1,418	1,262	1,086

Other financial data:
Royalties and franchise fees	$328	$480	$441	$364	$354
License and other fees	84	131	111	75	65
Adjusted EBITDA (f)
Hotel Franchising segment	$383	$622	$515	$402	$400
Hotel Management segment	13	66	47	21	26
Corporate and Other (g)	(69)	(75)	(55)	(40)	(38)
Total adjusted EBITDA (h)	$327	$613	$507	$383	$388

Operating statistics:
Total Company
Number of properties (i)	8,941	9,280	9,157	8,422	8,035
Number of rooms (j)	795,900	831,000	809,900	728,200	697,600
RevPAR (k)	$24.51	$40.92	$40.80	$37.63	$36.67
Average royalty rate (l)	4.0%	3.8%	3.8%	3.7%	3.7%
United States
Number of properties (i)	6,175	6,342	6,358	5,726	5,525
Number of rooms (j)	487,300	510,200	506,100	440,100	429,000
RevPAR (k)	$30.20	$46.39	$45.30	$41.04	$39.77
Average royalty rate (l)	4.5%	4.5%	4.5%	4.4%	4.4%
______________________
(a)    In May 2018, we acquired La Quinta Holdings’ hotel franchise and hotel-management business, spanning a portfolio of over 900 La Quinta-branded hotels.
(b)    As described in Note 2 - Summary of Significant Accounting Polices to the Consolidated and Combined Financial Statements contained in Part II, Item 8 of this report, we adopted the new accounting standard related to revenue recognition utilizing the full retrospective transition method on January 1, 2018.

(c)    On June 1, 2018, our separation from Wyndham Worldwide was effected through a tax-free distribution to Wyndham Worldwide’s stockholders of one share of our common stock for every one share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018. As a result, on June 1, 2018, we had 99.8 million shares of common stock outstanding (inclusive of deferred shares and shares that vested upon separation). This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the date of separation.
(d)    Reflects the impact of the adoption of the new accounting standard in 2020 for the measurement of credit losses on financial instruments, the 2019 accounting standard for lease accounting and the 2016 accounting standards related to balance sheet classification of deferred taxes and the presentation of debt issuance costs.
(e)    Represents Wyndham Hotels & Resorts stand-alone stockholders’ equity since May 31, 2018 and Wyndham Worldwide net investment (capital contributions and earnings from operations less dividends) in Wyndham Hotels & Resorts and accumulated other comprehensive income for 2016 through May 31, 2018, the date of our spin-off.
(f)    “Adjusted EBITDA” is defined as net income (loss) excluding net interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a useful measure of performance for our segments which, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, allows a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
(g)    Corporate and Other reflects unallocated corporate costs that are not attributable to an operating segment.
(h)    The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Net (loss)/income	$(132)	$157	$162	$230	$176
(Benefit from)/provision for income taxes	(26)	50	61	13	118
Depreciation and amortization	98	109	99	75	73
Interest expense, net	112	100	60	6	1
Stock-based compensation expense	19	15	9	11	10
Impairments, net	206	45	—	41	—
Restructuring costs	34	8	—	1	2
Transaction-related expenses, net	12	40	36	3	1
Separation-related expenses	2	22	77	3	—
Contract termination costs	—	42	—	—	7
Transaction-related item	—	20	—	—	—
Foreign currency impact of highly inflationary countries	2	5	3	—	—
Adjusted EBITDA	$327	$613	$507	$383	$388
(i)    Represents the number of hotels at the end of the period.
(j)    Represents the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, or are Company-owned and (ii) properties under affiliation agreements for which Wyndham Hotels & Resorts receives a fee for reservation and/or other services provided.
(k)    Represents revenue per available room and is calculated by multiplying the average occupancy rate by the average daily rate.
(l)    Represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues.
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

OTHER EXPENSES AND CHARGES
Between January 1, 2016 and December 31, 2020, we incurred the following other expenses and charges:
2020
•$206 million of net impairment charges consisting of a $205 million charge primarily related to certain trademarks and goodwill associated with our owned reporting unit as a result of COVID-19 and a $4 million non-cash impairment charge for the write-off of a receivable as a result of our notice of termination of an unprofitable management agreement, partially offset by $3 million of cash received related to a previously impaired asset;
•$34 million of restructuring charges related to initiatives implemented in response to COVID-19;
•$12 million of transaction-related costs, primarily related to the integration of La Quinta; and
•$2 million of separation-related costs associated with our spin-off from Wyndham Worldwide.

2019
•$45 million for a non-cash net impairment charge associated with the termination of an unprofitable hotel-management guarantee arrangement;
•$42 million of contract termination charges consisting of $34 million in connection with a termination of an unprofitable hotel-management guarantee arrangement and $8 million in connection with an obligation arising from such termination;
•$33 million of transaction-related costs, primarily related to the integration of La Quinta;
•$27 million of costs pursuant to an agreement we entered into with CorePoint Lodging, Inc. (“CorePoint”), the owner of approximately 271 hotels we manage. Such charges are comprised of a $20 million fee credit for past services, which is reflected as a reduction to hotel management revenues, and a $7 million charge related to the resolution of acquisition-related tax matters which is reflected in transaction-related costs on the Consolidated and Combined Statements of Income (Loss);
•$22 million of separation-related costs associated with our spin-off from Wyndham Worldwide; and
•$8 million of charges related to restructuring initiatives, primarily focused on enhancing our organizational efficiency and rationalizing our operations.
2018
•$77 million of separation-related costs associated with our spin-off from Wyndham Worldwide; and
•$36 million of transaction-related costs consisting of $59 million in connection with our acquisition and integration of La Quinta, partially offset by a $23 million gain on the sale of our Knights Inn brand in May 2018. This sale was not material to our results of operations or financial position.
2017
•$41 million of non-cash impairment charges, of which $25 million was for a write-down of a guarantee asset and a development advance note receivable related to a hotel-management guarantee arrangement and $16 million was primarily related to a partial write-down of management agreement assets; and
•$1 million of charges related to restructuring initiatives, primarily focused on realigning our brand operations.
2016
•$7 million charge related to the termination of a management contract; and
•$2 million of charges related to restructuring initiatives, which were primarily focused on enhancing organizational efficiency.

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

BUSINESS AND OVERVIEW
Wyndham Hotels & Resorts is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in nearly 95 countries around the world.
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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
We generate royalties and franchise fees, management fees and other revenues from hotel franchising and hotel management activities, as well as fees from licensing our “Wyndham” trademark, certain other trademarks and intellectual property. In addition, pursuant to our franchise and management contracts with third-party hotel owners, we generate marketing, reservation and loyalty fee revenues and cost-reimbursement revenues that over time are offset, respectively, by the marketing, reservation and loyalty costs and property operating costs that we incur. We completed our acquisition of La Quinta Holdings, Inc. in May 2018, and, as a result certain comparisons of operating and financial metrics for the year ended December 31, 2019 compared to 2018 include significant acquisition impacts.
COVID-19
During 2020, the hotel industry experienced a sharp decline in travel demand due to the coronavirus pandemic, (“COVID-19”) and the related government preventative and protective actions to slow the spread of the virus, including travel restrictions. We and the entire industry experienced significant revenue losses as a result of steep RevPAR declines, which may continue for some time.
As a result of the financial impact of COVID-19, we undertook a number of preventative measures to conserve our liquidity, strengthen our balance sheet and support our franchisees through these unprecedented times, including:
•Issuing $500 million of senior unsecured notes at 4.375% due in August 2028;
•Suspending our share repurchase program as of March 17, 2020;
•Reducing our quarterly cash dividend per share to $0.08 per share from $0.32 per share, beginning with the dividend that was declared by the Board of Directors (“Board”) during the second quarter of 2020;
•Workforce reductions, including the elimination of 846 team members across the globe;
•Advertising reductions and elimination of all discretionary spend;
•Capital expenditures reductions to focus on only the highest priority projects;
•Temporary closure of our two owned hotels for April and May 2020; and
•Our Chief Executive Officer elected to forgo his base salary and our Board elected to forgo the cash portion of their fees for a portion of the year.
Our franchisees’ financial health and long-term success is a top priority for us, and we have taken the following proactive steps to help them preserve cash during this period:
•Suspended non-room revenue related fees, such as Wyndham Rewards retraining fees;
•Deferred property improvement plans and certain non-essential brand standards requiring cash outlays, such as hot breakfast requirements;
•Provided payment relief by deferring receivables and suspending interest charges and late fees through September 1, 2020;
•Partnered with industry associations to advocate for government relief for our franchisees and their employees;
•Guided owners through the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and its evolving guidance and urged the government to expand and clarify these loan programs, for which the majority of our owners qualify;

•Revised cleaning protocols and secured critical cleaning and disinfection supplies pursuant to new U.S. Centers for Disease Control and Prevention (“CDC") guidelines through our procurement network at reduced costs for our franchisees as well as funding and deferring repayment of these costs to help our franchisees conserve cash during this pandemic; and
•Continued marketing and sales efforts during the higher demand summer travel season to drive bookings for our hotel owners.
For our guests whose travel plans have changed, we have modified cancellation policies, paused Wyndham Rewards point expirations until June 30, 2021 and are maintaining loyalty member level status through the end of 2021. Over 99% of our domestic and approximately 97% of our global portfolio remain open today.
Nearly 90% of our domestic hotels are located along highways and in suburban and small metro areas. Our portfolio generates approximately 70% of bookings from leisure customers and 30% from business travel. Our business customers are substantially comprised of truckers, contractors, construction workers, healthcare workers, emergency crews and others who must travel for work and do not have the ability to conduct their work remotely. These travelers are looking for well-known and high quality brands they can depend on for quality and enhanced safety measures. Less than 5% of our bookings come from corporate business travel or group business. As a result of the strength of leisure demand, these traveling everyday workers and our continued investment in sales and marketing efforts, our economy and midscale brands have outperformed the industry's higher-end chain scales throughout the pandemic. While we believe our hotels will be able to quickly recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and certain intangible assets, such as our trademarks, and our franchised and managed goodwill may be exposed to additional impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS - 2020 VS. 2019
The table below presents our operating statistics for the years ended December 31, 2020 and 2019. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2020	2019	% Change
Rooms
United States	487,300	510,200	(4%)
International	308,600	320,800	(4%)
Total rooms	795,900	831,000	(4%)
RevPAR
United States	$30.20	$46.39	(35%)
International (a)	15.35	31.85	(52%)
Global RevPAR (a)	24.51	40.92	(40%)
______________________
(a)Excluding currency effects, international RevPAR decreased 51% and global RevPAR decreased 40%.
Rooms as of December 31, 2020 decreased 4% compared to the prior year reflecting our previously announced strategic termination plan as well as the unforeseen sale of certain hotels by a strategic partner which triggered the termination of that underlying license agreement. As a result of these unusual termination events, we removed approximately 26,700 hotel rooms during 2020, which adversely impacted net room growth by 300 basis points.
Global RevPAR for the year ended December 31, 2020 decreased 40% to $24.51, compared to the prior year due to COVID-19 and its impact on travel demand.

YEAR ENDED DECEMBER 31, 2020 VS. YEAR ENDED DECEMBER 31, 2019

	Year Ended December 31,
	2020	2019	Change	% Change
Net revenues	$1,300	$2,053	$(753)	(37%)
Expenses	1,346	1,746	(400)	(23%)
Operating (loss)/income	(46)	307	(353)	(115%)
Interest expense, net	112	100	12	12%
(Loss)/income before income taxes	(158)	207	(365)	(176%)
(Benefit from)/provision for income taxes	(26)	50	(76)	(152%)
Net (loss)/income	$(132)	$157	$(289)	(184%)

Net revenues during 2020 decreased $753 million, or 37%, compared to the prior year, primarily driven by:
•$273 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the termination of unprofitable hotel-management agreements during 2019;
•$152 million of lower royalty and franchise fees reflecting a 40% decline in RevPAR due to lower travel demand as a result of COVID-19;
•$192 million of lower marketing, reservation and loyalty fees (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption) due to the RevPAR decline;
•$61 million of lower management and other fees due to a (i) $52 million reduction in owned hotel revenues and (ii) $29 million of lower management fees resulting from a decline in RevPAR primarily due to lower travel demand from COVID-19, partially offset by the absence of a $20 million fee credit for past services with a customer in 2019; and
•$47 million of lower license and other fees due to lower travel demand resulting from COVID-19.
Total expenses during 2020, decreased $400 million, or 23%, compared to the prior year, primarily driven by:
•    $273 million of lower cost-reimbursement expenses consistent with the revenue decline discussed above;
•$144 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19;
•$69 million of lower operating and general and administrative expenses primarily due to cost containment efforts in response to COVID-19;
•$48 million of lower separation and transaction-related expenses;
•$42 million of lower contract termination costs; partially offset by
•$161 million of higher impairment charges, driven by the $206 million of impairment charges during 2020, primarily related to certain of our trademarks, principally La Quinta, as well as goodwill for our owned hotel reporting unit, partially offset by the absence of a $45 million impairment charge in 2019. The 2020 trademark impairments were primarily due to a higher discount rate as a result of increased share price volatility, consistent with the lodging sector and broader equity markets; and
•    $26 million of higher restructuring charges due to cost saving initiatives implemented in response to COVID-19.
Our effective tax rate decreased to 16.5% on pre-tax loss from 24.2% on pre-tax income during 2020 and 2019, respectively. The effective tax rate in 2020 was lower primarily due to valuation allowances established for certain tax attributes. In 2019, the Company had higher foreign taxes on international operations, which was partially offset by a one-time state tax benefit resulting from a change in the Company's state income tax filing position due to its spin-off from Wyndham Worldwide.
As a result of these items, net income during 2020, decreased $289 million compared to the prior year.

A reconciliation of net income (loss) to adjusted EBITDA is represented below:

	Year Ended December 31,
	2020	2019
Net (loss)/income	$(132)	$157
(Benefit from)/provision for income taxes	(26)	50
Depreciation and amortization	98	109
Interest expense, net	112	100
Stock-based compensation expense	19	15
Impairments, net	206	45
Restructuring costs	34	8
Transaction-related expenses, net	12	40
Separation-related expenses	2	22
Contract termination costs	—	42
Transaction-related item	—	20
Foreign currency impact of highly inflationary countries	2	5
Adjusted EBITDA	$327	$613

Following is a discussion of the results of each of our segments and Corporate and Other for 2020 compared to 2019:

	Net Revenues			Adjusted EBITDA
	2020	2019	% Change	2020	2019	% Change
Hotel Franchising	$863	$1,279	(33%)	$383	$622	(38%)
Hotel Management	437	768	(43%)	13	66	(80%)
Corporate and Other	—	6	n/a	(69)	(75)	n/a
Total Company	$1,300	$2,053	(37%)	$327	$613	(47%)
Hotel Franchising

	Year Ended December 31,
	2020	2019	% Change
Rooms
United States	452,600	464,600	(3%)
International	293,900	305,600	(4%)
Total rooms	746,500	770,200	(3%)
RevPAR
United States	$29.50	$44.09	(33%)
International (a)	14.75	30.80	(52%)
Global RevPAR (a)	23.74	38.91	(39%)
______________________
(a)    Excluding currency effects, international RevPAR decreased 52% and global RevPAR decreased 39%.
Net revenues during 2020 decreased $416 million, or 33% compared to the prior year, primarily driven by:
•$190 million of lower marketing, reservation and loyalty revenues (inclusive of a $13 million benefit in loyalty revenues from a change in our member redemption assumption) due primarily to a 39% decline in RevPAR due to lower travel demand as a result of COVID-19;
•$156 million of lower royalty and franchise fees due to the decline in RevPAR; and
•$47 million of lower license and other fees due to lower travel demand as a result of COVID-19.
Adjusted EBITDA during 2020 decreased $239 million, or 38%, compared to the prior year, primarily driven by the changes in net revenues discussed above, partially offset by:
•$145 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19; and

•    $34 million of lower operating and general and administrative expenses primarily due to cost containment efforts in response to COVID-19.
Hotel Management

	Year Ended December 31,
	2020	2019	% Change
Rooms
United States	34,700	45,600	(24%)
International	14,700	15,200	(3%)
Total rooms	49,400	60,800	(19%)
RevPAR (a)
United States	$37.97	$67.32	(44%)
International (b)	26.21	52.69	(50%)
Global RevPAR (b)	34.67	64.01	(46%)
______________________
(a)    Excluding currency effects, international RevPAR decreased 49% and global RevPAR decreased 45%.
Net revenues during 2020 decreased $331 million, or 43%, compared to the prior year, primarily driven by:
•$273 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;
•$61 million of lower management and other fees due to a (i) $52 million reduction in owned hotel revenues and (ii) $29 million of lower management fees resulting from a decline in RevPAR primarily due to lower travel demand from COVID-19, partially offset by the absence of a $20 million fee credit for past services with a customer in 2019; partially offset by
•$6 million of higher termination fees related to CorePoint Lodging asset sales.
Adjusted EBITDA during 2020 decreased $53 million, or 80%, compared to the prior year, primarily driven by the revenue decreases discussed above, excluding the absence of a $20 million fee credit for past services with a customer in 2019 which had no impact on adjusted EBITDA, partially offset by $28 million in lower operating expenses primarily due to cost containment efforts in response to COVID-19.
Corporate and Other
Corporate and Other revenues decreased $6 million during 2020 compared to 2019, due to the completion of transition services previously in place following our separation from Wyndham Worldwide.
Adjusted EBITDA during 2020 increased $6 million compared to the prior year, primarily due to $10 million in lower operating and general and administrative costs primarily due to cost containment efforts in response to COVID-19, partially offset by the $6 million decrease in net revenues discussed above.

OPERATING STATISTICS - 2019 VS. 2018
The table below presents our operating statistics for the years ended December 31, 2019 and 2018. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2019	2018	% Change
Rooms
United States	510,200	506,100	1%
International	320,800	303,800	6%
Total rooms	831,000	809,900	3%
RevPAR (a)
United States	$46.39	$45.30	2%
International (b)	31.85	33.31	(4%)
Global RevPAR (b)	40.92	40.80	—%
______________________
(a)Includes the impact of acquisition and disposition from their respective dates forward.
(b)Excluding currency effects, international RevPAR increased 1% and global RevPAR increased 2%.

YEAR ENDED DECEMBER 31, 2019 VS. YEAR ENDED DECEMBER 31, 2018

	Year Ended December 31,
	2019	2018	Change	% Change
Net revenues	$2,053	$1,868	$185	10%
Expenses	1,746	1,585	161	10%
Operating income	307	283	24	8%
Interest expense, net	100	60	40	67%
Income before income taxes	207	223	(16)	(7%)
Provision for income taxes	50	61	(11)	(18%)
Net income	$157	$162	$(5)	(3%)

During 2019, net revenues increased 10% compared with the prior-year, which included $267 million of incremental revenues from La Quinta (acquired in May 2018) of which $152 million reflected cost-reimbursement revenues. Excluding the incremental impact from the La Quinta acquisition and a $5 million unfavorable impact from currency translation, net revenues decreased 4% primarily reflecting:
•lower cost-reimbursement revenues due to a change in our responsibility from being the principal for certain property-related activities to being an agent, and therefore, these costs are no longer reflected in our Consolidated and Combined Statements of Income (Loss) and property terminations; and
•a $20 million fee credit for past services with a customer, which is reflected as a reduction to hotel-management revenues.
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

Excluding cost-reimbursement revenues and the incremental impact from the La Quinta acquisition, during 2019:
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
As a result of these items, net income decreased $5 million compared with 2018.
A reconciliation of net income to adjusted EBITDA is represented below:

	Year Ended December 31,
	2019	2018
Net income	$157	$162
Provision for income taxes	50	61
Depreciation and amortization	109	99
Interest expense, net	100	60
Stock-based compensation expense	15	9
Impairment, net	45	—
Contract termination costs	42	—
Transaction-related expenses, net	40	36
Separation-related expenses	22	77
Transaction-related item	20	—
Restructuring costs	8	—
Foreign currency impact of highly inflationary countries	5	3
Adjusted EBITDA	$613	$507

Following is a discussion of the results of each of our segments and Corporate and Other for 2019 compared to 2018:

	Net Revenues			Adjusted EBITDA
	2019	2018	% Change	2019	2018	% Change
Hotel Franchising	$1,279	$1,135	13%	$622	$515	21%
Hotel Management	768	726	6%	66	47	40%
Corporate and Other	6	7	n/a	(75)	(55)	n/a
Total Company	$2,053	$1,868	10%	$613	$507	21%

Hotel Franchising

	Year Ended December 31,
	2019	2018	% Change
Rooms
United States	464,600	453,900	2%
International	305,600	288,900	6%
Total rooms	770,200	742,800	4%
RevPAR (a)
United States	$44.09	$43.04	2%
International (b)	30.80	32.09	(4%)
Global RevPAR (b)	38.91	38.86	—%
______________________
(a)Includes the impact of acquisition and disposition from their respective dates forward.
(b)    Excluding currency effects, international RevPAR increased 1% and global RevPAR increased 2%.

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
Hotel Management

	Year Ended December 31,
	2019	2018	% Change
Rooms
United States	45,600	52,200	(13%)
International	15,200	14,900	2%
Total rooms	60,800	67,100	(9%)
RevPAR (a)
United States	$67.32	$72.76	(7%)
International (b)	52.69	57.84	(9%)
Global RevPAR (b)	64.01	68.72	(7%)
______________________
(a)    Includes the impact of acquisition and disposition from their respective dates forward.
(b)    Excluding currency effects, international RevPAR decreased 1% and global RevPAR decreased 5%.

Net revenues increased $42 million or 6% during 2019, reflecting $170 million of incremental revenues from the La Quinta acquisition which included $152 million of cost-reimbursement revenues. Excluding the incremental impact from the acquisition of La Quinta, net revenues decreased $128 million primarily due to lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA and a $20 million fee credit for past services with a customer, which is reflected as a reduction to hotel-management revenues. Such decreases were partially offset by higher termination fees and an increase in owned hotel revenues.
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

RESTRUCTURING
We incurred $34 million of charges related to restructuring initiatives implemented in response to COVID-19 during 2020. These initiatives resulted in a reduction of 846 employees and are comprised primarily of employee separation and facility closure costs. In addition, during 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. During 2020, we paid $30 million in restructuring payments relating to our 2019 and 2020 plans. As of December 31, 2020, we had a $10 million liability related to our 2020 restructuring plans which is expected to be primarily paid by the end of 2021. We expect that annual savings realized will be $50 to $55 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial condition

	Year Ended December 31,
	2020	2019	Change
Total assets	$4,644	$4,533	$111
Total liabilities	3,681	3,321	360
Total stockholders’ equity	963	1,212	(249)

Total assets increased $111 million from December 31, 2019 to December 31, 2020 primarily driven by an increase in cash principally due to issuance of our $500 million 4.375% senior unsecured notes, partially offset by impairments of certain intangible assets. Total liabilities increased $360 million from December 31, 2019 to December 31, 2020 primarily due to the new senior unsecured notes, partially offset by a decrease in accrued liabilities due to timing of payments. Total equity decreased $249 million from December 31, 2019 to December 31, 2020 primarily due to our net loss for the year, stock repurchases during the first quarter and dividend payments.
Liquidity and capital resources
As of December 31, 2020, we had approximately $1.2 billion in cash and additional available borrowing capacity through our revolving credit facility. Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our shareholders, but also to create additional value for our stockholders in the form of share repurchases. However, due to the negative impact that COVID-19 is currently having on the travel industry, we’ve taken a number of preventative steps to conserve our liquidity and strengthen our balance sheet:
•In March 2020, we suspended share repurchase activity and draw down the entirety of our revolving credit facility;
•In April 2020, we amended our revolving credit facility agreement to waive the quarterly-tested leverage covenant until April 1, 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, we agreed to temporarily maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under our revolving credit facility, pay a higher interest rate on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event our liquidity is below $300 million;

•In May 2020, we assembled a comprehensive cost containment plan identifying $255 million of targeted saving opportunities and immediately began executing on this plan to delivering those savings. We also decreased our quarterly cash dividend to $0.08 per share in May 2020;
•In August 2020, we issued $500 million of senior unsecured notes, which mature in 2028 and bear interest at a rate of 4.375% per year, for net proceeds of $492 million, which were used to repay a portion of the outstanding borrowings under our revolving credit facility; and
•In November 2020, we repaid the remaining $234 million of borrowings under our revolving credit facility.
Given the minimal capital needs of our business, the flexible cost infrastructure and the mitigation measures taken, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs. As of December 31, 2020, we were in compliance with the financial covenants of our credit agreements and expect to remain in such compliance with no additional waivers or amendments required. As of December 31, 2020, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, of which none was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. During the amendment period as discussed above, the revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25% with the LIBOR rate subject to a 0.50% floor.
As of December 31, 2020, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $71 million liability as of December 31, 2020.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates in the event that U.S. dollar LIBOR ceases to exist after June 2023. Our credit facility, which includes our revolving credit facility and term loan, gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto. The International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though the Company's existing swaps will continue to reference LIBOR for the foreseeable future.
As of December 2020, our credit rating was Ba1 from Moody's Investors Service and BB from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Cash provided by/(used in)
Operating activities	$67	$100	$231
Investing activities	(31)	(53)	(1,728)
Financing activities	363	(320)	1,808
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	1	(4)
Net change in cash, cash equivalents and restricted cash	$399	$(272)	$307

During 2020, net cash provided by operating activities decreased $33 million compared to the prior year primarily due to lower net income (excluding non-cash impairment and depreciation expenses) in 2020 and timing of deferred revenues associated with our co-branded credit card program, partially offset by the absence of payment of $195 million of tax liabilities assumed in the La Quinta acquisition during 2019. 2020 also included $66 million of cash outlays related to restructuring, contract termination costs and transaction and separation related costs, while 2019 included $113 million of such costs. Net cash used in investing activities decreased $22 million compared to the prior year, primarily due to lower capital expenditures in connection with our COVID-19 cost containment initiative. As a result of the impact of COVID-19 on travel demand, we prioritized our capital projects to focus on guest-facing projects with the higher return potential. Net cash provided by financing activities increased $683 million compared to the prior year, primarily due to the issuance of our $500 million 4.375% senior unsecured notes due in 2028, suspension of our share repurchase activity in March 2020 and reduction of our quarterly cash dividend in the second quarter of 2020 and throughout the remainder of the year from $0.32 per share to $0.08 per share.

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
Capital deployment
We expect to maintain discipline in our capital allocation approach. We expect to maintain a regular dividend payment, invest in select technology improvements across our business that further our strategic objectives and deploy capital to increase our system size. Excess cash generated beyond these needs will be used for either acquisitions that are accretive and strategically enhancing to our business, potential debt reduction or stock repurchases with the amount going to each depending largely on the opportunities that are available.
During 2020, we spent $33 million on capital expenditures, primarily related to information technology. During 2021, we anticipate spending approximately $40 million on capital expenditures.
In addition, during 2020, we spent $16 million on net development advance notes to acquire new hotel franchise agreements and hotel-management contracts. In an effort to support growth in our business, we expect to increase development advance spend to approximately $40 million in 2021. We may also continue to provide other forms of financial support.
During 2020, we paid $66 million of restructuring, separation, transaction and contract termination costs incurred in 2019 as well as severance costs relating to restructuring initiatives implemented in 2020 in response to COVID-19, net of cash proceeds of a previously impaired asset. We do not expect any meaningful special item cash outlays in 2021.

We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility.
Stock repurchase program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by another $300 million. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off. In March 2020, given the impact of COVID-19 was expected to have on travel demand at that time, we suspended share repurchase activity.
Under our current stock repurchase program, we repurchased 0.9 million shares at an average price of $51.57 per share for a cost of $45 million during 2020, all of which was repurchased on or before March 17, 2020, the date we suspended our share repurchase activity due to COVID-19. Since inception, we repurchased 7.7 million shares at an average price of $53.43 per share for a cost of $408 million. As of December 31, 2020, we had $191 million of remaining availability under our program.
As a condition of the amendment to our revolving credit agreement, we are restricted from repurchasing shares of our stock until the waiver amendment expires at the beginning of the second quarter of 2021 unless we elect to terminate the amendment earlier.
Dividend policy
We declared cash dividends of $0.32 per share in the first quarter of 2020 and $0.08 per share in the second, third and fourth quarters of 2020 ($53 million in aggregate for the year). The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including the impact of COVID-19 on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Due to the adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend policy from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. On February 10, 2021, the Company announced the Board’s approval of an increase in the quarterly cash dividend policy to $0.16 per share. While we believe some form of reduced future dividend is supportable from a financial profile, we cannot make any assurances as the economic environment remains fluid. As a condition of our amended revolving credit agreement, we may be restricted in future dividend payments to $0.01 per share in the event that our liquidity is below $300 million and we are constrained to $0.16 per share otherwise during the restriction period. We estimate our liquidity will remain above $300 million through the end of the restriction period. Upon termination of the amendment on April 1, 2021 or earlier at the Company's option, these restrictions will be lifted and our quarterly first lien leverage ratio limit will be reinstated.
Foreign earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we continue to assert that all of our undistributed foreign earnings of $34 million will be reinvested indefinitely as of December 31, 2020. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount; insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date.
In April 2020, we completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until April 1, 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In exchange, we agreed to restrict share repurchases through the amendment period and to restrict quarterly dividend payments to $0.01 per share through the amendment period in the event our liquidity falls below $300 million or constrained to $0.16 per share otherwise. We are also subject to a minimum liquidity covenant of $200 million during the amendment period.
The indenture, as supplemented, under which the senior notes due 2026 and senior notes due 2028 were issued contains covenants that limit, among other things, Wyndham Hotels & Resorts, Inc.’s ability and that of certain of its subsidiaries to (i) create liens on certain assets; (ii) enter into sale and leaseback transactions; and (iii) merge, consolidate or sell all or substantially all of Wyndham Hotels & Resorts, Inc.’s assets. These covenants are subject to a number of important exceptions and qualifications.
As of December 31, 2020, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, prior to 2020, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher in the second half of the year. However, given the impact of COVID-19, the historical seasonality of our business is not relevant to 2020 operating results. Our second quarter was the most severely impacted and as such, we had higher revenues and cash flows in the third and fourth quarters. While we believe in many cases our select service hotels have performed more favorably than hotels in other chain scales, and we believe we will be among the first to recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and we are unable to predict when our operations will resume the normal hotel industry seasonality.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 14 - Commitments and Contingencies to the Consolidated and Combined Financial Statements contained in Part IV of this report.

CONTRACTUAL OBLIGATIONS
The following table summarizes our future contractual obligations for the years set forth below:

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$21	$21	$22	$22	$1,496	$1,015	$2,597
Interest on debt (a)	108	101	100	80	67	82	538
Operating leases	4	4	3	2	1	3	17
Purchase commitments	54	38	30	21	21	28	192
Total (b)	$187	$164	$155	$125	$1,585	$1,128	$3,344
______________________
(a)Includes interest on long-term debt; estimated using the stated interest rates on our senior notes and the swapped interest rates on our term loan.
(b)Excludes a $10 million liability for unrecognized tax benefits associated with the accounting guidance for uncertainty in income taxes since it is not reasonably estimable to determine the periods in which such liability would be settled with the respective tax authorities.

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
Impairment of long-lived assets
Goodwill is reviewed annually (during the fourth quarter of each year subsequent to completing our annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the one-step impairment test, with an impairment being recognized only where the fair value is less than carrying value. In any given year, we can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or we elect to bypass the qualitative assessment, we would use the one-step impairment test. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations.
We also determine whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment.
As a result of COVID-19 and the significant negative impact it has had on travel demand, we, with the assistance of a third-party valuation firm, performed a quantitative impairment analysis on all our indefinite-lived intangible assets in the second quarter of 2020. We evaluated the carrying value of each of our indefinite-lived intangible assets compared to their respective estimated fair values. The fair value of each of our indefinite-lived intangible assets is estimated using a discounted cash flow methodology. We determined through such analyses that certain of our trademarks, as well as, goodwill associated with our owned hotel reporting unit were impaired. Accordingly, we recorded impairment charges totaling $205 million in the second quarter of 2020 to reduce the carrying value of those assets to their estimated fair values. We performed our annual impairment assessment of our indefinite-lived intangible assets as of October 1, 2020 and determined that no additional impairments exist. Additionally, we performed a qualitative assessment of our indefinite-lived intangible assets as of March 31, September 30, and December 31, 2020 and determined through such assessments, that it was more likely than not that the fair value of such indefinite-live intangible assets were in excess of their carrying values.
We also evaluate the recoverability of each of our definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred. If such circumstances exist, we perform a quantitative assessment by comparing the respective carrying value of the assets to the expected future cash flows, on an undiscounted basis, to be generated from such assets. We performed a quantitative impairment assessment for a management contract and certain franchise agreements during the fourth quarter of 2020. As a result of these assessments, we determined these assets were not impaired. Additionally, we also performed a qualitative assessment of all our definite-lived intangible assets as of March 31, June 30, September 30, and December 31, 2020 and determined through such assessments, that it was more likely than not that the future expected cash flows on an undiscounted basis were in excess of the carrying value of such assets.
Should the current effects of COVID-19 persist for a prolonged duration, our results of operations may continue to be negatively impacted and our intangible assets within our hotel franchising and hotel management reporting units may be exposed to future impairments. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, we may be required to write-down all or a portion of our remaining goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.
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
Loyalty program
We operate the Wyndham Rewards loyalty program. Wyndham Rewards members primarily accumulate points by staying in hotels operated under one of our brands. Wyndham Rewards members may also accumulate points by purchasing everyday services and products with their co-branded credit card.
We earn revenue from these programs (i) when a member stays at a participating hotel or club resort from a fee charged by us to the franchisee, which is based upon a percentage of room revenues generated from such stay which we recognize, net of redemptions, over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed, and (ii) based upon a percentage of the member’s spending on the co-branded credit cards for which revenues are paid to us by a third-party issuing bank which we primarily recognize over time based upon the redemption patterns of the loyalty points earned under the program, including an estimate of loyalty points that will expire or will never be redeemed.
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
As a result of the negative impact that COVID-19 has had on travel demand, our assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, have changed. Accordingly, we recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Consolidated and Combined Statement of Income (Loss) for the year ended December 31, 2020.

Income taxes
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

OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2020, 2019 and 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 13 - Fair Value to the Consolidated and Combined Financial Statements contained in Part IV of this report. Our principal market exposures are interest and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $464 million as of December 31, 2020. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities.
We have foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound, the Brazilian Real and the Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2020. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2020, the absolute notional amount of our outstanding foreign exchange hedging instruments was $85 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately an $8 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of December 31, 2020, we had total net assets of $5 million in Argentina.
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
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.
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

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Except as otherwise disclosed in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information required by this item is included in the Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 11. Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors”, “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity compensation plan information as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2.8 million (a)	$54.35 (b)	5.8 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
______________________
(a)    Consists of shares issuable upon exercise of stock settled stock appreciation rights, stock options, restricted stock units, deferred stock units and performance vested restricted stock units at the maximum achievement level under the 2018 Equity and Incentive Plan.
(b)    Consists of weighted-average exercise price of outstanding stock settled stock appreciation rights and stock options.
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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

Item 15 (a)(1) Financial Statements.
See Financial Statements and Financial Statements Index commencing on page F-1 hereof.

Item 15 (a)(3) Exhibits.
See Exhibit Index commencing on page G-1 hereof.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

By:	/s/ GEOFFREY A. BALLOTTI
Geoffrey A. Ballotti
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY A. BALLOTTI	President, Chief Executive Officer and Director	February 12, 2021
Geoffrey A. Ballotti	(Principal Executive Officer)

/s/ MICHELE ALLEN	Chief Financial Officer	February 12, 2021
Michele Allen	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 12, 2021
Nicola Rossi	(Principal Accounting Officer)

/s/ STEPHEN P. HOLMES	Non-Executive Chairman of the Board of Directors	February 12, 2021
Stephen P. Holmes

/s/ MYRA J. BIBLOWIT	Director	February 12, 2021
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 12, 2021
James E. Buckman

/s/ BRUCE B. CHURCHILL	Director	February 12, 2021
Bruce B. Churchill

/s/ MUKUL DEORAS	Director	February 12, 2021
Mukul Deoras

/s/ RONALD L. NELSON	Director	February 12, 2021
Ronald L. Nelson

/s/ PAULINE D.E. RICHARDS	Director	February 12, 2021
Pauline D.E. Richards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Emphasis of a Matter
As described in Note 1 and Note 18 to the financial statements, the financial statements have been prepared on a stand-alone basis and prior to May 31, 2018 are derived from the consolidated financial statements and accounting records of Wyndham Worldwide Corporation (“Wyndham Worldwide,” now known as Wyndham Destinations, Inc.). Prior to May 31, 2018, the combined financial statements also include expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented. Transactions with Wyndham Worldwide are disclosed in Note 18 to the financial statements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of certain indefinite-lived trademarks — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company has trademarks that are indefinite-lived intangible assets. As of December 31, 2020, the carrying value of the trademarks was $1.2 billion.

The Company determines whether the carrying values of such trademarks are impaired on an annual basis or more frequently if indicators of potential impairment exist. The impairment evaluation involves the comparison of the fair value of each trademark to its respective carrying value.

The Company determines the estimated fair value of each trademark using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on management’s forecasts, and discount rates (collectively the “significant assumptions”). The estimates used to calculate the fair value of trademarks change from year to year based on operating results and market conditions. For certain of the Company’s trademarks (collectively the “Trademarks”), changes in the significant assumptions could have a significant impact on the fair value of the Trademarks and the Trademarks’ impairment.

As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company, with the assistance of a third-party valuation firm, performed an impairment analysis on all its trademark intangible assets as of an interim date as well as on its annual assessment date October 1, 2020. The Company determined through such analyses that certain of its trademarks were impaired. Accordingly, the Company recorded impairment charges totaling $191 million to reduce the carrying value of those assets to their estimated fair values.

We identified the impairment of the Trademarks as a critical audit matter because of the significant assumptions management makes to determine the fair value the Trademarks. These assumptions are increasingly more challenging due to the negative impact from COVID-19 on travel demand. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the significant assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant assumptions for the Trademarks included the following, among others:

•We tested the effectiveness of controls over management’s intangible asset impairment evaluation, including those over significant assumptions.
•We evaluated management’s ability to estimate future cash flows by comparing actual results to management’s historical financial projections.
•We assessed the sensitivity of impairment conclusions to changes in significant assumptions.

•We evaluated the reasonableness of management’s estimated future cash flows, including consideration of the effects related to COVID-19, by comparing the projections to (1) historical results, (2) internal communications to management and the Board of Directors related to management's forecasts, and (3) forecasted information included in industry reports of the Company and its peer group.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rates by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.

Deferred Revenues and Liability – Wyndham Rewards Loyalty Program – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company operates the Wyndham Rewards loyalty program under which members earn points that can be redeemed for free nights or other rewards. Wyndham Rewards members primarily accumulate points by staying in hotels operated under one of the Company’s brands or by making purchases with their co-branded credit card. Revenues related to the issuance of loyalty points are recognized net of redemptions over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed. In addition, the Company records a liability for estimated future redemption costs of outstanding loyalty points.

The Company estimates the value of the deferred revenues and related liability (collectively referred to as the “liability”) related to the loyalty program based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis, and includes an estimate of the points that will expire or will never be redeemed. Changes in the estimated cost per point and/or the estimated redemption rate used in the determination of the liability could result in a material change to the amount of liability reported.

We identified the estimated cost per point and the estimated redemption rate used in the determination of the liability as a critical audit matter because of the significant judgments made by management to estimate the cost per point and the redemption rate. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the estimated cost per point and the estimated redemption rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated cost per point and estimated redemption rate used in the determination of the liability included the following, among others:

•We tested the effectiveness of the controls related to the liability, including those over the estimate of the cost per point and the estimate of the redemption rate.
•We evaluated the assumptions used by management to estimate the cost per point by:
◦Testing the underlying data that served as the inputs for the historical cost per point, including historical redemptions.
◦Discussing with management the assumptions used in the Company’s estimated future cost per point and evaluating the reasonableness by comparing the projections to (1) forecasted information included in industry reports of the Company and its peer group, and (2) trends in Wyndham Rewards member behavior.
◦Comparing management’s prior-year estimated cost per point to actual redemptions during the current year to identify potential bias in the determination of the liability.
◦We evaluated whether the assumptions used by management to estimate the cost per point were consistent with evidence obtained in other areas of the audit.
•We evaluated the assumptions used by management to estimate the redemption rate by:

◦Testing the underlying data that served as the inputs for the actuarial analysis of the estimated redemption rate, including earnings and redemptions.
◦Evaluating whether any approved changes to the Wyndham Rewards loyalty program have been appropriately incorporated in the actuarial analysis of the estimated redemption rate.
◦Comparing management’s prior-year estimated redemption rate to actual redemptions during the current year to identify potential bias in the determination of the liability.
•With the assistance of our actuarial specialists, we developed a range of independent estimates of the liability, utilizing the same underlying data tested above, and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP
New York, New York
February 12, 2021
We have served as the Company’s auditor since 2017.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenues
Royalties and franchise fees	$328	$480	$441
Marketing, reservation and loyalty	370	562	491
Management and other fees	64	125	124
License and other fees	84	131	111
Cost reimbursements	350	623	586
Other	104	132	115
Net revenues	1,300	2,053	1,868
Expenses
Marketing, reservation and loyalty	419	563	486
Operating	109	164	182
General and administrative	116	130	119
Cost reimbursements	350	623	586
Depreciation and amortization	98	109	99
Impairments, net	206	45	—
Restructuring	34	8	—
Transaction-related, net	12	40	36
Separation-related	2	22	77
Contract termination	—	42	—
Total expenses	1,346	1,746	1,585
Operating (loss)/income	(46)	307	283
Interest expense, net	112	100	60
(Loss)/income before income taxes	(158)	207	223
(Benefit from)/provision for income taxes	(26)	50	61
Net (loss)/income	$(132)	$157	$162

(Loss)/earnings per share
Basic	$(1.42)	$1.63	$1.62
Diluted	(1.42)	1.62	1.62
See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss)/income	$(132)	$157	$162
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	3	3	(9)
Unrealized losses on cash flow hedges	(28)	(22)	(4)
Other comprehensive (loss)/income, net of tax	(25)	(19)	(13)
Comprehensive (loss)/income	$(157)	$138	$149
See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$493	$94
Trade receivables, net	295	304
Prepaid expenses	45	48
Other current assets	67	53
Total current assets	900	499
Property and equipment, net	278	307
Goodwill	1,525	1,539
Trademarks, net	1,203	1,395
Franchise agreements and other intangibles, net	512	551
Other non-current assets	226	242
Total assets	$4,644	$4,533
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	28	30
Deferred revenues	71	132
Accrued expenses and other current liabilities	226	279
Total current liabilities	346	462
Long-term debt	2,576	2,101
Deferred income taxes	359	387
Deferred revenues	158	151
Other non-current liabilities	242	220
Total liabilities	3,681	3,321
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 600.0 shares, 100.8 and 100.6 issued and outstanding at December 31, 2020 and 2019	1	1
Treasury stock, at cost – 7.7 and 6.8 shares at December 31, 2020 and 2019	(408)	(363)
Additional paid-in capital	1,504	1,488
Retained earnings/(accumulated deficit)	(82)	113
Accumulated other comprehensive loss	(52)	(27)
Total stockholders’ equity	963	1,212
Total liabilities and stockholders' equity	$4,644	$4,533
See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss)/income	$(132)	$157	$162
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Depreciation and amortization	98	109	99
Provision for doubtful accounts	37	16	8
Impairments, net	209	45	—
Gain on sale	—	—	(23)
Deferred income taxes	(23)	(14)	—
Stock-based compensation	21	20	25
Net change in assets and liabilities:
Trade receivables	(38)	(27)	(63)
Prepaid expenses	3	(8)	1
Other current assets	1	7	(22)
Accounts payable, accrued expenses and other current liabilities	(46)	(28)	85
Payment of tax liability assumed in La Quinta acquisition	—	(195)	(35)
Deferred revenues	(54)	33	(3)
Payments of development advance notes	(17)	(19)	(27)
Proceeds from development advance notes	1	2	14
Other, net	7	2	10
Net cash provided by operating activities	67	100	231
Investing activities
Property and equipment additions	(33)	(50)	(73)
Acquisition of business, net of cash acquired	—	—	(1,703)
Proceeds from sale of assets, net	—	—	27
Loan advances	(1)	(2)	(7)
Loan repayments	3	—	20
Insurance proceeds	—	—	14
Other, net	—	(1)	(6)
Net cash used in investing activities	(31)	(53)	(1,728)
Financing activities
Net transfer to former Parent	—	—	(38)
Proceeds from borrowings from former Parent	—	—	13
Proceeds from borrowings	1,244	—	2,100
Principal payments on long-term debt	(760)	(16)	(4)
Finance lease payments	(5)	(5)	(3)
Debt issuance costs	(10)	—	(28)
Capital contribution from former Parent	—	68	106
Dividend to former Parent	—	—	(109)
Dividends to shareholders	(53)	(112)	(77)
Repurchases of common stock	(50)	(242)	(117)
Net share settlement of incentive equity awards	(4)	(5)	(34)
Other, net	1	(8)	(1)
Net cash provided by/(used in) financing activities	363	(320)	1,808
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	1	(4)
Net increase/(decrease) in cash, cash equivalents and restricted cash	399	(272)	307
Cash, cash equivalents and restricted cash, beginning of period	94	366	59
Cash, cash equivalents and restricted cash, end of period	$493	$94	$366
See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Former Parent’s Net Investment	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2017	—	$—	$—	$1,257	$—	$—	$5	$1,262
Net income	—	—	—	43	—	119	—	162
Other comprehensive loss	—	—	—	—	—	—	(13)	(13)
Net transfer to and net contribution from former Parent	—	—	—	222	—	—	—	222
Cumulative effect of change in accounting standard	—	—	—	(15)	—	—	—	(15)
Dividends	—	—	—	(25)	—	(50)	—	(75)
Transfer of net investment to additional paid-in capital	—	—	—	(1,482)	1,482	—	—	—
Issuance of common stock	100	1	—	—	—	—	—	1
Net share settlement of incentive equity awards	—	—	—	—	(34)	—	—	(34)
Repurchase of common stock	(2)	—	(119)	—	—	—	—	(119)
Change in deferred compensation	—	—	—	—	26	—	—	26
Other	—	—	—	—	1	—	—	1
Balance as of December 31, 2018	98	1	(119)	—	1,475	69	(8)	1,418
Net income	—	—	—	—	—	157	—	157
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
Dividends	—	—	—	—	—	(113)	—	(113)
Repurchase of common stock	(4)	—	(244)	—	—	—	—	(244)
Net share settlement of incentive equity awards	—	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	—	20	—	—	20
Other	—	—	—	—	(2)	—	—	(2)
Balance as of December 31, 2019	94	1	(363)	—	1,488	113	(27)	1,212
Net loss	—	—	—	—	—	(132)	—	(132)
Other comprehensive loss	—	—	—	—	—	—	(25)	(25)
Dividends	—	—	—	—	—	(53)	—	(53)
Repurchase of common stock	(1)	—	(45)	—	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	—	(4)	—	—	(4)
Change in deferred compensation	—	—	—	—	21	—	—	21
Cumulative effect of change in accounting standard	—	—	—	—	—	(10)	—	(10)
Other	—	—	—	—	(1)	—	—	(1)
Balance as of December 31, 2020	93	$1	$(408)	$—	$1,504	$(82)	$(52)	$963

See Notes to Consolidated and Combined Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

1. BASIS OF PRESENTATION
Wyndham Hotels & Resorts, Inc. (collectively with its consolidated subsidiaries, “Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in nearly 95 countries around the world. Prior to May 31, 2018, the Company was wholly owned by Wyndham Worldwide Corporation (“Wyndham Worldwide”, “Wyndham Destinations” and, collectively with its consolidated subsidiaries, “former Parent”).
In May 2018, the Wyndham Worldwide Board of Directors (“Board”) approved the spin-off of its hotel franchising and management businesses (“Wyndham Hotels & Resorts Businesses”) through a pro-rata distribution of all of the outstanding shares of Wyndham Hotels & Resorts, Inc.’s common stock to Wyndham Worldwide stockholders (the “Distribution”). Pursuant to the Distribution, on May 31, 2018, Wyndham Worldwide stockholders received one share of Wyndham Hotels & Resorts, Inc.’s common stock for each share of Wyndham Worldwide common stock held as of the close of business on May 18, 2018. In conjunction with the Distribution, Wyndham Hotels & Resorts, Inc. underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Wyndham Hotels & Resorts Businesses. Also in conjunction with the Distribution, Wyndham Worldwide Corporation was renamed Wyndham Destinations, Inc.
The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and prior to May 31, 2018 are derived from the consolidated financial statements and accounting records of Wyndham Worldwide. The Consolidated and Combined Financial Statements include Wyndham Hotels’ assets, liabilities, revenues, expenses and cash flows and all entities in which Wyndham Hotels has a controlling financial interest. The accompanying Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in the Consolidated and Combined Financial Statements.
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
Revenue recognition
The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. For a more detailed description of revenue recognition see Note 3 - Revenue Recognition.
Loyalty program
The Company operates the Wyndham Rewards loyalty program. Loyalty members primarily accumulate points by staying in hotels operated under one of the Company’s brands. Wyndham Rewards members may also accumulate points by purchasing everyday services and products with their co-branded credit card.
The Company earns revenue from these programs (i) when a member stays at a participating hotel or club resort from a fee charged by Wyndham Hotels to the franchisee, which is based upon a percentage of room revenues generated from such stay which the Company recognizes, net of redemptions, over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed, and (ii) based upon a percentage of the member’s spending on the co-branded credit cards for which revenues are paid to Wyndham Hotels by a third-party issuing bank which the Company primarily recognizes over time based upon the redemption patterns of the loyalty points earned under the program, including an estimate of loyalty points that will expire or will never be redeemed.
As members earn points through the loyalty program, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The Company estimates the value of the future redemption obligations by projecting the timing of future point redemptions based on historical levels, including an estimate of the points that will expire or never be redeemed, and an estimate of the points members will eventually redeem. The recorded liability related to the program totals $81 million and $90 million as of December 31, 2020 and 2019, respectively, of which $43 million and $56 million, respectively, are included in accrued expenses and other current liabilities, and $38 million and $34 million, respectively, are included in other non-current liabilities on the Company's Consolidated Balance Sheets.
As a result of the negative impact that the coronavirus pandemic (“COVID-19”) has had on travel demand, the Company’s assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, have changed. Accordingly, the Company recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Consolidated and Combined Statement of Income (Loss) for the year ended December 31, 2020.
Cash and cash equivalents
The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Valuation of accounts receivable
The Company measures the expected credit losses of its receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for periods ranging from seven to ten years to estimate its expected credit losses. For a more detailed description of the valuation of accounts receivable see Note 5 - Accounts Receivable.

Advertising expense
Advertising costs are generally expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated and Combined Statements of Income (Loss), were $57 million, $115 million and $92 million in 2020, 2019 and 2018, respectively.
Property and equipment
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated and Combined Statements of Income (Loss), is computed utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally 30 years for buildings, up to 20 years for building and leasehold improvements and from three to seven years for furniture, fixtures and equipment.
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
The net carrying value of software developed or obtained for internal use was $68 million and $63 million as of December 31, 2020 and 2019, respectively.
Impairment of long-lived assets
Goodwill is reviewed annually (during the fourth quarter of each year subsequent to completing the Company's annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the one-step impairment test, with an impairment being recognized only where the fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, the Company would use the one-step impairment test. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, its historical share price as well as other industry-specific considerations.
The Company also determines whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible asset change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment.
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company, with the assistance of a third-party valuation firm, performed a quantitative impairment analysis on all its indefinite-lived intangible assets in the second quarter of 2020. The Company evaluated the carrying value of each of its indefinite-lived intangible assets compared to their respective estimated fair values. The fair value of each of its indefinite-lived intangible assets is estimated using a discounted cash flow methodology. The Company determined through such analyses that certain of its trademarks, as well as, goodwill associated with its owned hotel reporting unit were impaired. Accordingly, the Company recorded impairment charges totaling $205 million in the second quarter of 2020 to reduce the carrying value of those assets to their estimated fair values. The Company performed its annual impairment assessment of its indefinite-lived intangible assets as of October 1, 2020 and determined that no additional impairments exist. Additionally, the Company performed a qualitative assessment of its indefinite-lived intangible assets as of March 31, September 30, and December 31, 2020 and determined through such assessments, that it was more likely than not that the fair value of such indefinite-live intangible assets were in excess of their carrying values.

The Company also evaluates the recoverability of each of its definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred. If such circumstances exist, the Company performs a quantitative assessment by comparing the respective carrying value of the assets to the expected future cash flows, on an undiscounted basis, to be generated from such assets. The Company performed a quantitative impairment assessment for a management contract and certain franchise agreements during the fourth quarter of 2020. As a result of these assessments, the Company determined these assets were not impaired. Additionally, the Company also performed a qualitative assessment of all its definite-lived intangible assets as of March 31, June 30, September 30, and December 31, 2020 and determined through such assessments, that it was more likely than not that the future expected cash flows on an undiscounted basis were in excess of the carrying value of such assets.
Should the current effects of COVID-19 persist for a prolonged duration, the Company's results of operations may continue to be negatively impacted and our intangible assets within its hotel franchising and hotel management reporting units may be exposed to future impairments. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of its remaining goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.
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
Stock-based compensation
In accordance with the guidance for stock-based compensation, Wyndham Hotels measures all employee stock-based compensation awards using a fair value method and records the related expense in its Consolidated and Combined Statements of Income (Loss).
Wyndham Hotels recognizes the cost of stock-based compensation awards to employees as they provide services and the expense is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide services in exchange for an award. Forfeitures are recorded upon the actual employee termination for each outstanding grant.
Derivative instruments
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value as either assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in operating income (loss) and interest expense, net in the Consolidated and Combined Statements of Income (Loss), based upon the nature of the hedged item. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income (loss). The ineffective portion is reported immediately in earnings as a component of operating or interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged item affects earnings.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (“AOCI”) (loss) consists of accumulated foreign currency translation adjustments and unrealized gains or losses on the Company's cash flow hedges. Foreign currency translation adjustments exclude income taxes related to indefinite investments in foreign subsidiaries. Assets and liabilities of foreign subsidiaries having non-U.S.-dollar functional currencies are translated at exchange rates at the balance sheet dates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars, net of hedging gains or losses and taxes, are included in AOCI on the Consolidated Balance Sheets.
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
Recently issued accounting pronouncements
Simplifying the Accounting for Income Taxes: On December 18, 2019, the FASB issued guidance which simplifies the accounting standards for income taxes. The amendment clarifies and simplifies aspects of the accounting for income taxes to help promote consistent application of GAAP by eliminating certain exceptions to the general principles of ASC 740, Income Taxes. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. We will adopt this guidance at the beginning of calendar year 2021. The Company believes the adoption of this guidance will not have a material effect on its financial statements and related disclosures.

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
Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued guidance which simplifies the current two-step goodwill impairment test by eliminating Step 2 of the test. The guidance requires a one-step impairment test in which an entity compares the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and should be applied on a prospective basis. The Company adopted the guidance on January 1, 2020, as required and there was no material impact on its Consolidated and Combined Financial Statements and related disclosures.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. In August 2018, the FASB issued guidance to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. This guidance should be applied on either a retrospective or prospective basis. The Company adopted the guidance on January 1, 2020, as required on a prospective basis and there was no material impact on its Consolidated and Combined Financial Statements and related disclosures.
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted the guidance upon issuance, as required and there was no material impact on its Consolidated and Combined Financial Statements and related disclosures.
Leases. In February 2016, the FASB issued guidance which requires companies generally to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. This guidance is effective for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance using the modified retrospective approach as of January 1, 2019. See Note 19 - Leases for further details.
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

3. REVENUE RECOGNITION
The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. The Company recognizes royalty fee revenues as and when the underlying sales occur. The Company also receives non-refundable initial franchise fees, which are recognized as revenues over the initial non-cancellable period of the franchise agreement, commencing when all material services or conditions have been substantially performed. This occurs when a hotel opens for business in the Company's system or when a franchise agreement is terminated after it has been determined that the hotel will not open.
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
Deferred revenues
Deferred revenues, or contract liabilities, generally represents payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred initial franchise fee revenues	$136	$136
Deferred loyalty program revenues	75	86
Deferred co-branded credit card program revenues	—	34
Deferred hotel management fee revenues	1	—
Deferred other revenues	17	27
Total	$229	$283

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

As a result of the negative impact that COVID-19 has had on travel demand, the Company’s assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, have changed. Accordingly, the Company recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues and a corresponding decrease in deferred loyalty program revenues, during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Consolidated and Combined Statement of Income (Loss) for the year ended December 31, 2020.
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

	2021	2022	2023	Thereafter	Total
Initial franchise fee revenues	$21	$9	$9	$97	$136
Loyalty program revenues	40	23	10	2	75
Hotel management fee revenue	1	—	—	—	1
Other revenues	9	1	1	6	17
Total	$71	$33	$20	$105	$229
Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Year Ended December 31,
	2020	2019	2018
Hotel Franchising
Royalties and franchise fees	$309	$465	$432
Marketing, reservation and loyalty	369	559	489
License and other fees	84	131	111
Other	101	124	103
Total Hotel Franchising	863	1,279	1,135

Hotel Management
Royalties and franchise fees	19	15	9
Marketing, reservation and loyalty	1	3	2
Owned hotel revenues	37	89	75
Management fees (a)	27	36	49
Cost reimbursements	350	623	586
Other	3	2	5
Total Hotel Management	437	768	726

Corporate and Other	—	6	7

Net revenues	$1,300	$2,053	$1,868
_____________________
(a)    2019 includes a $20 million fee credit for past services with a customer. See Note 17 - Other Expenses and Charges for more information.
Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of both December 31, 2020 and December 31, 2019, capitalized contract costs were $33 million, of which $7 million and $8 million, respectively, were included in other current assets, and $26 million and $25 million, respectively, were included in other non-current assets on the Company's Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings (loss) per share (“EPS”) is based on net income (loss) divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data) for the years ended December 31:

	2020	2019	2018
Net (loss)/income	$(132)	$157	$162

Basic weighted average shares outstanding	93.4	96.5	99.5
Stock options and restricted stock units (“RSUs”) (a)	—	0.1	0.3
Diluted weighted average shares outstanding	93.4	96.6	99.8

(Loss)/earnings per share:
Basic	$(1.42)	$1.63	$1.62
Diluted	(1.42)	1.62	1.62

Dividends:
Cash dividends declared per share	$0.56	$1.16	$0.75
Aggregate dividends paid to shareholders	$53	$112	$77
_____________________
(a)    Due to the anti-dilutive effect resulting from the reported net loss for the year ended December 31, 2020, 0.1 million of anti-dilutive shares were omitted from the calculation of weighted average shares outstanding for the period.

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2020	6.8	$363	$53.67
For the twelve months ended December 31, 2020	0.9	45	51.57
As of December 31, 2020	7.7	$408	$53.43

The Company had $191 million of remaining availability under its program as of December 31, 2020. On March 17, 2020, the Company suspended its share repurchase activity and as a condition of the April amendment to its revolving credit agreement, the Company is restricted from repurchasing shares of its stock until the waiver amendment expires at the beginning of the second quarter of 2021, unless the Company elects to terminate the amendment earlier.

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
The following table sets forth the activity in the Company's allowance for doubtful accounts on trade accounts receivables for the years ended:

	December 31, 2020	December 31, 2019	December 31, 2018
Beginning balance	$47	$52	$61
Cumulative effect of change in accounting standard	12	—	—
Provision for doubtful accounts	37	16	8
Bad debt write-offs	(24)	(21)	(17)
Ending balance	$72	$47	$52

The Consolidated and Combined Statements of Cash Flows have been revised to separately disclose the provision for doubtful accounts of $37 million, $16 million, and $8 million for the years ended December 31, 2020, 2019, and 2018, respectively. This revision had no effect on the Company’s net cash provided by operating activities, as previously reported for the years ended December 31, 2019 and 2018.

Notes receivable
The Company had notes receivables of $9 million, net of a $4 million allowance as of December 31, 2020. For a significant portion of such notes receivables, the Company has received personal guarantees from the owners of these hotels. In addition, the Company had $18 million of notes receivables, which are fully offset by a corresponding amount in deferred revenues.

6. PROPERTY AND EQUIPMENT, NET
As a result of COVID-19 and the related governmental preventative and protective actions to slow the spread of the virus, the travel industry is continuing to experience a sharp decline in travel demand. As a result, the Company closed its two owned hotels temporarily for April and May 2020. Due to the temporary closure of such hotels and the continued decrease in travel demand, the Company evaluated the recoverability of its net property plant and equipment associated with its two owned hotels for impairment in each of the quarters of 2020 and believes that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows, on an undiscounted basis, from such assets.
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
Property and equipment, net consisted of:

	As of December 31,
	2020	2019
Land	$19	$19
Buildings and leasehold improvements	215	214
Capitalized software	353	311
Furniture, fixtures and equipment	85	92
Finance leases	65	72
Construction in progress	3	21
	740	729
Less: Accumulated depreciation	462	422
	$278	$307

The Company recorded depreciation expense of $61 million, $71 million, and $68 million during 2020, 2019 and 2018, respectively, related to property and equipment.

7. ACQUISITIONS
Assets acquired and liabilities assumed in business combinations were recorded on the Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Consolidated and Combined Statements of Income (Loss) since their respective dates of acquisition. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed was allocated to goodwill. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations may be subject to revision when the Company receives final information, including appraisals and other analyses. Any revisions to the fair values during the allocation period will be recorded by the Company as further adjustments to the purchase price allocations. Although, in certain circumstances, the Company has substantially integrated the operations of its acquired businesses, additional future costs relating to such integration may occur. These costs may result from integrating operating systems, relocating employees, closing facilities, reducing duplicative efforts and exiting and consolidating other activities. These costs will be recorded on the Consolidated and Combined Statements of Income (Loss) as expenses.
The Company did not complete any business combinations in 2020 or 2019.
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

La Quinta’s incremental contributions to net revenues and operating income for the three months ended December 31, 2018 were $198 million and $29 million, respectively. Pro forma net revenues and operating income would have been $2,221 million and $294 million, respectively, during the year ended December 31, 2018, if La Quinta’s historical results had been included in the Company’s Consolidated and Combined Statements of Income (Loss) since January 1, 2018. This acquisition was assigned to the Company’s Hotel Franchising and Hotel Management segments.

8. INTANGIBLE ASSETS
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company, with the assistance of a third-party valuation firm, performed a quantitative impairment analysis on all its indefinite-lived intangible assets in the second quarter of 2020. The Company evaluated the carrying value of each of its indefinite-lived intangible assets compared to their respective estimated fair values. The fair value of each of its indefinite-lived intangible assets is estimated using a discounted cash flow methodology. The Company determined through such analyses that certain of its trademarks, as well as, goodwill associated with its owned hotel reporting unit were impaired. Accordingly, the Company recorded impairment charges totaling $205 million in the second quarter of 2020 to reduce the carrying value of those assets to their estimated fair values. Such charges were reported within impairments, net on the Consolidated and Combined Statement of Income (Loss) and $191 million and $14 million were charged to the Hotel Franchising segment and the Hotel Management segment, respectively. The Company performed its annual impairment assessment of its indefinite-lived intangible assets as of October 1, 2020 and determined that no additional impairments exist. Additionally, the Company performed a qualitative assessment of its indefinite-lived intangible assets as of March 31, September 30, and December 31, 2020 and determined through such assessments, that it was more likely than not that the fair value of such indefinite-live intangible assets were in excess of their carrying values.
The Company also evaluates the recoverability of each of its definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred. If such circumstances exist, the Company performs a quantitative assessment by comparing the respective carrying value of the assets to the expected future cash flows, on an undiscounted basis, to be generated from such assets. The Company performed a quantitative impairment assessment for a management contract and certain franchise agreements during the fourth quarter of 2020. As a result of these assessments, the Company determined these assets were not impaired. Additionally, the Company also performed a qualitative assessment of all its definite-lived intangible assets as of March 31, June 30, September 30, and December 31, 2020 and determined through such assessments, that it was more likely than not that the future expected cash flows on an undiscounted basis were in excess of the carrying value of such assets.
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

Intangible assets as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$14	$1,525	$1,539	$—	$1,539

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks (a)			$1,202			$1,393

Amortized intangible assets:
Franchise agreements (b)	$895	$487	$408	$895	$460	$435
Management agreements (c)	136	33	103	137	23	114
Trademarks (d)	2	1	1	3	1	2
Other (e)	1	—	1	3	1	2
	$1,034	$521	$513	$1,038	$485	$553
______________________
(a)Comprised of various trademarks that the Company has acquired. These trademarks are expected to generate future cash flows for an indefinite period of time.
(b)Amortized over a period ranging from 20 to 40 years with a weighted average life of 32 years.
(c)Amortized over a period ranging from 7 to 20 with a weighted average life of 14 years.
(d)Amortized over a period of 20 years.
(e)Amortized over a period ranging from 3 to 8 years with a weighted average life of 6 years.
The changes in the carrying amount of goodwill are as follows:

	Balance as of January 1, 2019	2019 Adjustments to Goodwill (a)	Balance as of December 31, 2019	2020 Adjustments to Goodwill (b)	Balance as of December 31, 2020

Hotel Franchising	$1,449	$(8)	$1,441	$—	$1,441
Hotel Management	98	—	98	(14)	84
Total	$1,547	$(8)	$1,539	$(14)	$1,525
______________________
(a)    Includes $8 million related to purchase price adjustments for the La Quinta acquisition in 2018.
(b)    Includes $14 million related to an impairment charge associated with the Company's owned hotel reporting unit.
Amortization expense relating to amortizable intangible assets was as follows for the years ended December 31:

	2020	2019	2018
Franchise agreements	$27	$27	$22
Management agreements	10	10	7
Trademarks	—	—	1
Other	—	1	1
Total (a)	$37	$38	$31
______________________
(a)    Included as a component of depreciation and amortization on the Consolidated and Combined Statements of Income (Loss).

Based on Wyndham Hotels’ amortizable intangible assets as of December 31, 2020, the Company expects related amortization expense as follows:

Amount
2021	$37
2022	35
2023	35
2024	34
2025	34

9. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Consolidated and Combined Statements of Income (Loss) include initial franchise fees of $20 million, $18 million and $20 million in 2020, 2019 and 2018, respectively.
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
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company performed a quantitative assessment on its development advance notes and determined that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows as of December 31, 2020.
The Company recorded the following related to development advance notes on the Consolidated and Combined Financial Statements:

Consolidated Balance Sheets:	As of December 31,
	2020	2019
Development advance notes (a)	$92	$84
_____________________
(a)    Included within other non-current assets.

Consolidated and Combined Statements of Income (Loss):	Year Ended December 31,
	2020	2019	2018
Forgiveness of notes (a)	$9	$8	$7
Bad debt expense related to notes	1	2	1
Interest earned on unpaid notes	—	1	1
_____________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2020	2019
Accrued payroll and related expenses	$53	$83
Accrued loyalty program liabilities (Note 2)	43	56
Accrued self-insurance liabilities	38	29
Accrued taxes payable	29	17
Accrued interest	15	6
Accrued restructuring (Note 17)	10	8
Accrued professional expenses	7	12
Accrued marketing expenses	6	5
Accrued legal settlements (Note 14)	4	7
Operating lease liabilities (Note 19)	4	5
Due to former Parent	3	10
Accrued separation expenses	—	5
Performance guarantee liability (Note 14)	—	10
Other	14	26
	$226	$279

11. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	As of December 31,
	2020		2019
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$—		$—
Term loan (due May 2025)	1,554	3.18%	1,568	4.00%
5.375% senior unsecured notes (due April 2026)	496	5.38%	494	5.38%
4.375% senior unsecured notes (due August 2028)	492	4.38%	—
Finance leases	55	4.50%	60	4.50%
Total long-term debt	2,597		2,122
Less: Current portion of long-term debt	21		21
Long-term debt	$2,576		$2,101
_____________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $22 million and $18 million as of December 31, 2020 and 2019, respectively.
(b)    Weighted average interest rate based on year-end balances, including the effects from hedging.

Maturities and capacity
The Company’s outstanding debt as of December 31, 2020 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	22
Between 3 and 4 years	22
Between 4 and 5 years	1,496
Thereafter	1,015
Total	$2,597

As of December 31, 2020, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	—
Less: Letters of credit	15
Available capacity	$735

Long-term debt
$750 million Revolving Credit Facility
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
In April 2020, the Company completed an amendment to its revolving credit facility agreement to waive the quarterly-tested leverage covenant until April 1, 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. In return for this modification, the Company agreed to temporarily maintain minimum liquidity of $200 million, which is defined in the credit agreement as the total of unrestricted cash on hand and available capacity under the Company's revolving credit facility, pay a higher interest rate on outstanding borrowings, restrict share repurchases and reduce payment of dividends, or restrict dividends to $0.01 per share in the event the Company's liquidity is below $300 million.
$1.6 billion Term Loan Agreement
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
5.375% Senior Unsecured Notes
In April 2018, the Company issued $500 million of senior unsecured notes, which mature in 2026 and bear interest at a rate of 5.375% per year, for net proceeds of $493 million. Interest is payable semi-annually in arrears on October 15 and April 15 of each year, commencing on October 15, 2018. The notes are redeemable in whole or in part at various times and premiums per their indenture, with the first call date of April 15, 2021 at a price of 102.688%. The Company used the net cash proceeds from the notes to reduce debt due to former Parent.
4.375% Senior Unsecured Notes
In August 2020, the Company issued $500 million of senior unsecured notes, which mature in 2028 and bear interest at a rate of 4.375% per year, for net proceeds of $492 million. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021. The notes are redeemable in whole or in part at various times and premiums per their indenture, with the first call date of August 15, 2023 at a price of 102.188%. The Company used the net cash proceeds from the notes to reduce the borrowings outstanding under its revolving credit facility.
Finance Lease
The Company's finance leases primarily consists of the lease of its corporate headquarters. In connection with the Company’s separation from Wyndham Worldwide, Wyndham Hotels was assigned the lease for its corporate headquarters located in Parsippany, New Jersey from its former Parent, which resulted in the Company recording a finance lease obligation and asset.
Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million as of December 31, 2020 and 2019.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of December 31, 2020, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.53% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.31%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a $71 million and $34 million liability as of December 31, 2020 and 2019, respectively, which was included within other non-current liabilities on the Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Consolidated and Combined Statements of Income (Loss) were $22 million and $3 million of expense during 2020 and 2019, respectively. There was no hedging ineffectiveness recognized in 2020 or 2019. The Company expects to reclassify approximately $26 million of losses from AOCI to interest expense during the next 12 months.

Interest expense, net
Wyndham Hotels incurred interest expense of $114 million, $104 million and $67 million in 2020, 2019 and 2018, respectively. Cash paid related to such interest was $101 million, $100 million and $56 million for 2020, 2019 and 2018, respectively. Interest income was $2 million, $4 million and $7 million for 2020, 2019 and 2018, respectively.

12. INCOME TAXES
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
As of December 31, 2017, the Company had made a reasonable estimate for (i) the remeasurement of its net deferred income tax and uncertain tax liabilities based on the new reduced U.S. corporate income tax rate and (ii) the one-time deemed repatriation tax on the Company's undistributed historical earnings of foreign subsidiaries. With respect to certain other items, the Company had not yet been able to make a reasonable estimate and continued to account for those items based on its existing accounting under U.S. GAAP and the provisions of the tax laws that were in effect prior to enactment of the U.S. tax reform. One such case was the Company’s intent regarding whether to continue to assert indefinite reinvestment on a part or all the undistributed foreign earnings. During the fourth quarter of 2018, the Company completed its accounting for the tax effects of the U.S. tax reform recorded for 2017. The following table presents the impact of the accounting for the enactment of U.S. tax reform on the Company's benefit from income taxes during 2018:

2018
Remeasurement of net deferred income tax and uncertain tax liabilities	$(2)
One-time deemed repatriation tax on undistributed historical earnings of foreign subsidiaries	(2)
Total benefit from income taxes impact	$(4)

Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $34 million will be reinvested indefinitely as of December 31, 2020. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$(5)	$40	$34
State	(2)	3	13
Foreign	4	21	14
	(3)	64	61
Deferred
Federal	(10)	(3)	2
State	(8)	(10)	(2)
Foreign	(5)	(1)	—
	(23)	(14)	—
(Benefit from)/provision for income taxes	$(26)	$50	$61

Pretax income (loss) for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(113)	$175	$190
Foreign	(45)	32	33
Pretax (loss)/income	$(158)	$207	$223
Deferred taxes
Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2020	2019
Deferred income tax assets:
Accrued liabilities and deferred revenues	$74	$97
Tax credits (a)	8	6
Provision for doubtful accounts	9	17
Net operating loss carryforward (b)	25	18
Other comprehensive income and other	22	20
Valuation allowance (c)	(26)	(19)
Deferred income tax assets	112	139

Deferred income tax liabilities:
Depreciation and amortization	446	508
Other	16	15
Deferred income tax liabilities	462	523
Net deferred income tax liabilities	$350	$384

Reported in:
Other non-current assets	$9	$3
Deferred income taxes	359	387
Net deferred income tax liabilities	$350	$384
_____________________
(a)    As of December 31, 2020, the Company had $8 million of foreign tax credits. The foreign tax credits expire no later than 2030.
(b)    As of December 31, 2020, the Company’s net operating loss carryforwards primarily relate to state net operating losses, which are due to expire at various dates, but no later than 2040.
(c)    The valuation allowance of $26 million at December 31, 2020 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $16 million, $3 million and $7 million, respectively. The valuation allowance of $19 million at December 31, 2019 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $14 million, $3 million and $2 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	5.5	(3.8)	2.9
Taxes on foreign operations at rates different than U.S. federal statutory rates	(2.1)	5.0	1.9
Taxes on foreign income, net of tax credits	1.2	(0.5)	0.3
Nondeductible executive compensation	(1.9)	1.1	0.8
Nondeductible goodwill impairment	(1.8)	—	—
Valuation allowances	(5.2)	1.9	1.4
Impact of U.S. tax reform	—	—	(1.8)
Other	(0.2)	(0.5)	0.9
	16.5%	24.2%	27.4%

The effective income tax rate for 2020, 2019 and 2018 differs from the U.S. Federal income tax rate of 21% primarily due to state taxes and U.S. and foreign taxes on the Company’s international operations. During 2020, our effective tax rate was lower primarily due to valuation allowances established for certain tax attributes. During 2019, the tax effect was partially offset by a one-time state tax benefit resulting from a settlement with state taxing authorities and from a change in the Company's state income tax filing position due to its spin-off from Wyndham Worldwide.
The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

	2020	2019	2018
Beginning balance	$11	$13	$12
Increases related to tax positions taken during a prior period	—	2	2
Increases related to tax positions taken during the current period	1	—	1
Decreases related to settlements with taxing authorities	—	(3)	—
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(1)	(2)
Decreases related to tax positions taken during a prior period	—	—	—
Ending balance	$9	$11	$13

The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $9 million, $11 million and $13 million as of December 31, 2020, 2019 and 2018, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for (benefit from) income taxes on the Consolidated and Combined Statements of Income (Loss). The amount of potential penalties and interest related to these unrecognized tax benefits recorded in the provision for income taxes was a benefit of $1 million during both 2020 and 2019, and an expense of $1 million during 2018. The Company had a liability for potential penalties of $1 million as of December 31, 2020, and $2 million as of both December 31, 2019 and 2018 and potential interest of $2 million, $2 million and $3 million as of December 31, 2020, 2019 and 2018, respectively. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Prior to its spin-off, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with its former Parent and other subsidiaries that are not included in its Consolidated and Combined Financial Statements. Income taxes as presented in the Company's Consolidated and Combined Financial Statements prior to its spin-off presented current and deferred income taxes of the consolidated federal tax filing attributed to the Company using the separate return method. The separate return method applies the accounting guidance for income taxes to the financial statements as if the Company was a separate taxpayer. The 2015 through 2020 tax years generally remain subject to examination by federal tax authorities, the years 2015 through pre-spin off 2018 tax years as part of the Company’s former Parent filing. The 2010 through 2020 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2013 through the 2020 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company therefore believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million to $4 million.

The Company received income tax refunds, net of payments, of $9 million and made cash income tax payments, net of refunds, of $59 million during 2020 and 2019, respectively. The 2019 payments exclude $195 million of tax payments related to assumed liabilities in connection with the La Quinta acquisition. During 2018, the former Parent paid $27 million of federal and state income tax liabilities related to the Company, which is reflected in its Consolidated and Combined Financial Statements as an increase in former Parent’s net investment. Following the Company’s spin-off in 2018, the Company made federal and state income tax payments, net of refunds, in the amount of $39 million. Additionally, the Company made foreign income tax payments, net of refunds, in the amount of $12 million in 2018.

13. FAIR VALUE
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

	December 31, 2020
	Carrying Amount	Estimated Fair Value
Debt	$2,597	$2,647

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
Interest rate risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. See Note 11 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign currency risk
The Company has currency rate exposure to exchange rate fluctuations worldwide particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound, the Brazilian Real and the Argentine Peso. The Company

uses foreign currency forward contracts at various times to manage and reduce the currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Losses recognized in income from freestanding foreign currency exchange contracts were $3 million, $1 million and $2 million during 2020, 2019 and 2018, respectively. Such losses are included in operating expenses in the Consolidated and Combined Statements of Income (Loss).
The Company accounts for Argentina as a highly inflationary economy. The Company incurred foreign currency exchange losses related to Argentina of $2 million, $5 million and $3 million during 2020, 2019 and 2018, respectively. Such losses are included in operating expenses in the Consolidated and Combined Statements of Income (Loss).
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
Market risk
The Company is subject to risks relating to the geographic concentration of its hotel properties, which may result in the Company's results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company's results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expense, revenues from transactions in the states of Texas and Florida as a percent of U.S. revenues were approximately 10% and 19%, respectively, during 2020, 10% and 20%, respectively, during 2019 and 10% and 18%, respectively, during 2018. Revenues in the state of Florida include license and other fees from the Company's former Parent. Excluding these revenues, revenues in the state of Florida as a percent of U.S. revenues were 9% during 2020 and 10% during both 2019 and 2018.
During 2020, 2019 and 2018 CorePoint accounted for 25%, 26% and 22%, respectively, of revenues. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expenses, CorePoint accounted for 10%, 10% and 6% of the Company's revenues during 2020, 2019 and 2018, respectively.

14. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of December 31, 2020, the Company is aware of approximately 40 cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $4 million and $7 million as of December 31, 2020 and 2019, respectively. The Company also had immaterial receivables as of December 31, 2020 and receivables of $2 million as of December 31, 2019, for certain matters which are covered by insurance and were included in other current assets on its Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2020, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
Guarantees
Hotel-management guarantees
The Company had previously entered into hotel-management agreements that provide the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company was required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company had the ability to recapture all or a portion of the shortfall payments in the event that future operating results exceed targets.
As a result of the significant economic impacts of COVID-19, on June 30, 2020, the Company provided notice of termination of its one remaining managed hotel performance guarantee pursuant to a force majeure provision in the hotel-management agreement. The notice provides for termination of the management agreement as of the 90th day following the notice date. Such termination has not yet occurred as the hotel’s owner and the Company are engaged in alternate dispute resolution. As a result of the Company’s notice of termination of the management agreement, the Company’s receivable of $4 million became fully impaired as of June 30, 2020 and the charge was recorded within impairments, net on the Consolidated and Combined Statements of Income (Loss). As of December 31, 2019, the Company had a total receivable of $5 million, of which $1 million was included in other current assets and $4 million was included in other non-current assets on its Consolidated Balance Sheet. Such receivable was the result of payments previously made under the guarantee that were subject to recapture and which the Company believed, pre COVID-19, were recoverable from future operating performance.
During 2019, the Company determined it would exit two unprofitable hotel-management agreements initiated in 2012 and 2013. One such agreement covered eight hotel properties. The Company paid $35 million in the fourth quarter of 2019 to terminate this agreement effective January 1, 2020. Upon the effective date of this agreement, the Company was no longer required to fund any operating shortfalls under the guarantee agreement. In connection with such hotel-management agreement, the Company had a $10 million liability as of December 31, 2019, which was included in accrued expenses and other current liabilities on the Consolidated Balance Sheet and was paid in the first quarter of 2020.
The other agreement was initiated in 2013 and covered 22 hotel properties. In conjunction with this management agreement, which was subject to recapture provisions, the Company’s guarantee obligations have been exhausted, and in the third quarter of 2019, the Company elected not to support further out-of-pocket payments by its subsidiary to the hotels’ owner. The Company expected that this would result in the hotel-management agreement, including the Company’s ability to recapture out-of-pocket payments it had made to the hotels’ owner, being terminated. As a result of the decision to no longer support out-of-pocket payments and other factors during the third quarter of 2019, $48 million of receivables became fully impaired and were written off. The Company also wrote off a $10 million guarantee asset and derecognized a $13 million guarantee liability related to such management agreement. As such, the Company recorded a total net non-cash charge of $45 million which is reported within impairments, net on the Consolidated and Combined Statement of Income (Loss). The Company entered into an agreement effective October 31, 2019, which terminated the operating performance guarantees.
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

The table below summaries the post-closing credit support guarantees related to the sale of the European Vacation Rentals business, the fair values of such guarantees and the receivables from its former Parent representing two-thirds of such guarantees at December 31, 2020:

	Guarantees	Fair Value of Guarantees	Receivable from former Parent
Post-closing credit support at time of sale	$81	$39	$26
Additional post-closing credit support	46	22	15
Total	$127	$61	$41

The fair value of the guarantees were $61 million as of December 31, 2020 and 2019 and were included in other non-current liabilities on the Consolidated Balance Sheets. In connection with these guarantees the Company had receivables from its former Parent of $41 million as of December 31, 2020 and 2019, which were included in other non-current assets on its Consolidated Balance Sheets.

15. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of December 31, 2020, 5.8 million shares remained available.
Incentive equity awards granted by the Company
Wyndham Hotels’ Board approved incentive equity award grants to employees of Wyndham Hotels in the form of RSUs, stock options and PSUs.

The activity related to the Company’s incentive equity awards for the year ended December 31, 2020 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2019	0.8		$55.75	0.1		$52.44
Granted (a)	0.6		53.01	0.1		53.40
Vested	(0.3)		56.07	—		—
Canceled	(0.2)		54.71	—		—
Balance as of December 31, 2020	0.9	(b)	$54.15	0.2	(c)	$52.93
_____________________
(a)Represents awards granted by the Company primarily in February 2020.
(b)RSUs outstanding as of December 31, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $35 million, which is expected to be recognized over a weighted average period of 2.6 years.
(c)PSUs outstanding as of December 31, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $9 million, which may be recognized over a weighted average period of 1.7 years based on attainment of targets.
The activity related to stock options granted by the Company for the year ended December 31, 2020 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	0.9		$56.96
Granted	0.6		53.40
Exercised	—		—
Canceled	(0.1)		54.72
Expired	—		—
Outstanding as of December 31, 2020	1.4		$55.57	5.5	$6
Unvested as of December 31, 2020	1.0	(a)	$54.54	5.7	$5
Exercisable as of December 31, 2020	0.4		$57.94	5.1	$1
_____________________
(a)Unvested options as of December 31, 2020 are expected to vest over time and have an aggregate unrecognized compensation expense of $7 million, which is expected to be recognized over a weighted average period of 2.6 years.

The fair value of stock options granted by the Company during 2020, 2019 and 2018 were estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock of comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	2020	2019	2018
Grant date fair value	$8.59	$10.46	$11.72
Grant date strike price	$53.40	$52.44	$61.40
Expected volatility	24.30%	22.24%	22.72%
Expected life	4.25 years	6.25 years	4.25 years
Risk-free interest rate	1.21%	2.63%	2.73%
Projected dividend yield	2.40%	2.21%	1.63%

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
Stock-based compensation expense
Stock-based compensation expense was $21 million, $20 million and $45 million for 2020, 2019 and 2018, respectively. In 2020 and 2019, $2 million and $1 million, respectively was recorded within restructuring costs on the Consolidated and Combined Statements of Income (Loss). Further for 2019 and 2018, $4 million and $36 million, respectively, was recorded within separation-related costs on the Consolidated and Combined Statements of Income (Loss). In 2018, separation-related costs included $15 million of expense as a result of the modification of the Stock Plan.

16. SEGMENT INFORMATION
The reportable segments presented below represent the Company's operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income (loss) excluding net interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense and income taxes. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company's presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Hotel Franchising	Hotel Management	Corporate and Other (a)	Total
Year Ended or as of December 31, 2020
Net revenues	$863	$437	$—	$1,300
Adjusted EBITDA	383	13	(69)	327
Depreciation and amortization	63	25	10	98
Segment assets	3,629	418	597	4,644
Capital expenditures	24	4	5	33

Year Ended or as of December 31, 2019
Net revenues	$1,279	$768	$6	$2,053
Adjusted EBITDA	622	66	(75)	613
Depreciation and amortization	72	26	11	109
Segment assets	3,817	500	216	4,533
Capital expenditures	35	8	7	50

Year Ended or as of December 31, 2018
Net revenues	$1,135	$726	$7	$1,868
Adjusted EBITDA	515	47	(55)	507
Depreciation and amortization	72	21	6	99
Segment assets	3,829	580	567	4,976
Capital expenditures	43	27	3	73
_____________________
(a)    Includes the elimination of transactions between segments.

Provided below is a reconciliation of net income (loss) to adjusted EBITDA.

	Year Ended December 31,
	2020	2019	2018
Net (loss)/income	$(132)	$157	$162
(Benefit from)/provision for income taxes	(26)	50	61
Depreciation and amortization	98	109	99
Interest expense, net	112	100	60
Stock-based compensation expense	19	15	9
Impairments, net	206	45	—
Restructuring costs	34	8	—
Transaction-related expenses, net	12	40	36
Separation-related expenses	2	22	77
Contract termination costs	—	42	—
Transaction-related item	—	20	—
Foreign currency impact of highly inflationary countries	2	5	3
Adjusted EBITDA	$327	$613	$507
The geographic segment information provided below is classified based on the geographic location of Wyndham Hotels’ subsidiaries.

	United States	All Other Countries (a)	Total
Year Ended or As of December 31, 2020
Net revenues	$1,159	$141	$1,300
Net long-lived assets	3,334	184	3,518

Year Ended or As of December 31, 2019
Net revenues	$1,805	$248	$2,053
Net long-lived assets	3,619	173	3,792

Year Ended or As of December 31, 2018
Net revenues	$1,641	$227	$1,868
Net long-lived assets	3,681	179	3,860
_____________________
(a)    Includes U.S. territories.

17. OTHER EXPENSES AND CHARGES
Impairments, net
As a result of COVID-19 and the significant negative impact it has had on travel demand, the Company reviewed its intangible assets for potential impairment and determined that the carrying value of certain intangible assets were in excess of their fair values. Accordingly, the Company recorded impairment charges of $205 million, in 2020, primarily related to certain trademarks and goodwill associated with its owned hotel reporting unit. See Note 8 - Intangible Assets for more information. Additionally, in 2020, the Company incurred a $4 million non-cash impairment charge for the write-off of a receivable as a result of the Company’s notice of termination of an unprofitable management agreement. See Note 14 - Commitments and Contingencies for more information. In 2020, the Company also received $3 million of cash related to a previously impaired asset. These charges were all reported within impairments, net on the Consolidated and Combined Statement of Income (Loss).
During 2019, the Company incurred a non-cash net impairment charge of $45 million associated with the termination of a hotel-management arrangement which contained operating performance guarantees and covered 22 hotel properties. The charge is comprised of a $48 million write-off of receivables, a $10 million write-off of a guarantee asset and the derecognition of a $13 million guarantee liability. See Note 14 - Commitments and Contingencies for further details.

Restructuring
The Company incurred $34 million of charges during 2020, related to four restructuring initiatives implemented in response to COVID-19. Such plans resulted in a reduction of 846 employees during 2020. In addition, during 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations, as discussed below. The following table presents activity for the year ended December 31, 2020 relating to restructuring activities by plan:

		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Other (a)	Liability as of December 31, 2020
2019 Plan
Personnel-related	$8	$—	$(7)	$(1)	$—
2020 Plans
Personnel-related	—	28	(20)	(1)	7
Facility-related	—	5	(2)	—	3
Other	—	1	(1)	—	—
Total 2020 Plans	—	34	(23)	(1)	10
Total accrued restructuring	$8	$34	$(30)	$(2)	$10
_____________________
(a)Represents non-cash payments in Company stock.
Restructuring charges by segment for the year ended December 31, 2020 were as follows:

Year Ended December 31, 2020
Hotel Franchising	$15
Hotel Management	3
Corporate and Other	16
Total	$34

During 2019, Wyndham Hotels recorded $8 million of charges related to restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. These initiatives resulted in a reduction of 58 employees and are comprised of employee separation costs. The charges are recorded primarily to the Corporate and Other segment. During 2019, Wyndham Hotels made no material cash payments related to this initiative. The remaining liability of $8 million as of December 31, 2019 was paid during 2020.
Transaction-related, net
The Company incurred $12 million of transaction-related expenses during the year ended December 31, 2020, which were primarily related to integration activities for the acquisition of La Quinta.
The Company incurred $40 million of transaction-related expenses during the year ended December 31, 2019, which were primarily related to integration activities for the acquisition of La Quinta and includes $7 million associated with the resolution of certain tax matters discussed below.
During 2018, the Company incurred $36 million of transaction-related expenses consisting of $59 million primarily related to the Company’s acquisition of La Quinta partially offset by a $23 million gain on the sale of its Knights Inn brand in May 2018. This sale was not material to the Company’s results of operations or financial position.
Separation-related
The Company incurred separation-related costs associated with its spin-off from Wyndham Worldwide of $2 million, $22 million and $77 million during 2020, 2019 and 2018, respectively. These costs primarily consisted of severance and other employee-related costs.

Contract termination
During 2019, the Company incurred contract termination charges of $42 million. The Company entered into an agreement to terminate a hotel-management agreement which contained operating performance guarantees and covered eight hotel properties. In conjunction with this termination, the Company incurred a contract termination charge of $34 million. In addition, the Company incurred a contract termination charge of $8 million in connection with an indemnification obligation associated with the termination of a hotel-management agreement and an associated lease. As of December 31, 2019, the Company had an $8 million liability related to such charge which was included in accrued expenses and other current liabilities on its Consolidated Balance Sheet and was subsequently paid in 2020. See Note 14 - Commitments and Contingencies for further details.
CorePoint agreement
In October 2019, the Company entered into an agreement with CorePoint, a franchisee with which the Company also has hotel-management agreements, to resolve open issues between the two companies. As part of the agreement, the Company recorded a $20 million fee credit for past services in 2019, representing payments Wyndham is required to make to CorePoint pursuant to the agreement. Such charge is reflected as a reduction to hotel management revenues on the Consolidated and Combined Statements of Income (Loss). In addition, the two companies also agreed to finalize outstanding tax matters related to Wyndham’s acquisition of La Quinta. As a result, Wyndham also recorded a $7 million charge in 2019 related to the resolution of the tax matters, which is reflected in transaction-related costs on the Consolidated and Combined Statements of Income (Loss). The Company paid $7 million and $18 million to CorePoint in 2020 and 2019, respectively, related to such charges, with the remaining $2 million expected to be paid by the end of the second quarter of 2021.

18. TRANSACTIONS WITH FORMER PARENT
The Company has a number of arrangements with its former Parent for services provided between both parties as described below.
License agreement and other agreements with former Parent
In connection with the Company's spin-off, the Company and Wyndham Worldwide entered into long-term exclusive license agreements to retain Wyndham Destinations’ affiliations with one of the hospitality industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.
The Company also entered into several agreements with Wyndham Destinations that govern the relationship of the parties following the spin-off, including a separation and distribution agreement, an employee matters agreement, a tax matters agreement and a transition services agreement. There were no revenues recorded in connection with these agreements during 2020. During 2019 and 2018, the Company recorded revenues in connection with these agreements of $6 million and $7 million, respectively, which are reported within other revenues on the Consolidated and Combined Statements of Income (Loss).
In addition, the Company recorded revenues from Wyndham Destinations in the amount of $65 million, $106 million and $84 million for a license, development and non-competition agreement and $13 million, $18 million and $21 million for activities associated with the Wyndham Rewards program during 2020, 2019 and 2018, respectively. The Company also recorded revenues from a former affiliate for license fees of $6 million, $7 million and $6 million during 2020, 2019 and 2018, respectively. Such fees are recorded within license and other fees on the Consolidated and Combined Statements of Income (Loss). Wyndham Hotels also incurred $8 million of expense during 2019 as a result of an indemnification obligation to Wyndham Destinations related to the termination of a hotel-management agreement and an associated lease. Such expense is reported within contract termination costs on the Consolidated and Combined Statement of Income (Loss).
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to Wyndham Worldwide shareholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $18 million and $22 million as of December 31, 2020 and 2019, respectively, which were included within other non-current liabilities on its Consolidated Balance Sheets. The Company also had a $3 million and $2 million liability due to its former Parent which was included within accrued expenses and other current liabilities on its Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. In addition, the Company had

$4 million of receivables due from former Parent as of December 31, 2020 and 2019, respectively, which were included within current assets on its Consolidated Balance Sheets. During 2019, the Company received $28 million from its former Parent related to net tax refunds, which was included within capital contribution from former Parent on its Consolidated and Combined Statement of Cash Flows.
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
Net transfer to and net contribution from former Parent
The components of net transfers to and net contribution from former Parent in the Consolidated and Combined Statement of former Parent’s Net Investment was as follows:

Year Ended December 31,
2018
Cash pooling and general financing activities	$(110)
Indirect general corporate overhead allocations	12
Corporate allocations for shared services	13
Stock-based compensation allocations	20
Income taxes	27
Net transfers to former Parent	(38)

Contribution of subsidiary borrowings due to former Parent	197
Capital contribution from former Parent	106
Dividend to former Parent	(109)
Other contributions from former Parent, net	66
Net contributions from former Parent	260
Net transfers to and net contribution from former Parent	$222

Services provided by former Parent
Prior to the Company's spin-off, Wyndham Hotels’ Consolidated and Combined Financial Statements included costs for services that its former Parent provided to the Company, including, but not limited to, information technology support, financial services, human resources and other shared services. Historically, these costs were charged to Wyndham Hotels on a basis determined by its former Parent to reflect a reasonable allocation of actual costs incurred to perform the services. During 2018, Wyndham Hotels was charged $13 million for such services, which is included in operating and general and administrative expenses in Wyndham Hotels’ Consolidated and Combined Statement of Income (Loss).
Additionally, former Parent allocated indirect general corporate overhead costs to Wyndham Hotels for certain functions and services provided, including, but not limited to, executive facilities, shared service technology platforms, finance and other administrative support. Accordingly, the Company recorded $12 million of expenses for indirect general corporate overhead from former Parent during 2018, which is included in general and administrative expenses within its Consolidated and Combined Statement of Income (Loss).
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
Insurance
Prior to the Company's spin-off, former Parent provided the Company with insurance coverage for general liability, property, business interruption and other risks with respect to business operations and charged the Company a fee based on estimates of claims. Wyndham Hotels was charged $1 million for insurance during 2018, respectively, which is included in the Consolidated and Combined Statement of Income (Loss).

19. LEASES
The Company adopted the new accounting guidance for leases using the modified retrospective approach as of January 1, 2019. Prior-year financial statements were not recast under the new standard, and therefore those amounts are not presented in the tables below. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carry forward its historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs. The adoption of the new accounting guidance for leases resulted in the recognition of a $12 million operating right-of-use asset and a corresponding operating lease liability. Under the prior accounting standard for leases, the Company had $41 million of assets and $59 million of liabilities related to finances leases reflected on the Company’s Consolidated Balance Sheet as of December 31, 2018.
The Company leases property and equipment under finance and operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and nonlease components of equipment leases.
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets.

	Classification on the Balance Sheets	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other non-current assets	$14	$29
Finance lease assets	Property and equipment, net	33	37
Total lease assets		$47	$66

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$4	$5
Finance lease liabilities	Current portion of long-term debt	5	5
Non-current
Operating lease liabilities	Other non-current liabilities	11	24
Finance lease liabilities	Long-term debt	50	55
Total lease liabilities		$70	$89
The table below presents the remaining lease term and discount rates for finance and operating leases.

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	5.5 years	7.9 years
Finance leases	8.7 years	9.7 years
Weighted-average discount rate
Operating leases	4.2%	4.7%
Finance leases	4.3%	4.5%

Undiscounted cash flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2020.

	Operating Leases	Finance Leases
2021	$4	$7
2022	4	7
2023	3	7
2024	2	8
2025	1	8
Thereafter	3	29
Total minimum lease payments	17	66
Less: amount of lease payments representing interest	2	11
Present value of future minimum lease payments	15	55
Less: current obligations under leases	4	5
Long-term lease obligations	$11	$50

Other information
Under the new accounting standard for leases, the Company recorded the following related to leases on the Consolidated and Combined Financial Statements:

Consolidated and Combined Statements of Cash Flows:	Year Ended December 31,
	2020	2019
Operating activities
Cash payments related to operating and finance leases	$8	$9
Financing activities
Cash payments related to finance leases	5	5

Consolidated and Combined Statements of Income (Loss):	Year Ended December 31,
	2020	2019
Operating lease expense	$5	$6
Finance lease expense
Amortization of right-of-use assets	4	5
Interest expense	2	3

Under the prior accounting standard for leases, the Company incurred total rent expense of $8 million during 2018.

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2017	$5	$—	$5
Period change	(9)	(4)	(13)
Balance as of December 31, 2018	(4)	(4)	(8)
Period change	3	(22)	(19)
Balance as of December 31, 2019	(1)	(26)	(27)
Period change	3	(28)	(25)
Balance as of December 31, 2020	$2	$(54)	$(52)

21. DEFINED CONTRIBUTION BENEFIT PLANS
Prior to the Company's spin-off, former Parent administered and maintained defined contribution savings plans and a deferred compensation plan that provided eligible employees of Wyndham Hotels an opportunity to accumulate funds for retirement. Former Parent matched the contributions of participating employees on the basis specified by each plan. Wyndham Hotels’ cost for these plans was $2 million during 2018.
Subsequent to the Company's spin-off, Wyndham Hotels administers and maintains its own defined contribution savings plans and deferred compensation plan. The Company’s cost for these plans was $10 million, $10 million and $4 million during 2020, 2019 and 2018, respectively.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below are selected unaudited quarterly financial data for the periods ended:

	2020
	March 31	June 30	September 30	December 31
Net revenues
Hotel Franchising	$243	$182	$236	$202
Hotel Management	167	76	101	94
Corporate and Other	—	—	—	—
Total Company	410	258	337	296
Total expenses	354	452	266	275
Operating income/(loss)	56	(194)	71	21
Interest expense, net	25	28	29	30
Income/(loss) before income taxes	31	(222)	42	(9)
Provision for/(benefit from) income taxes	9	(48)	15	(2)
Net income/(loss)	$22	$(174)	$27	$(7)

Diluted earnings/(loss) per share	$0.23	$(1.86)	$0.29	$(0.08)
Diluted weighted average shares outstanding	93.9	93.3	93.4	93.3

Reconciliation of net income (loss) to adjusted EBITDA
Net income/(loss)	$22	$(174)	$27	$(7)
Provision for/(benefit from) income taxes	9	(48)	15	(2)
Depreciation and amortization	25	25	24	24
Interest expense, net	25	28	29	30
Stock-based compensation expense	4	5	5	5
Impairments, net	—	206	—	—
Restructuring costs	13	16	—	5
Transaction-related expenses, net	8	5	—	—
Separation-related expenses	1	—	—	1
Foreign currency impact of highly inflationary countries	—	—	1	—
Adjusted EBITDA	$107	$63	$101	$56

Adjusted EBITDA by segment
Hotel Franchising	$108	$83	$117	$75
Hotel Management	17	(4)	2	(1)
Corporate and Other	(18)	(16)	(18)	(18)
Total adjusted EBITDA	$107	$63	$101	$56

	2019
	March 31	June 30	September 30	December 31
Net revenues
Hotel Franchising	$269	$331	$379	$300
Hotel Management	197	201	180	190
Corporate and Other	2	1	1	2
Total Company	468	533	560	492
Total expenses	418	471	469	389
Operating income	50	62	91	103
Interest expense, net	24	26	25	25
Income before income taxes	26	36	66	78
Provision for income taxes	5	10	21	14
Net income	$21	$26	$45	$64

Diluted earnings per share	$0.22	$0.27	$0.47	$0.68
Diluted weighted average shares outstanding	98.2	97.4	96.3	95.0

Reconciliation of net income to adjusted EBITDA
Net income	$21	$26	$45	$64
Provision for income taxes	5	10	21	14
Depreciation and amortization	29	27	26	28
Interest expense, net	24	26	25	25
Stock-based compensation expense	3	4	4	4
Impairment, net	—	45	—	—
Contract termination costs	—	9	34	(1)
Transaction-related expenses, net	7	11	12	10
Separation-related expenses	21	1	—	—
Transaction-related item	—	—	20	—
Restructuring costs	—	—	—	8
Foreign currency impact of highly inflationary countries	1	—	3	1
Adjusted EBITDA	$111	$159	$190	$153

Adjusted EBITDA by segment
Hotel Franchising	$113	$162	$195	$151
Hotel Management	16	16	13	21
Corporate and Other	(18)	(19)	(18)	(19)
Total adjusted EBITDA	$111	$159	$190	$153

EXHIBIT INDEX

Exhibit No.	Description
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

4.3	Form of 5.375% Note due 2026 Note (included within Exhibit 4.2)
4.4
Second Supplemental Indenture, dated May 30, 2018, among Wyndham Hotels & Resorts, Inc., the New Guarantors (as defined in the Second Supplemental Indenture) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 31, 2018)

4.5
Third Supplemental Indenture, dated May 31, 2018, between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 4, 2018)

4.6
Fourth Supplemental Indenture, dated January 22, 2020 between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K filed February 13, 2020)

4.7
Fifth Supplemental Indenture, dated August 13, 2020, by and among Wyndham Hotels & Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 13, 2020)

4.8	Form of 4.375% Note due 2028 (included in Exhibit 4.7)
4.9*	Description of Common Stock
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

10.7
Second Amendment, dated as of August 10, 2020 to the Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment, dated as of April 30, 2020, with Bank of America, N.A., as administrative agent, the several lenders from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 11, 2020)

10.8	Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018)
10.9	Wyndham Hotels & Resorts, Inc. Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018)
G-1

10.10	Wyndham Hotels & Resorts, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018)
10.11	Wyndham Hotels & Resorts, Inc. Savings Restoration Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018)
10.12	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.13	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.14	Form of Award Agreement for Performance-Vested Restricted Stock Units (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.15	Form of Award Agreement for Non-Qualified Stock Options (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.16	Letter Agreement, dated as of June 1, 2018, between Wyndham Hotels & Resorts, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018)
10.17
Employment Agreement, dated as of June 1, 2018, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 4, 2018)

10.18
Employment Agreement, dated as of December 3, 2019, between Wyndham Hotels & Resorts, Inc. and Michele Allen (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K filed February 13, 2020)

10.19	Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Paul F. Cash (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed February 14, 2019)
10.20*	Employment Letter, dated as of February 25, 2020, between Wyndham Hotels & Resorts, Inc. and Lisa Checchio
10.21
Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Mary R. Falvey (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 14, 2019)

10.22*	Separation and Release Agreement, dated as of January 19, 2021, by and between Wyndham Hotels & Resorts, Inc. and Mary R. Falvey
10.23	Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Robert D. Loewen (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 4, 2018)
10.24
Separation and Release Agreement, executed May 5, 2020, by and between Wyndham Hotels & Resorts, Inc. and Robert Loewen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2020)

10.25
Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Thomas H. Barber (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 14, 2019)

10.26
Separation and Release Agreement, dated as of March 31, 2020, by and between Wyndham Hotels & Resorts, Inc. and Thomas H. Barber (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020)

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