Form 10-Q
period 2021-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2021-04-29
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-38432
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
93,398,800 shares of common stock outstanding as of March 31, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2021, the related condensed consolidated statements of income, comprehensive income (loss), cash flows, and equity for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated and combined statements of income (loss), comprehensive income (loss), cash flows, and equity for the year then ended (not presented herein); and in our report dated February 12, 2021, we expressed an unqualified opinion (which included an emphasis of a matter paragraph relating to expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide Corporation) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2021

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues
Royalties and franchise fees	$78	$92
Marketing, reservation and loyalty	85	106
Management and other fees	19	32
License and other fees	20	21
Cost reimbursements	71	126
Other	30	33
Net revenues	303	410
Expenses
Marketing, reservation and loyalty	92	118
Operating	27	35
General and administrative	24	28
Cost reimbursements	71	126
Depreciation and amortization	24	25
Separation-related	2	1
Restructuring	—	13
Transaction-related, net	—	8
Total expenses	240	354
Operating income	63	56
Interest expense, net	28	25
Income before income taxes	35	31
Provision for income taxes	11	9
Net income	$24	$22

Earnings per share
Basic	$0.26	$0.23
Diluted	0.26	0.23

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$24	$22
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	—	(3)
Unrealized gains/(losses) on cash flow hedges	14	(36)
Other comprehensive income/(loss), net of tax	14	(39)
Comprehensive income/(loss)	$38	$(17)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$531	$493
Trade receivables, net	274	295
Prepaid expenses	52	45
Other current assets	54	67
Total current assets	911	900
Property and equipment, net	268	278
Goodwill	1,525	1,525
Trademarks, net	1,202	1,203
Franchise agreements and other intangibles, net	503	512
Other non-current assets	231	226
Total assets	$4,640	$4,644
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$516	$21
Accounts payable	27	28
Deferred revenues	78	71
Accrued expenses and other current liabilities	203	226
Total current liabilities	824	346
Long-term debt	2,076	2,576
Deferred income taxes	364	359
Deferred revenues	160	158
Other non-current liabilities	225	242
Total liabilities	3,649	3,681
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 600.0 shares, 101.1 and 100.8 issued and outstanding at March 31, 2021 and December 31, 2020	1	1
Treasury stock, at cost – 7.7 shares at March 31, 2021 and December 31, 2020	(408)	(408)
Additional paid-in capital	1,508	1,504
Accumulated deficit	(72)	(82)
Accumulated other comprehensive loss	(38)	(52)
Total stockholders’ equity	991	963
Total liabilities and stockholders' equity	$4,640	$4,644

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$24	$22
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	24	25
Provision for doubtful accounts	11	12
Deferred income taxes	1	2
Stock-based compensation	5	4
Net change in assets and liabilities:
Trade receivables	10	(17)
Prepaid expenses	(7)	(6)
Other current assets	13	(8)
Accounts payable, accrued expenses and other current liabilities	(24)	(14)
Deferred revenues	9	(2)
Payments of development advance notes	(8)	(3)
Other, net	6	2
Net cash provided by operating activities	64	17
Investing activities
Property and equipment additions	(5)	(7)
Net cash used in investing activities	(5)	(7)
Financing activities
Proceeds from borrowings	—	744
Principal payments on long-term debt	(4)	(14)
Dividends to shareholders	(15)	(30)
Repurchases of common stock	—	(50)
Net share settlement of incentive equity awards	(5)	(2)
Other, net	3	(1)
Net cash (used in)/provided by financing activities	(21)	647
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(2)
Net increase in cash, cash equivalents and restricted cash	38	655
Cash, cash equivalents and restricted cash, beginning of period	493	94
Cash, cash equivalents and restricted cash, end of period	$531	$749
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	24	—	24
Other comprehensive income	—	—	—	—	—	14	14
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	5	—	—	5
Exercise of stock options	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of March 31, 2021	93	$1	$(408)	$1,508	$(72)	$(38)	$991

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net income	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	4	—	—	4
Cumulative effect of change in accounting standard	—	—	—	—	(10)	—	(10)
Balance as of March 31, 2020	93	$1	$(408)	$1,490	$95	$(66)	$1,112
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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2020 Consolidated and Combined Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
Business description
Wyndham Hotels operates in the following segments:
•    Hotel Franchising — licenses the Company’s lodging brands and provides related services to third-party hotel owners and others.
•    Hotel Management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by the Company.

2. NEW ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements
Simplifying the Accounting for Income Taxes. On December 18, 2019, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting standards for income taxes. The amendment clarifies and simplifies aspects of the accounting for income taxes to help promote consistent application of U.S. GAAP by eliminating certain exceptions to the general principles of ASC 740, Income Taxes. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2021, as required. There was no material impact on the Company's Condensed Consolidated Financial Statements and related disclosures as a result of adopting this new standard.

3. REVENUE RECOGNITION
Deferred revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Deferred initial franchise fee revenues	$140	$136
Deferred loyalty program revenues	75	75
Deferred co-branded credit card program revenues	5	—
Deferred other revenues	18	18
Total	$238	$229

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

	4/1/2021 - 3/31/2022	4/1/2022 - 3/31/2023	4/1/2023 - 3/31/2024	Thereafter	Total
Initial franchise fee revenues	$22	$9	$8	$101	$140
Loyalty program revenues	41	23	9	2	75
Co-branded credit card program revenues	5	—	—	—	5
Other revenues	10	1	1	6	18
Total	$78	$33	$18	$109	$238

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended March 31,
	2021	2020
Hotel Franchising
Royalties and franchise fees	$75	$84
Marketing, reservation and loyalty	85	106
License and other fees	20	21
Other	29	32
Total Hotel Franchising	209	243

Hotel Management
Royalties and franchise fees	3	8
Owned hotel revenues	13	22
Management fees	6	10
Cost reimbursements	71	126
Other	1	1
Total Hotel Management	94	167

Net revenues	$303	$410

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of March 31, 2021 and December 31, 2020, capitalized contract costs were $33 million, of which $7 million for both periods, was included in other current assets and $26 million for both periods, was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$24	$22

Basic weighted average shares outstanding	93.4	93.7
Stock options and restricted stock units (“RSUs”)	0.4	0.2
Diluted weighted average shares outstanding	93.8	93.9

Earnings per share:
Basic	$0.26	$0.23
Diluted	0.26	0.23

Dividends:
Cash dividends declared per share	$0.16	$0.32
Aggregate dividends paid to shareholders	$15	$30

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2020	7.7	$408	$53.43
For the three months ended March 31, 2021	—	—	—
As of March 31, 2021	7.7	$408	$53.43

The Company had $191 million of remaining availability under its program as of March 31, 2021. On March 17, 2020, the Company suspended its share repurchase activity and as a condition of the April 2020 amendment to its revolving credit agreement, the Company was restricted from repurchasing shares of its stock until the waiver amendment expired on April 1, 2021 unless the Company elected to terminate the amendment earlier, which it did not.

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

The following table sets forth the activity in the Company's allowance for doubtful accounts on trade accounts receivables for the three months ended:

	2021	2020
Balance as of January 1,	$72	$47
Cumulative effect of change in accounting standard	—	12
Provision for doubtful accounts	11	12
Bad debt write-offs	(4)	(13)
Balance as of March 31,	$79	$58

6. LONG-LIVED ASSETS
Property, plant and equipment
As a result of the continuing impact of COVID-19 on the Company’s results, the Company evaluated the recoverability of its net property, plant and equipment associated with its two owned hotels for impairment in the first quarter of 2021 and believes that it is more likely than not that the carrying value of those assets are recoverable from future expected cash flows, on an undiscounted basis, from such assets.
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
Property, plant and equipment, net as of March 31, 2021 and December 31, 2020 was $268 million and $278 million, respectively.
Intangible assets
Goodwill

The Company evaluates the carrying value of its goodwill in each of its reporting units (i) hotel franchising, (ii) hotel management and (iii) owned hotels, compared to their respective estimated fair values on an annual basis during the fourth quarter of every year, or more frequently if circumstances indicate that the fair value of goodwill may be impaired, to the reporting units’ carrying values as required by guidance. The Company performed its annual impairment assessment of its goodwill as of October 1, 2020 and determined that no impairments existed and that the fair value of its hotel franchising and hotel management reporting units substantially exceeded its carrying value. During 2020, the Company incurred a charge to fully write-down the goodwill balance for its owned hotel reporting unit.

As a result of the continuing impact which COVID-19 is having on the hospitality industry, the Company performed a qualitative assessment of its remaining goodwill for its hotel franchising and hotel management reporting units as of March 31, 2021. Through such assessments, the Company determined that it is more likely than not that the fair value of its hotel franchising and hotel management reporting units continues to significantly exceed their carrying values.

Other Intangibles

As a result of the continuing impact of COVID-19 on the Company’s results, the Company evaluated the carrying value of each of its other indefinite-lived intangible assets compared to their respective estimated fair values in 2020 and the first quarter of 2021. The Company performed its annual impairment assessment of its other indefinite-lived intangible assets as of October 1, 2020 and determined that no impairments exist. Additionally, the Company performed a qualitative assessment of its other indefinite-lived intangible assets as of March 31, 2021 and determined through such assessments, that it was more likely than not that the fair value of such indefinite-lived intangible assets were in excess of their carrying values.

The Company also evaluates the recoverability of each of its definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred in 2020 and the first quarter of 2021. The Company performed a quantitative impairment assessment for a management contract and certain franchise agreements during the fourth quarter of 2020. As a result of these assessments, the Company determined these assets were not impaired.

Additionally, the Company also performed a qualitative assessment of all its definite-lived intangible assets as of March 31, 2021 and determined through such assessments, that it was more likely than not that the future expected cash flows on an undiscounted basis were in excess of the carrying value of such assets.

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
Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$14	$1,525	$1,539	$14	$1,525

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,201			$1,202

Amortized intangible assets:
Franchise agreements	$895	$493	$402	$895	$487	$408
Management agreements	136	35	101	136	33	103
Trademarks	2	1	1	2	1	1
Other	1	1	—	1	—	1
	$1,034	$530	$504	$1,034	$521	$513

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $3 million for the three months ended March 31, 2021 and 2020.
In accordance with its franchise agreements, generally the Company is contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees.
Development advance notes
The Company may, at its discretion, provide development advance notes to certain franchisees or hotel owners in order to assist them in converting to one of its brands, in building a new hotel to be flagged under one of its brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by the Company over the period of the franchise/management agreement, which typically ranges from 10 to 20 years. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advance notes.

The Company recorded the following related to development advance notes on the Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets:	March 31, 2021	December 31, 2020
Development advance notes (a)	$95	$92
_____________________
(a)    Included within other non-current assets.

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2021	2020
Forgiveness of notes (a)	$2	$2
Bad debt expense related to notes	—	1
______________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

8. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with Wyndham Worldwide (“former Parent”). The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2010.
The Company received income tax refunds, net of payments, of $1 million and made cash income tax payments, net of refunds, of $3 million for the three months ended March 31, 2021 and 2020, respectively.
The Company’s effective tax rates were 31.4% and 29.0% during the three months ended March 31, 2021 and 2020, respectively. The increase was primarily related to remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates and non-deductible separation costs, partially offset by a reduction in foreign taxes.
La Quinta Holdings, Inc. (“LQ”) and then affiliated entities in existence prior to their acquisition by the Company are currently under audit by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2010 to December 31, 2016. The IRS has proposed adjustments for tax years 2010 to 2013 relating to entities that remain with CorePoint Lodging, Inc. (“CorePoint”). CorePoint has responded to the IRS, disagreeing with their proposed adjustments, and the matter was transferred to the IRS Appeals office. These proposed adjustments to the tax returns filed for these CorePoint entities, if the IRS prevails, could result in a material impact on the Company as a result of a reduction to tax attributes utilized in tax years 2014 to 2016. As part of the LQ acquisition, CorePoint has agreed to indemnify the Company for any obligations and expenses arising from any adjustments made in connection with tax years 2010 to 2013 IRS audits, including any amounts owed by LQ with respect to subsequent taxable years as a result of the disallowance of net operating losses or other tax attributes and any legal and accounting defense expenses that arise. The Company currently has not recorded a liability for tax, penalty, or interest related to the proposed adjustments as CorePoint has concluded that the positions reported on their tax returns under audit by the IRS are more-likely-than-not to be sustained based on their technical merits.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	March 31, 2021		December 31, 2020
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$—		$—
Term loan (due May 2025)	1,550	3.16%	1,554	3.18%
5.375% senior unsecured notes (due April 2026) (c)	496	5.38%	496	5.38%
4.375% senior unsecured notes (due August 2028)	492	4.38%	492	4.38%
Finance leases	54	4.50%	55	4.50%
Total long-term debt	2,592		2,597
Less: Current portion of long-term debt	516		21
Long-term debt	$2,076		$2,576
______________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $21 million and $22 million as of March 31, 2021 and December 31, 2020, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.
(c)    These notes were redeemed by the Company on April 15, 2021 and therefore are classified as current debt as of March 31, 2021. See Note 17 - Subsequent Event for more information.
Maturities and capacity
The Company’s outstanding debt as of March 31, 2021 matures as follows:

Long-Term Debt
Within 1 year (a)	$516
Between 1 and 2 years	21
Between 2 and 3 years	22
Between 3 and 4 years	22
Between 4 and 5 years	1,493
Thereafter	518
Total	$2,592
______________________
(a)    Includes the 5.375% senior unsecured notes due 2026, which the Company redeemed on April 15, 2021.

As of March 31, 2021, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million as of March 31, 2021 and December 31, 2020.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of March 31, 2021, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.53% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.25%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a liability of $52 million and $71 million as of March 31, 2021 and December 31, 2020, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $6 million and $2 million of expense for the three months ended March 31, 2021 and 2020, respectively. There was no hedging ineffectiveness recognized in the three months ended March 31, 2021 and 2020. The Company expects to reclassify approximately $26 million of losses from accumulated other comprehensive income (“AOCI”) (loss) to interest expense during the next 12 months.
Interest expense, net
The Company incurred net interest expense of $28 million and $25 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid related to such interest was $26 million and $17 million for the three months ended March 31, 2021 and 2020, respectively.

10. FAIR VALUE
The Company measures its financial assets and liabilities at fair value on a recurring basis and utilizes the fair value hierarchy to determine such fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
Level 1: Quoted prices for identical instruments in active markets.
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value driver is observable.
Level 3: Unobservable inputs used when little or no market data is available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input (closest to Level 3) that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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

	March 31, 2021
	Carrying Amount	Estimated Fair Value
Debt	$2,592	$2,618

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
Foreign currency risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the British Pound, the Brazilian Real and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized gains of $2 million and losses of $2 million in income from freestanding foreign currency exchange contracts during the three months ended March 31, 2021 and 2020, respectively. Such gains or losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for Argentina as a highly inflationary economy. Foreign currency exchange losses related to Argentina were $1 million during the three months ended March 31, 2021 and were not material during the three months ended March 31, 2020. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters generally are in the discovery stages at this time. As of March 31, 2021, the Company is aware of approximately 40 pending cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $4 million as of March 31, 2021 and December 31, 2020. The Company also had receivables of $1 million as of March 31, 2021 and immaterial receivables as of December 31, 2020, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the

Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
Guarantees
Separation-related guarantees
The Company assumed one-third of certain contingent and other corporate liabilities of former Parent incurred prior to the spin-off, including liabilities of former Parent related to, arising out of or resulting from certain terminated or divested businesses, certain general corporate matters of former Parent and any actions with respect to the separation plan or the distribution made or brought by any third party.

12. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2021, 5.3 million shares remained available.
Incentive equity awards granted by the Company
The Company's Board of Directors approved incentive equity award grants to the Company's employees in the form of RSUs, stock options and PSUs.
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2021 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2020	0.9		$54.15	0.2		$52.93
Granted (a)	0.6		65.21	0.1		65.21
Vested	(0.2)		53.23	—		—
Canceled	(0.1)		56.08	—		—
Balance as of March 31, 2021	1.2	(b)	$59.74	0.3	(c)	$57.51
______________________
(a)Represents awards granted by the Company primarily in February 2021.
(b)RSUs outstanding as of March 31, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $68 million, which is expected to be recognized over a weighted average period of 3.1 years.
(c)PSUs outstanding as of March 31, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $16 million, which may be recognized over a weighted average period of 2.0 years based on attainment of targets.

The activity related to stock options granted by the Company for the three months ended March 31, 2021 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	1.4		$55.57
Granted	0.1		65.21
Exercised	(0.1)		54.76
Canceled	—		—
Expired	—		—
Outstanding as of March 31, 2021	1.4		$56.18	5.3	$18
Unvested as of March 31, 2021	0.8	(a)	$56.05	5.3	$10
Exercisable as of March 31, 2021	0.6		$56.35	5.2	$8
______________________
(a)Unvested options as of March 31, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $19 million, which is expected to be recognized over a weighted average period of 2.5 years.
The fair value of stock options granted by the Company during 2021 and 2020 were estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock for both Wyndham Hotels and comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	2021	2020
Grant date fair value	$19.58	$8.59
Grant date strike price	$65.21	$53.40
Expected volatility	40.18%	24.30%
Expected life	4.25 years	4.25 years
Risk-free interest rate	0.40%	1.21%
Projected dividend yield	0.98%	2.40%

Stock-based compensation expense
Stock-based compensation expense was $5 million and $4 million for the three months ended March 31, 2021 and 2020, respectively.

13. SEGMENT INFORMATION
The reportable segments presented below represent the Company's operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income excluding net interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company's presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, the Company modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how the Company's chief operating decision maker reviews operating performance beginning in 2021. The Company has applied the modified definition of adjusted EBITDA to all periods presented.

	Three Months Ended March 31,
	2021		2020
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA (a)
Hotel Franchising	$209	$105	$243	$110
Hotel Management	94	5	167	17
Total Reportable Segments	303	110	410	127
Corporate and Other	—	(13)	—	(18)
Total Company	$303	$97	$410	$109
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020 (a)
Net income	$24	$22
Provision for income taxes	11	9
Depreciation and amortization	24	25
Interest expense, net	28	25
Stock-based compensation expense	5	4
Development advance notes amortization	2	2
Separation-related expenses	2	1
Restructuring costs	—	13
Transaction-related expenses, net	—	8
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$97	$109
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

14. OTHER EXPENSES AND CHARGES
Restructuring
The Company did not incur any restructuring charges during the three months ended March 31, 2021. The Company incurred $13 million of charges during the three months ended March 31, 2020, related to restructuring initiatives implemented in response to COVID-19. These initiatives resulted in a reduction of 262 employees and were comprised of employee separation costs. As a result, the Company recorded charges of $7 million to its Hotel Franchising segment, $5 million to its Corporate and Other segment and the remainder to its Hotel Management segment. Below is the activity for the three months ended March 31, 2021 relating to all of the 2020 restructuring plans:

		2021 Activity
	Liability as of December 31, 2020	Cash Payments	Liability as of March 31, 2021
Personnel-related	$7	$(4)	$3
Facility-related	3	(1)	2
Total accrued restructuring	$10	$(5)	$5

The remaining liability of $5 million as of March 31, 2020 is expected to be primarily paid by the end of 2021.

Transaction-related, net
Transaction-related expenses incurred by the Company were not material during the three months ended March 31, 2021 and $8 million during the three months ended March 31, 2020. These expenses were primarily related to integration activities for the acquisition of La Quinta.
Separation-related
The Company incurred separation-related costs associated with its spin-off from former Parent of $2 million and $1 million during the three months ended March 31, 2021 and 2020, respectively.

15. TRANSACTIONS WITH FORMER PARENT
The Company has a number of arrangements with former Parent for services provided between both parties as described below.
License agreement and other agreements with former Parent
In connection with the Company’s spin-off, the Company and former Parent entered into long-term exclusive license agreements to retain former Parents’ affiliations with one of the hospitality industry’s top-rated loyalty programs, Wyndham Rewards, as well as to continue to collaborate on inventory-sharing and customer cross-sell initiatives.
The Company recorded revenues from former Parent in the amount of $16 million and $17 million for a license, development and non-competition agreement and $2 million and $3 million for activities associated with the Wyndham Rewards program for the three months ended March 31, 2021 and 2020, respectively. The Company also recorded revenues from a former affiliate for license fees of $2 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. Such fees are recorded within license and other fees on the Condensed Consolidated Statements of Income.
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to former Parent shareholders, the Company entered into certain guarantee commitments with former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $18 million as of March 31, 2021 and December 31, 2020, which were included within other non-current liabilities on its Condensed Consolidated Balance Sheets. The Company also had a $3 million liability due to former Parent which was included within accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. In addition, the Company had $2 million and $4 million of receivables due from former Parent as of March 31, 2021 and December 31, 2020, respectively, which were included within current assets on its Condensed Consolidated Balance Sheets.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	14	14
Balance as of March 31, 2021	$2	$(40)	$(38)

Net of Tax
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	(3)	(36)	(39)
Balance as of March 31, 2020	$(4)	$(62)	$(66)

17. SUBSEQUENT EVENT
    On April 15, 2021, the Company redeemed all of its $500 million 5.375% senior unsecured notes due 2026, which was primarily funded through cash on hand. Due to this redemption, the Company incurred an $18 million charge to interest expense in the second quarter of 2021, including $13 million of call premiums and $5 million from the acceleration of deferred financing fees. These notes were classified as current portion of long-term debt on its Condensed Consolidated Balance Sheet as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These statements include, but are not limited to, statements related to our expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions; the continuation or worsening of the effects from the coronavirus pandemic, (“COVID-19”); its scope and duration and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees and property owners, guests and team members, the hospitality industry and overall demand for travel; the success of our mitigation efforts in response to COVID-19; our performance in any recovery from COVID-19, the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising and management businesses; our relationships with franchisees and property owners; the impact of war, terrorist activity, political instability or political strife; concerns with or threats of pandemics, contagious diseases or health epidemics, including the effects of COVID-19 and any resurgence or mutations of the virus and actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives and other travel restrictions; risks related to restructuring or strategic initiatives; risks related to our relationship with CorePoint Lodging; our spin-off as a newly independent company; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital as a result of COVID-19; and the Company's ability to make or pay dividends, plans for and timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and subsequent reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.
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
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries.

BUSINESS AND OVERVIEW
    Wyndham Hotels & Resorts is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in nearly 95 countries around the world.

We operate in the following segments:
•    Hotel Franchising — licenses our lodging brands and provides related services to third-party hotel owners and others.
•    Hotel Management — provides hotel management services for full-service and limited-service hotels as well as two hotels that are owned by us.

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income excluding net interest expense, depreciation and amortization, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, we modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how our chief operating decision maker reviews operating performance beginning in 2021. We have applied the modified definition of adjusted EBITDA to all periods presented.
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
COVID-19
During 2020, the hotel industry experienced a sharp decline in travel demand due to the coronavirus pandemic, (“COVID-19”) and the related government preventative and protective actions to slow the spread of the virus, including travel restrictions. We and the entire industry experienced significant revenue losses in 2020 as a result of steep RevPAR declines, which may continue for some time.
Over 99% of our domestic and approximately 98% of our global portfolio remain open today. We are optimistic about what lies ahead and are encouraged by medical community indications that the vaccines are working and believe they will help deliver a multi-year resurgence in leisure travel providing an opportunity to grow our brands globally. We believe we are uniquely positioned to continue to drive results for our owners and significant value for our shareholders.
Nearly 90% of hotels within our U.S. system are located along highways and in suburban and small metro areas. Our portfolio generates approximately 70% of bookings from leisure customers and 30% from business travel. Our business customers are substantially comprised of truckers, contractors, construction workers, healthcare workers, emergency crews and others who must travel for work and do not have the ability to conduct their work remotely. These travelers are looking for well-known and high quality brands they can depend on for quality and enhanced safety measures. Less than 5% of our bookings come from corporate business travel or group business. As a result of the strength of leisure demand, these traveling everyday workers and our continued investment in sales and marketing efforts, our economy and midscale brands have outperformed the industry's higher-end chain scales throughout the pandemic. While we believe our hotels will be able to quickly recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and certain intangible assets, such as our trademarks, and our franchised and managed goodwill may be exposed to additional impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2021 and 2020. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2021	2020	% Change
Rooms
United States	486,000	506,800	(4%)
International	311,200	321,500	(3%)
Total rooms	797,200	828,300	(4%)

	Three Months Ended March 31,
	2021	2020	% Change
RevPAR
United States	$30.62	$33.45	(8%)
International (a)	15.83	18.45	(14%)
Global RevPAR (a)	24.90	27.68	(10%)
______________________
(a)Excluding currency effects, international RevPAR decreased 10% and global RevPAR decreased 9%.

Rooms as of March 31, 2021 decreased 4% compared to the prior year primarily reflecting our 2020 strategic termination plan, which resulted in the removal of approximately 26,700 rooms during the second, third and fourth quarters of 2020.
Global RevPAR for the three months ended March 31, 2021 decreased 10% to $24.90 compared to the prior year due to COVID-19. Global and international RevPAR began to lap the onset of the COVID-19 pandemic in January 2021 while the U.S. began to lap its onset in March 2021. As such, comparisons to 2019 may be more meaningful when evaluating trends as such highlight the impact of COVID-19 from pre-pandemic levels. On this basis, global RevPAR declined 31% from the comparable 2019 period reflecting a 25% decline in the U.S. and a 45% decline internationally.

THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020

	Three Months Ended March 31,
	2021	2020	Change	% Change
Net revenues	$303	$410	$(107)	(26%)
Expenses	240	354	(114)	(32%)
Operating income	63	56	7	13%
Interest expense, net	28	25	3	12%
Income before income taxes	35	31	4	13%
Provision for income taxes	11	9	2	22%
Net income	$24	$22	$2	9%

Net revenues for the three months ended March 31, 2021 decreased $107 million, or 26%, compared to the prior-year period, primarily driven by:
•$55 million of lower cost-reimbursement revenues in our hotel management business primarily due to lower travel demand from COVID-19 and CorePoint Lodging asset sales in 2020;
•$21 million of lower marketing, reservation and loyalty fees, reflecting a 10% decline in RevPAR due to lower travel demand as a result of COVID-19;
•$14 million of lower royalty and franchise fees due to the decline in RevPAR;
•$13 million of lower management and other fees primarily due to the decline in RevPAR.

Total expenses for the three months ended March 31, 2021 decreased $114 million, or 32%, compared to the prior-year period, primarily driven by:
•    $55 million of lower cost reimbursement expenses as discussed above;
•$26 million of lower marketing, reservation and loyalty expenses primarily due to cost reductions in response to COVID-19;
•$13 million of lower restructuring costs;
•$12 million of lower operating expenses and general and administrative costs, primarily due to cost containment initiatives enacted in 2020 in response to COVID-19; and
•$8 million of lower transaction-related expenses.
Our effective tax rate increased to 31.4% from 29.0% during the three months ended March 31, 2021 and 2020, respectively, primarily related to remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates and non-deductible separation costs, partially offset by a reduction in foreign taxes.
As a result of these items, net income for the three months ended March 31, 2021, increased $2 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020 (a)
Net income	$24	$22
Provision for income taxes	11	9
Depreciation and amortization	24	25
Interest expense, net	28	25
Stock-based compensation expense	5	4
Development advance notes amortization	2	2
Separation-related expenses	2	1
Restructuring costs	—	13
Transaction-related expenses, net	—	8
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$97	$109
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Net Revenues			Adjusted EBITDA
	2021	2020	% Change	2021	2020 (a)	% Change
Hotel Franchising	$209	$243	(14%)	$105	$110	(5%)
Hotel Management	94	167	(44%)	5	17	(71%)
Corporate and Other	—	—	n/a	(13)	(18)	n/a
Total Company	$303	$410	(26%)	$97	$109	(11%)
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Hotel Franchising

	Three Months Ended March 31,
	2021	2020	% Change
Total rooms	748,700	769,000	(3%)
Global RevPAR (a)	$24.02	$25.90	(7%)
______________________
(a)    Excluding currency effects, global RevPAR decreased 6%.

Net revenues decreased $34 million, or 14%, compared to the first quarter of 2020, primarily driven by the global RevPAR decline which resulted in:
•$21 million of lower marketing, reservation and loyalty revenues; and
•$9 million of lower royalty and franchise fees.
Adjusted EBITDA decreased $5 million, or 5%, compared to the first quarter of 2020, primarily driven by the changes in net revenues discussed above, partially offset by cost reductions in connection with COVID-19.
Hotel Management

	Three Months Ended March 31,
	2021	2020	% Change
Total rooms	48,500	59,300	(18%)
Global RevPAR (a)	$38.17	$50.00	(24%)
______________________
(a)    Excluding currency effects, global RevPAR decreased 22%.
Net revenues decreased $73 million, or 44%, compared to the prior-year period, primarily driven by:
•$55 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA;
•$9 million of lower owned hotel revenues due to lower travel demand as a result of COVID-19;
•$4 million of lower termination fees related to CorePoint Lodging asset sales in 2020; and
•$4 million of lower management fees primarily due to the global RevPAR decline.
Adjusted EBITDA decreased $12 million, or 71%, compared to the prior-year period, primarily driven by the revenue decreases discussed above, partially offset by $6 million of lower variable expenses.
Corporate and Other
Adjusted EBITDA increased $5 million compared to the prior-year period, due to lower general and administrative expenses resulting from cost containment initiatives enacted in 2020 in response to COVID-19.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial condition

	March 31, 2021	December 31, 2020	Change
Total assets	$4,640	$4,644	$(4)
Total liabilities	3,649	3,681	(32)
Total stockholders’ equity	991	963	28

Total assets were consistent at March 31, 2021 and December 31, 2020. Total liabilities decreased $32 million from December 31, 2020 to March 31, 2021 primarily due to a decrease in accrued expenses and other current liabilities, resulting primarily from the timing of payments for incentive compensation. Total equity increased $28 million from December 31, 2020 to March 31, 2021 primarily due to our net income for the period.
Liquidity and capital resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our shareholders, but also to create additional value for our stockholders in the form of share repurchases. However, due to the negative impact that COVID-19 was having on the travel industry, in 2020 we took a number of preventative steps to conserve our liquidity and strengthen our balance sheet:
•In March 2020, we suspended share repurchase activity;
•In April 2020, we amended our revolving credit facility agreement to waive the quarterly-tested leverage covenant until April 1, 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required;

•In May 2020, we decreased our quarterly cash dividend to $0.08 per share; and
•In August 2020, we issued $500 million of senior unsecured notes, which mature in 2028 and bear interest at a rate of 4.375% per year, for net proceeds of $492 million, which were used to repay a portion of the then outstanding borrowings under our revolving credit facility.
As a result of our confidence in the continued recovery we are seeing in the hospitality industry from the pandemic, which is being aided by the rollout of vaccination plans throughout the world, we have taken the following actions in 2021:
•In the first quarter of 2021, we increased our quarterly cash dividend to $0.16 per share which was the maximum allowed under our amended revolving credit agreement; and
•On April 15, 2021, we redeemed all $500 million of our outstanding 5.375% senior notes due in 2026, primarily from cash on hand. We expect this redemption to reduce our annual cash interest expense by approximately $27 million. Coupled with the issuance of 4.375% senior notes in August 2020, this redemption effectively returns our balance sheet to pre-pandemic debt and liquidity levels while extending $500 million of maturity by approximately 2.5 years at a 100 basis point or 19% lower interest rate.
After giving effect to the April 2021 redemption, our current liquidity approximates $750 million. Given the minimal capital needs of our business, the flexible cost infrastructure and the mitigation measures taken, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs. As of March 31, 2021, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance with no additional waivers or amendments required. As of March 31, 2021, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with an aggregate principal amount of $750 million, of which none was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. During the amendment period as discussed above, the revolving credit facility was subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25% with the LIBOR rate subject to a 0.50% floor. The amendment period expired on April 1, 2021.
As of March 31, 2021, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $52 million liability as of March 31, 2021.
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
As of March 2021, our credit rating was Ba1 from Moody's Investors Service and BB from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Cash provided by/(used in)
Operating activities	$64	$17	$47
Investing activities	(5)	(7)	2
Financing activities	(21)	647	(668)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(2)	2
Net change in cash, cash equivalents and restricted cash	$38	$655	$(617)

Net cash provided by operating activities increased $47 million compared to the prior-year period primarily due to favorable collections and timing of accounts payable payments.
Net cash used in investing activities decreased $2 million compared to the prior-year period, primarily due to lower capital expenditures.
In the first quarter 2021, we used $21 million of net cash in financing activities compared to generating $647 million source of net cash in the first quarter of 2020, resulting in a reduction of $668 million in cash generated year-over-year. The largest contributor to this variance is the $734 million of revolving credit facility borrowings in March 2020 at the onset of the pandemic out of an abundance of caution. Apart from this borrowing, cash used in financing activities was favorable year-over-year due to of the absence of stock repurchases in 2021 and $15 million of lower dividend payments.
Capital deployment
Our first priority is to invest in the business. This includes investing in select technology improvements across our business that further our strategic objectives, deploying capital to increase our system size, business acquisitions that are accretive and strategically enhancing to our business, and/or other strategic initiatives. We also expect to maintain a regular dividend payment. Excess cash generated beyond these needs would be available for enhanced shareholder return in the form of stock repurchases.
During the three months ended March 31, 2021, we spent $5 million on capital expenditures, primarily related to information technology. During 2021, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the three months ended March 31, 2021, we spent $8 million on development advance notes. During 2021, we anticipate spending approximately $40 million on development advances. We may also provide other forms of financial support.
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
During the first quarter of 2021, we did not repurchase any stock. As of March 31, 2021, we had $191 million of remaining availability under our program.

Dividend policy

We declared cash dividends of $0.16 per share in the first quarter of 2021 ($15 million in aggregate), which reflects an increase of 100% when compared to the payments made during the second, third and fourth quarters of 2020 (post onset of the pandemic.)

Due to the adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. On February 10, 2021, the Company announced the Board’s approval of an increase in the quarterly cash dividend to $0.16 per share. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including the impact of COVID-19 on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

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
The indenture, as supplemented, under which the senior notes due 2026 and senior notes due 2028 were issued, contains covenants that limit, among other things, our ability and that of certain of our subsidiaries to (i) create liens on certain assets; (ii) enter into sale and leaseback transactions; and (iii) merge, consolidate or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications.
As of March 31, 2021, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, prior to 2020 and the impacts of COVID-19, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher in the second half of the year. However, given the impact of COVID-19, the historical seasonality of our business is not relevant to 2020 operating results. Our second quarter was the most severely impacted and as such, we had higher revenues and cash flows in the third and fourth quarters. While we believe in many cases our select service hotels have performed more favorably than hotels in other chain scales, and we believe we will be among the first to recover once the pandemic abates, the ultimate timing of any recovery remains uncertain. In the meantime, our results of operations may continue to be negatively impacted and we are unable to predict when our operations will resume the normal hotel industry seasonality.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2020 Consolidated and Combined Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $460 million as of March 31, 2021. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2021. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2021, the absolute notional amount of our outstanding foreign exchange hedging instruments was $92 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $7 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2021, we had total net assets of $5 million in Argentina.

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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2021, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. On March 17, 2020, the Company suspended its share repurchase activity and as a condition of the April 2020 amendment to its revolving credit agreement, the Company was restricted from repurchasing shares of its stock until the waiver amendment expired on April 1, 2021 unless the Company elected to terminate the amendment earlier, which it did not. There were no stock repurchases during the three months ended March 31, 2021.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: April 29, 2021	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: April 29, 2021	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
10.1*	Amended & Restated Employment Agreement, dated as of February 23, 2021, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.