Form 10-Q
period 2021-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2021-07-29
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
93,523,120 shares of common stock outstanding as of June 30, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2021, the related condensed consolidated statements of income/(loss), comprehensive income/(loss), and equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated and combined statements of income/(loss), comprehensive income/(loss), cash flows, and equity for the year then ended (not presented herein); and in our report dated February 12, 2021, we expressed an unqualified opinion (which included an emphasis of a matter paragraph relating to expense allocations for certain corporate functions and services historically provided by Wyndham Worldwide Corporation) on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
July 29, 2021

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues
Royalties and franchise fees	$122	$61	$200	$154
Marketing, reservation and loyalty	119	82	204	188
Management and other fees	30	6	50	38
License and other fees	20	21	40	42
Other	30	22	60	53
Fee-related and other revenues	321	192	554	475
Cost reimbursements	85	66	155	192
Net revenues	406	258	709	667
Expenses
Marketing, reservation and loyalty	105	85	198	204
Operating	31	23	58	57
General and administrative	27	26	51	54
Cost reimbursements	85	66	155	192
Depreciation and amortization	24	25	47	49
Separation-related	1	—	3	1
Impairments, net	—	206	—	206
Restructuring	—	16	—	29
Transaction-related, net	—	5	—	13
Total expenses	273	452	512	805
Operating income/(loss)	133	(194)	197	(138)
Interest expense, net	22	28	51	54
Early extinguishment of debt	18	—	18	—
Income/(loss) before income taxes	93	(222)	128	(192)
Provision for/(benefit from) income taxes	25	(48)	35	(40)
Net income/(loss)	$68	$(174)	$93	$(152)

Earnings/(loss) per share
Basic	$0.73	$(1.86)	$0.99	$(1.63)
Diluted	0.73	(1.86)	0.99	(1.63)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/(loss)	$68	$(174)	$93	$(152)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	1	1	2	(2)
Unrealized gains/(losses) on cash flow hedges	4	(2)	17	(38)
Other comprehensive income/(loss), net of tax	5	(1)	19	(40)
Comprehensive income/(loss)	$73	$(175)	$112	$(192)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$103	$493
Trade receivables, net	298	295
Prepaid expenses	52	45
Other current assets	63	67
Total current assets	516	900
Property and equipment, net	267	278
Goodwill	1,525	1,525
Trademarks, net	1,202	1,203
Franchise agreements and other intangibles, net	493	512
Other non-current assets	238	226
Total assets	$4,241	$4,644
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	33	28
Deferred revenues	80	71
Accrued expenses and other current liabilities	227	226
Total current liabilities	361	346
Long-term debt	2,071	2,576
Deferred income taxes	368	359
Deferred revenues	160	158
Other non-current liabilities	221	242
Total liabilities	3,181	3,681
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 600.0 shares, 101.2 and 100.8 issued and outstanding at June 30, 2021 and December 31, 2020	1	1
Treasury stock, at cost – 7.7 shares at June 30, 2021 and December 31, 2020	(408)	(408)
Additional paid-in capital	1,519	1,504
Accumulated deficit	(19)	(82)
Accumulated other comprehensive loss	(33)	(52)
Total stockholders’ equity	1,060	963
Total liabilities and stockholders' equity	$4,241	$4,644

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income/(loss)	$93	$(152)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	47	49
Provision for doubtful accounts	14	21
Impairments, net	—	209
Deferred income taxes	3	(47)
Stock-based compensation	13	10
Loss on early extinguishment of debt	18	—
Net change in assets and liabilities:
Trade receivables	(16)	(44)
Prepaid expenses	(7)	(3)
Other current assets	4	(3)
Accounts payable, accrued expenses and other current liabilities	6	(51)
Deferred revenues	11	(22)
Payments of development advance notes, net	(16)	(6)
Other, net	10	(1)
Net cash provided by/(used in) operating activities	180	(40)
Investing activities
Property and equipment additions	(17)	(18)
Issuance of loans, net	—	(1)
Other, net	(1)	—
Net cash used in investing activities	(18)	(19)
Financing activities
Proceeds from borrowings	45	744
Principal payments on long-term debt	(566)	(18)
Dividends to shareholders	(30)	(38)
Repurchases of common stock	—	(50)
Net share settlement of incentive equity awards	(6)	(4)
Other, net	5	(4)
Net cash (used in)/provided by financing activities	(552)	630
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(390)	570
Cash, cash equivalents and restricted cash, beginning of period	493	94
Cash, cash equivalents and restricted cash, end of period	$103	$664
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	24	—	24
Other comprehensive income	—	—	—	—	—	14	14
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	5	—	—	5
Exercise of stock options	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of March 31, 2021	93	1	(408)	1,508	(72)	(38)	991
Net income	—	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	4	—	—	4
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Balance as of June 30, 2021	94	$1	$(408)	$1,519	$(19)	$(33)	$1,060

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net income	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	4	—	—	4
Cumulative effect of change in accounting standard	—	—	—	—	(10)	—	(10)
Balance as of March 31, 2020	93	1	(408)	1,490	95	(66)	1,112
Net loss	—	—	—	—	(174)	—	(174)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	—	(8)	—	(8)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	(1)	1	—	—
Balance as of June 30, 2020	93	$1	$(408)	$1,493	$(86)	$(67)	$933
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

3. REVENUE RECOGNITION
Deferred revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Deferred initial franchise fee revenues	$143	$136
Deferred loyalty program revenues	76	75
Deferred other revenues	21	18
Total	$240	$229

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

As a result of the negative impact that the coronavirus pandemic (“COVID-19”) had on travel demand in 2020, the Company’s assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, changed. Accordingly, the Company recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Condensed Consolidated Statement of Income/(Loss) during the three and six months ended June 30, 2020.
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

	7/1/2021 - 6/30/2022	7/1/2022 - 6/30/2023	7/1/2023 - 6/30/2024	Thereafter	Total
Initial franchise fee revenues	$23	$9	$8	$103	$143
Loyalty program revenues	44	22	8	2	76
Other revenues	13	1	1	6	21
Total	$80	$32	$17	$111	$240

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Hotel Franchising
Royalties and franchise fees	$115	$59	$190	$144
Marketing, reservation and loyalty	119	82	204	187
License and other fees	20	21	40	42
Other	29	20	58	52
Total Hotel Franchising	283	182	492	425

Hotel Management
Royalties and franchise fees	7	2	10	10
Marketing, reservation and loyalty	—	—	—	1
Owned hotel revenues	21	2	34	23
Management fees	9	4	16	15
Cost reimbursements	85	66	155	192
Other	1	2	2	1
Total Hotel Management	123	76	217	242

Net revenues	$406	$258	$709	$667

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of June 30, 2021 and December 31, 2020, capitalized contract costs were $33 million, of which $7 million for both periods was included in other current assets and $26 million for both periods, was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings/(loss) per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/(loss)	$68	$(174)	$93	$(152)

Basic weighted average shares outstanding	93.6	93.3	93.5	93.5
Stock options and restricted stock units (“RSUs”) (a)	0.5	—	0.4	—
Diluted weighted average shares outstanding	94.1	93.3	93.9	93.5

Earnings/(loss) per share:
Basic	$0.73	$(1.86)	$0.99	$(1.63)
Diluted	0.73	(1.86)	0.99	(1.63)

Dividends:
Cash dividends declared per share	$0.16	$0.08	$0.32	$0.40
Aggregate dividends paid to shareholders	$15	$8	$30	$38
_____________________
(a)    Due to the anti-dilutive effect resulting from the reported net loss for the three and six months ended June 30, 2020, 0.1 million of anti-dilutive shares were omitted from the calculation of weighted average shares outstanding for those periods.

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2020	7.7	$408	$53.43
For the six months ended June 30, 2021	—	—	—
As of June 30, 2021	7.7	$408	$53.43

The Company had $191 million of remaining availability under its program as of June 30, 2021.

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

The following table sets forth the activity in the Company's allowance for doubtful accounts on trade accounts receivables for the six months ended:

	2021	2020
Balance as of January 1,	$72	$47
Cumulative effect of change in accounting standard	—	12
Provision for doubtful accounts	14	21
Bad debt write-offs	(8)	(13)
Balance as of June 30,	$78	$67

6. LONG-LIVED ASSETS
Property and equipment
As a result of the impact COVID-19 had on the Company’s results during 2020, the Company evaluated the recoverability of its net property and equipment associated with its two owned hotels for impairment in 2020 and believed that it was more likely than not that the carrying value of those assets were recoverable from future expected cash flows, on an undiscounted basis, from such assets. Due to the ongoing recovery of travel demand in 2021 and the favorable impact it had on the Company's operations, the Company believes there were no events that would indicate that an impairment to such property and equipment may have occurred in the six months ended June 30, 2021.
Although the Company believes that it is more likely than not that the carrying values of its net property and equipment for its two owned hotels are not impaired, the impact of COVID-19 and the ultimate duration remains highly uncertain. Should there be a resurgence of the virus which results in new government restrictions and slows the ongoing recovery from the effects of the pandemic, the Company's results of operations may be negatively impacted and the property and equipment associated with its owned hotels may be exposed to impairment.
Property and equipment, net as of June 30, 2021 and December 31, 2020 was $267 million and $278 million, respectively.
Intangible assets
Goodwill

The Company evaluates the carrying value of its goodwill in each of its reporting units (i) hotel franchising, (ii) hotel management and (iii) owned hotels, compared to their respective estimated fair values on an annual basis during the fourth quarter of every year, or more frequently if circumstances indicate that the fair value of goodwill may be impaired, to the reporting units’ carrying values as required by guidance. As a result of the impact COVID-19 had on the hospitality industry during 2020, the Company performed a quantitative impairment analysis on its goodwill in the second quarter of 2020. As a result of such analyses, during the second quarter of 2020, the Company incurred a $14 million charge to fully write-down the goodwill balance for its owned hotel reporting unit. Such charge was reported within impairments, net on the Condensed Consolidated Statement of Income/(Loss) and was charged to the hotel management segment. The Company performed its annual impairment assessment of its goodwill as of October 1, 2020 and determined that no impairments existed and that the fair values of its hotel franchising and hotel management reporting units substantially exceeded their carrying values.

As a result of the impact COVID-19 had on the hospitality industry during 2020, the Company performed a qualitative assessment of its remaining goodwill for its hotel franchising and hotel management reporting units as of March 31, September 30, and December 31, 2020. Through such assessments, the Company determined that it was more likely than not that the fair value of its hotel franchising and hotel management reporting units continued to significantly exceed their carrying values. Due to the ongoing recovery of travel demand in 2021 and the favorable impact it had on the Company's operations, the Company believes there were no events that would indicate that an impairment may have occurred to its goodwill for its hotel franchising or hotel management reporting units in the six months ended June 30, 2021.

Other Intangibles

As a result of the impact COVID-19 had on the Company’s results during 2020, the Company evaluated the carrying value of each of its other indefinite-lived intangible assets compared to their respective estimated fair values in 2020. During the second quarter of 2020, the Company determined through such analyses that certain of its trademarks were impaired. Accordingly, the Company recorded impairment charges of $191 million to reduce the carrying value of those trademarks to their estimated fair values. Such charges were reported within impairments, net on the Condensed Consolidated Statement of Income/(Loss) and were charged to the hotel franchising segment. Additionally, the Company performed its annual impairment assessment of its other indefinite-lived intangible assets as of October 1, 2020 and determined that no additional impairments exist. Additionally, the Company performed a qualitative assessment of its other indefinite-lived intangible assets as of March 31, and June 30, 2021 and determined through such assessments, that it was more likely than not that the fair value of such indefinite-lived intangible assets were in excess of their carrying values.
The Company also evaluated the recoverability of each of its definite-lived intangible assets by performing a qualitative assessment during each of the quarters in 2020 to determine if circumstances indicated that impairment may have occurred in 2020 and performed a quantitative impairment assessment for a management contract and certain franchise agreements during the fourth quarter of 2020. As a result of these assessments, the Company determined these assets were not impaired. Due to the ongoing recovery of travel demand in 2021 and the favorable impact it had on the Company's operations, the Company believes there were no events that would indicate that an impairment may have occurred to its franchise agreements or management contracts in the six months ended June 30, 2021.

The following table details impairment charges related to intangible assets recorded in the second quarter of 2020:

Intangible Asset	Book Value	Impairment Charges	Adjusted Fair Value
Owned hotel reporting unit goodwill	$14	$(14)	$—
La Quinta trademark	710	(155)	555
Other trademarks (a)	103	(36)	67
Total	$827	$(205)	$622
_____________________
(a)    Represents the impairments of three of the Company's trademarks.
Should there be a resurgence of the virus which results in new government restrictions and slows the ongoing recovery from the effects of the pandemic, the Company's results of operations may be negatively impacted and its intangible assets within its hotel franchising and hotel management reporting units may be exposed to future impairments. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of its remaining goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.
Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$14	$1,525	$1,539	$14	$1,525

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,201			$1,202

Amortized intangible assets:
Franchise agreements	$895	$500	$395	$895	$487	$408
Management agreements	136	38	98	136	33	103
Trademarks	2	1	1	2	1	1
Other	1	1	—	1	—	1
	$1,034	$540	$494	$1,034	$521	$513

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income/(Loss) include initial franchise fees of $4 million and $5 million for the three months ended June 30, 2021 and 2020, respectively, and $7 million and $8 million for the six months ended June 30, 2021 and 2020, respectively.
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
The Company recorded the following related to development advance notes on the Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets:	June 30, 2021	December 31, 2020
Development advance notes (a)	$101	$92
_____________________
(a)    Included within other non-current assets.

Condensed Consolidated Statements of Income/(Loss):	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Forgiveness of notes (a)	$2	$2	$4	$4
Bad debt expense related to notes	—	—	—	1
______________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 30,
	2021	2020
Payments of development advance notes	$(17)	$(6)
Proceeds from development advance notes	1	—
Payments of development advance notes, net	$(16)	$(6)

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
The Company made cash income tax payments, net of refunds, of $13 million and $2 million for the six months ended June 30, 2021 and 2020, respectively.
The Company’s effective tax rates were a 26.9% tax provision on pre-tax income and a 21.6% tax benefit on pre-tax loss during the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rates were a 27.3% tax provision on pre-tax income and a 20.8% tax benefit on pre-tax loss during the six months ended June 30, 2021 and 2020, respectively. The increases in both periods were primarily related to goodwill impairment charges that are nondeductible for tax purposes in 2020 and the absence in 2021 of nonrecurring foreign and state tax benefits.
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

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	June 30, 2021		December 31, 2020
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$—		$—
Term loan (due May 2025)	1,547	3.13%	1,554	3.18%
5.375% senior unsecured notes (due April 2026)	—		496	5.38%
4.375% senior unsecured notes (due August 2028)	492	4.38%	492	4.38%
Finance leases	53	4.50%	55	4.50%
Total long-term debt	2,092		2,597
Less: Current portion of long-term debt	21		21
Long-term debt	$2,071		$2,576
______________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $16 million and $22 million as of June 30, 2021 and December 31, 2020, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.

Maturities and capacity
The Company’s outstanding debt as of June 30, 2021 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	22
Between 3 and 4 years	1,505
Between 4 and 5 years	6
Thereafter	517
Total	$2,092

As of June 30, 2021, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

5.375% Senior Unsecured Notes
On April 15, 2021, the Company redeemed all of its $500 million 5.375% senior unsecured notes due 2026, which was primarily funded through cash on hand. Due to this redemption, the Company incurred an $18 million charge in the second quarter of 2021, including $13 million of call premiums and $5 million from the acceleration of deferred financing fees. Such charge is reported as early extinguishment of debt on the Condensed Consolidated Statement of Income/(Loss).
Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million and $4 million as of June 30, 2021 and December 31, 2020, respectively.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. As of June 30, 2021, the pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.52% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.18%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a liability of $47 million and $71 million as of June 30, 2021 and December 31, 2020, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income/(Loss) was $6 million and $13 million of expense for the three and six months ended June 30, 2021, respectively, and $6 million and $8 million of expense for the three and six months ended June 30, 2020, respectively. There was no hedging ineffectiveness recognized in the six months ended June 30, 2021 and 2020. The Company expects to reclassify approximately $23 million of losses from accumulated other comprehensive income (“AOCI”) (loss) to interest expense during the next 12 months.
Interest expense, net
The Company incurred net interest expense of $22 million and $28 million for the three months ended June 30, 2021 and 2020, respectively, and $51 million and $54 million for the six months ended June 30, 2021 and 2020, respectively. Cash paid related to such interest was $54 million and $52 million for the six months ended June 30, 2021 and 2020, respectively.

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

	June 30, 2021
	Carrying Amount	Estimated Fair Value
Debt	$2,092	$2,116

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
Foreign currency risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, British Pound, Brazilian Real and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized immaterial gains and losses in income from freestanding foreign currency exchange contracts during the three months ended June 30, 2021 and 2020, respectively. Losses recognized in income from freestanding foreign currency exchange contracts were $1 million and $2 million during the six months ended June 30, 2021 and 2020, respectively. Such gains or losses are included in operating expenses in the Condensed Consolidated Statements of Income/(Loss).
The Company accounts for Argentina as a highly inflationary economy. Foreign currency exchange losses related to Argentina were not material during the three months ended June 30, 2021 and 2020. Foreign currency exchange losses related to Argentina were $1 million each during the six months ended June 30, 2021 and 2020. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income/(Loss).
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

11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters generally are in the discovery stages at this time. As of June 30, 2021, the Company is aware of approximately 40 pending cases filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $4 million as of June 30, 2021 and December 31, 2020. The Company also had receivables of $1 million as of June 30, 2021 and immaterial receivables as of December 31, 2020, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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
As a result of the significant economic impacts of COVID-19, on June 30, 2020, the Company provided notice of termination of its remaining managed hotel performance guarantee pursuant to a force majeure provision in the hotel-management agreement. The notice provides for termination of the management agreement as of the 90th day following the notice date. Such termination has not yet occurred as the hotel’s owner and the Company are engaged in alternate dispute resolution. As a result of the Company's notice of termination of the management agreement, the Company’s receivable of $4 million became fully impaired as of June 30, 2020 and the charge was recorded within impairments, net on the Condensed Consolidated Statements of Income/(Loss). As of June 30, 2021, the Company had no other hotel-management guarantee contracts.

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

12. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and other stock-based awards to key employees, non-employee directors, advisors and consultants. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2021, 5.4 million shares remained available.
Incentive equity awards granted by the Company
The Company's Board of Directors approved incentive equity award grants to the Company's employees in the form of RSUs, stock options and PSUs.
The activity related to the Company’s incentive equity awards for the six months ended June 30, 2021 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2020	0.9		$54.15	0.2		$52.93
Granted (a)	0.6		65.21	0.1		65.21
Vested	(0.3)		54.79	—		—
Canceled	(0.1)		57.04	—		—
Balance as of June 30, 2021	1.1	(b)	$59.79	0.3	(c)	$57.51
______________________
(a)Represents awards granted by the Company primarily in February 2021.
(b)RSUs outstanding as of June 30, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $61 million, which is expected to be recognized over a weighted average period of 2.9 years.
(c)PSUs outstanding as of June 30, 2021 are expected to vest over time and have an aggregate maximum potential unrecognized compensation expense of $15 million, which may be recognized over a weighted average period of 1.7 years based on attainment of targets.
The activity related to stock options granted by the Company for the six months ended June 30, 2021 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	1.4		$55.57
Granted	0.1		65.21
Exercised	(0.1)		55.99
Canceled	(0.1)		55.26
Expired	—		—
Outstanding as of June 30, 2021	1.3		$56.12	5.0	$21
Unvested as of June 30, 2021	0.7	(a)	$55.47	5.3	$11
Exercisable as of June 30, 2021	0.6		$56.85	4.8	$10
______________________
(a)Unvested options as of June 30, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $19 million, which will be recognized over a weighted average period of 2.4 years.

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
Stock-based compensation expense
Stock-based compensation expense was $8 million and $6 million for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2020, $1 million was recorded within restructuring costs on the Condensed Consolidated Statements of Income/(Loss). Further, stock-based compensation expense was $13 million and $10 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2020, $1 million was recorded within restructuring costs on the Condensed Consolidated Statements of Income/(Loss).

13. SEGMENT INFORMATION
The reportable segments presented below represent the Company's operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company's presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, the Company modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how the Company's chief operating decision maker reviews operating performance beginning in 2021. The Company has applied the modified definition of adjusted EBITDA to all periods presented.

	Three Months Ended June 30,
	2021		2020
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA (a)
Hotel Franchising	$283	$166	$182	$86
Hotel Management	123	16	76	(4)
Total Reportable Segments	406	182	258	82
Corporate and Other	—	(14)	—	(16)
Total Company	$406	$168	$258	$66
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

The table below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Three Months Ended June 30,
	2021	2020 (a)
Net income/(loss)	$68	$(174)
Provision for/(benefit from) income taxes	25	(48)
Depreciation and amortization	24	25
Interest expense, net	22	28
Early extinguishment of debt	18	—
Stock-based compensation expense	8	5
Development advance notes amortization	2	2
Separation-related expenses	1	—
Impairments, net	—	206
Restructuring costs	—	16
Transaction-related expenses, net	—	5
Adjusted EBITDA	$168	$66
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

	Six Months Ended June 30,
	2021		2020
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA (a)
Hotel Franchising	$492	$271	$425	$196
Hotel Management	217	22	242	13
Total Reportable Segments	709	293	667	209
Corporate and Other	—	(28)	—	(34)
Total Company	$709	$265	$667	$175
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

The table below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Six Months Ended June 30,
	2021	2020 (a)
Net income/(loss)	$93	$(152)
Provision for/(benefit from) income taxes	35	(40)
Depreciation and amortization	47	49
Interest expense, net	51	54
Early extinguishment of debt	18	—
Stock-based compensation expense	13	9
Development advance notes amortization	4	4
Separation-related expenses	3	1
Impairments, net	—	206
Restructuring costs	—	29
Transaction-related expenses, net	—	13
Foreign currency impact of highly inflationary countries	1	1
Adjusted EBITDA	$265	$175
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

14. OTHER EXPENSES AND CHARGES
Separation-related
Separation-related expenses associated with the Company's spin-off from Wyndham Worldwide were $1 million for the three months ended June 30, 2021 and not material for the three months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the Company incurred separation-related charges associated with its spin-off of $3 million and $1 million, respectively.
Restructuring
The Company incurred $16 million and $29 million of charges during the three and six months ended June 30, 2020, respectively, related to two restructuring initiatives implemented in response to COVID-19. The first quarter of 2020 plan resulted in a reduction of 262 employees for a charge of $13 million. The Company initiated another plan in the second quarter of 2020 to further reduce headcount by 180 employees and to consolidate its corporate facilities, resulting in a charge of $16 million. In addition, during the fourth quarter of 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. Below is the activity for the six months ended June 30, 2020 relating to restructuring activities by plan:

		2020 Activity
	Liability as of December 31, 2019	Costs Recognized	Cash Payments	Other (a)	Liability as of June 30, 2020
2019 Plan
Personnel-related	$8	$—	$(6)	$(1)	$1
2020 Plans
Personnel-related	—	23	(12)	(1)	10
Facility-related	—	5	—	—	5
Other	—	1	(1)	—	—
Total 2020 Plans	—	29	(13)	(1)	15
Total accrued restructuring	$8	$29	$(19)	$(2)	$16
______________________
(a)Represents non-cash payments in Company stock.

The Company did not incur restructuring charges during the three and six months ended June 30, 2021. Below is the activity for the six months ended June 30, 2021 relating to all of the 2020 restructuring plans:

		2021 Activity
	Liability as of December 31, 2020	Cash Payments	Liability as of June 30, 2021
Personnel-related	$7	$(6)	$1
Facility-related	3	(1)	2
Total accrued restructuring	$10	$(7)	$3

The remaining liability of $3 million as of June 30, 2021 is expected to be primarily paid by the end of 2021.
Impairments, net
As a result of COVID-19 and the significant negative impact it had on travel demand during 2020, the Company reviewed its intangible assets for potential impairment and determined that the carrying value of certain intangible assets were in excess of their fair values. Accordingly, the Company recorded impairment charges of $205 million in the second quarter of 2020, primarily related to certain trademarks and goodwill associated with its owned hotel reporting unit. See Note 6 - Long-Lived Assets for more information. Additionally, in the second quarter of 2020, the Company incurred a $4 million non-cash impairment charge for the write-off of a receivable associated with the expected termination of an unprofitable hotel-management agreement. See Note 11 - Commitments and Contingencies for more information. The Company also recovered cash proceeds of $3 million of a previously impaired asset in the second quarter of 2020. These charges were all reported within impairments, net on the Condensed Consolidated Statement of Income/(Loss).
Transaction-related, net
Transaction-related expenses incurred by the Company were $5 million and $13 million during the three and six months ended June 30, 2020, respectively. These expenses were primarily related to integration activities for the acquisition of La Quinta. There were no transaction-related expenses incurred in the three or six months ended June 30, 2021.

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
The Company recorded revenues from former Parent in the amount of $17 million and $16 million for the three months ended June 30, 2021 and 2020, respectively, and $32 million for the six months ended June 30, 2021 and 2020, for a license, development and non-competition agreement. Further, the Company recorded revenues of $2 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $5 million and $7 million for the six months ended June 30, 2021 and 2020, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded revenues from a former affiliate for license fees of $1 million each for the three months ended June 30, 2021 and 2020 and $3 million each for the six months ended June 30, 2021 and 2020. Such fees are recorded within license and other fees on the Condensed Consolidated Statements of Income/(Loss).
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to former Parent shareholders, the Company entered into certain guarantee commitments with former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $18 million as of June 30, 2021 and December 31, 2020, which were included within other non-current liabilities on its Condensed Consolidated Balance Sheets. The Company also had a $4 million and $3 million liability due to former Parent which was included within accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. In addition, the Company had $2 million and $4 million of receivables due from former Parent as of June 30, 2021 and December 31, 2020, respectively, which were included within current assets on its Condensed Consolidated Balance Sheets.
Wyndham Worldwide’s sale of its European Vacation Rentals business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. During 2019, the Buyer notified former Parent of certain proposed post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. While former Parent intends to vigorously dispute these proposed adjustments, at this time the Company cannot reasonably estimate the probability or amount of the potential liability owed to the Buyer, if any. Any actual liability would be split one-third and two-thirds between the Company and former Parent, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	14	14
Balance as of March 31, 2021	2	(40)	(38)
Period change	1	4	5
Balance as of June 30, 2021	$3	$(36)	$(33)

Net of Tax
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	(3)	(36)	(39)
Balance as of March 31, 2020	(4)	(62)	(66)
Period change	1	(2)	(1)
Balance as of June 30, 2020	$(3)	$(64)	$(67)

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, combined results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, we modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how our chief operating decision maker reviews operating performance beginning in 2021. We have applied the modified definition of adjusted EBITDA to all periods presented.
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
COVID-19
During 2020, the hotel industry experienced a sharp decline in travel demand due to the coronavirus pandemic, (“COVID-19”) and the related government preventative and protective actions to slow the spread of the virus, including travel restrictions. We and the entire industry experienced significant revenue losses in 2020 as a result of steep RevPAR declines.
Over 99% of our domestic and over 98% of our global portfolio are currently open. Nearly 90% of hotels within our U.S. system are located along highways and in suburban and small metro areas. Our portfolio generates approximately 70% of bookings from leisure customers and 30% from business travel. Our business customers are substantially comprised of truckers, contractors, construction workers, healthcare workers, emergency crews and others who must travel for work and do not have the ability to conduct their work remotely. These travelers are looking for well-known and high quality brands they can depend on for quality and enhanced safety measures. Less than 5% of our bookings come from corporate business travel or group business. As a result of the strength of leisure demand, these traveling everyday workers and our continued investment in sales and marketing efforts, our economy and midscale brands have outperformed the industry's higher-end chain scales throughout the pandemic. As a result of the easing of the various governmental restrictions, coupled with the favorable impact the vaccines are having on reducing the spread of COVID-19, we are seeing a strong recovery in our business, especially in our economy and midscale brands. In the United States, leisure travel demand appears to be in recovery as occupancy levels during the second quarter reached 95% of their pre-pandemic levels in 2019. Internationally, recovery of travel demand is more challenging as multiple countries sustained prolonged periods of total lockdowns and/or relocked-down following a reopening due to variant surges.
Should there be a resurgence of COVID-19, our results of operations may be negatively impacted and certain intangible assets, such as our trademarks, and our franchised and managed goodwill may be exposed to impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS
The table below presents our operating statistics for the three and six months ended June 30, 2021 and 2020. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2021	2020	% Change
Rooms
United States	484,800	502,000	(3%)
International	313,200	310,900	1%
Total rooms	798,000	812,900	(2%)

	Three Months Ended June 30,
	2021	2020	% Change
RevPAR
United States	$48.37	$23.19	109%
International (a)	18.84	7.96	137%
Global RevPAR (a)	36.92	17.31	113%

	Six Months Ended June 30,
	2021	2020	% Change
RevPAR
United States	$39.53	$28.33	40%
International (b)	17.35	13.20	31%
Global RevPAR (b)	30.94	22.50	38%
______________________
(a)Excluding currency effects, international RevPAR increased 119% and global RevPAR increased 110%.
(b)Excluding currency effects, international RevPAR increased 24% and global RevPAR increased 36%.

Rooms as of June 30, 2021 decreased 2% compared to the prior year primarily reflecting our 2020 strategic termination plan, which resulted in the removal of approximately 17,700 rooms during the third and fourth quarters of 2020.
Global RevPAR for the three months ended June 30, 2021 increased 113% to $36.92 compared to the prior year due to the ongoing recovery in travel demand. Global and international RevPAR began to lap the onset of the COVID-19 pandemic in January 2021 while the U.S. began to lap its onset in March 2021. As such, comparisons to 2019 may be more meaningful when evaluating trends as such highlight the impact of COVID-19 from pre-pandemic levels. On this basis, global RevPAR declined 17% reflecting a 5% decline in the U.S. and a 44% decline internationally. The 5% decline in the U.S. represents continued sequential improvement compared to a decline of 25% in the first quarter of 2021. Importantly, RevPAR in the U.S. for our economy brands exceeded 2019 levels by 4%. The 44% decline internationally improved sequentially from a decline of 45% in the first quarter of 2021 as conditions in China continued to recover, down only 7% compared to 2019 levels, an improvement from down 25% in the first quarter.

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenues
Fee-related and other revenues	$321	$192	$129	67%
Cost reimbursement revenues	85	66	19	29%
Net revenues	406	258	148	57%
Expenses
Marketing, reservation and loyalty expense	105	85	20	24%
Cost reimbursement expense	85	66	19	29%
Other expenses	83	301	(218)	(72%)
Total expenses	273	452	(179)	(40%)
Operating income/(loss)	133	(194)	327	n/a
Interest expense, net	22	28	(6)	(21%)
Early extinguishment of debt	18	—	18	n/a
Income/(loss) before income taxes	93	(222)	315	n/a
Provision for/(benefit from) income taxes	25	(48)	73	n/a
Net income/(loss)	$68	$(174)	$242	n/a

Net revenues for the three months ended June 30, 2021 increased $148 million, or 57%, compared to the prior-year period, primarily driven by:
•$61 million of higher royalty and franchise fees primarily due to the ongoing recovery of travel demand and its impact on RevPAR;
•$37 million of higher marketing, reservation and loyalty fees, primarily reflecting an increase in RevPAR;
•$24 million of higher management and other fees primarily due to the ongoing recovery in travel demand; and
•$19 million of higher cost-reimbursement revenues in our hotel management business primarily due to the ongoing recovery of travel demand, partially offset by CorePoint Lodging asset sales.
Total expenses for the three months ended June 30, 2021 decreased $179 million, or 40%, compared to the prior-year period, primarily driven by:
•    a $206 million decrease in impairment charges due to the absence of impairments in 2021;
•$16 million of lower restructuring charges;
•$5 million of lower transaction-related expenses; partially offset by
•$20 million of higher marketing, reservation and loyalty expenses primarily due to ongoing recovery of travel demand;
•$19 million of higher cost reimbursement expenses as discussed above; and
•$8 million of higher operating expenses costs, primarily due to the ongoing recovery of travel demand.
Interest expense, net for the three months ended June 30, 2021 decreased $6 million, or 21%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021 discussed below.
Early extinguishment of debt was $18 million in the three months ended June 30, 2021 as a result of the redemption of our $500 million notes.
Our effective tax rate increased to a 26.9% tax provision on pre-tax income from a 21.6% tax benefit on pre-tax loss during the three months ended June 30, 2021 and 2020, respectively, primarily related to goodwill impairment charges that are nondeductible for tax purposes in 2020 and the absence in 2021 of nonrecurring foreign and state tax benefits.
As a result of these items, net income for the three months ended June 30, 2021, increased $242 million compared to the prior-year period.

The table below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Three Months Ended June 30,
	2021	2020 (a)
Net income/(loss)	$68	$(174)
Provision for/(benefit from) income taxes	25	(48)
Depreciation and amortization	24	25
Interest expense, net	22	28
Early extinguishment of debt	18	—
Stock-based compensation expense	8	5
Development advance notes amortization	2	2
Separation-related expenses	1	—
Impairments, net	—	206
Restructuring costs	—	16
Transaction-related expenses, net	—	5
Adjusted EBITDA	$168	$66
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	Net Revenues			Adjusted EBITDA
	2021	2020	% Change	2021	2020 (a)	% Change
Hotel Franchising	$283	$182	55%	$166	$86	93%
Hotel Management	123	76	62%	16	(4)	n/a
Corporate and Other	—	—	n/a	(14)	(16)	n/a
Total Company	$406	$258	57%	$168	$66	155%
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Hotel Franchising

	Three Months Ended June 30,
	2021	2020	% Change
Total rooms	752,500	754,700	—%
Global RevPAR (a)	$35.69	$17.05	109%
______________________
(a)    Excluding currency effects, global RevPAR increased 106%.
Net revenues increased $101 million, or 55%, compared to the second quarter of 2020, primarily driven by the ongoing recovery of travel demand and its impact on global RevPAR which resulted in:
•$56 million of higher royalty and franchise fees; and
•$37 million of higher marketing, reservation and loyalty revenues.
Adjusted EBITDA increased $80 million, or 93%, compared to the second quarter of 2020, primarily driven by the changes in net revenues discussed above, and a $20 million favorable impact from marketing revenues exceeding marketing expenses due to timing. Such favorability was partially offset by $3 million of higher operating and general and administrative expenses driven by higher volume-related expenses, which were principally offset by expense reductions associated with our restructuring initiatives enacted in 2020.

Hotel Management

	Three Months Ended June 30,
	2021	2020	% Change
Total rooms	45,500	58,200	(22%)
Global RevPAR (a)	$56.08	$20.67	171%
______________________
(a)    Excluding currency effects, global RevPAR increased 169%.
Net revenues increased $47 million, or 62%, compared to the prior-year period, primarily driven by:
•$19 million of higher owned hotel revenues due to ongoing recovery of travel demand;
•$19 million of higher cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA; and
•$5 million of higher management fees primarily due to the increase global RevPAR.
Adjusted EBITDA increased $20 million, compared to the prior-year period primarily driven by the revenue increases discussed above (excluding cost reimbursements), partially offset by $8 million of higher volume-related expenses primarily associated with the recovery of travel demand at our owned hotels.
Corporate and Other
Adjusted EBITDA was favorable by $2 million compared to the prior-year period, due to lower general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenues
Fee-related and other revenues	$554	$475	$79	17%
Cost reimbursement revenues	155	192	(37)	(19%)
Net revenues	709	667	42	6%
Expenses
Marketing, reservation and loyalty expense	198	204	(6)	(3%)
Cost reimbursement expense	155	192	(37)	(19%)
Other expenses	159	409	(250)	(61%)
Total expenses	512	805	(293)	(36%)
Operating income/(loss)	197	(138)	335	n/a
Interest expense, net	51	54	(3)	(6%)
Early extinguishment of debt	18	—	18	n/a
Income/(loss) before income taxes	128	(192)	320	n/a
Provision for/(benefit from) income taxes	35	(40)	75	n/a
Net income/(loss)	$93	$(152)	$245	n/a

Net revenues for the six months ended June 30, 2021 increased $42 million, or 6%, compared to the prior-year period, primarily driven by:
•$46 million of higher royalty and franchise fees primarily reflecting a 38% increase in RevPAR due to the ongoing recovery in travel demand;
•$16 million of higher marketing, reservation and loyalty fees primarily due to the RevPAR increase; and
•$12 million of higher management and other fees due to the ongoing recovery in travel demand; partially offset by
•$37 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales.

Total expenses for the six months ended June 30, 2021, decreased $293 million, or 36%, compared to the prior-year period, primarily driven by:
•    a $206 million decrease in impairment charges due to the absence of impairments in 2021;
•$37 million of lower cost reimbursement expenses as discussed above;
•$29 million of lower restructuring charges;
•$13 million of lower transaction-related expenses; and
•$6 million of lower marketing, reservation and loyalty expenses primarily due to cost containment initiatives enacted in 2020 in response to COVID-19.
Early extinguishment of debt was $18 million in the six months ended June 30, 2021 as a result of the redemption of our $500 million notes.
Our effective tax rate increased to a 27.3% tax provision on pre-tax income from a 20.8% tax benefit on pre-tax loss during the six months ended June 30, 2021 and 2020, respectively, primarily related to goodwill impairment charges that are nondeductible for tax purposes in 2020 and the absence in 2021 of nonrecurring foreign and state tax benefits.
As a result of these items, net income for the six months ended June 30, 2021, increased $245 million compared to the prior-year period.
The table below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Six Months Ended June 30,
	2021	2020 (a)
Net income/(loss)	$93	$(152)
Provision for/(benefit from) income taxes	35	(40)
Depreciation and amortization	47	49
Interest expense, net	51	54
Early extinguishment of debt	18	—
Stock-based compensation expense	13	9
Development advance notes amortization	4	4
Separation-related expenses	3	1
Impairments, net	—	206
Restructuring costs	—	29
Transaction-related expenses, net	—	13
Foreign currency impact of highly inflationary countries	1	1
Adjusted EBITDA	$265	$175
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2021 compared to June 30, 2020:

	Net Revenues			Adjusted EBITDA
	2021	2020	% Change	2021	2020 (a)	% Change
Hotel Franchising	$492	$425	16%	$271	$196	38%
Hotel Management	217	242	(10%)	22	13	69%
Corporate and Other	—	—	n/a	(28)	(34)	n/a
Total Company	$709	$667	6%	$265	$175	51%
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Hotel Franchising

	Six Months Ended June 30,
	2021	2020	% Change
Total rooms	752,500	754,700	—%
Global RevPAR (a)	$29.89	$21.47	39%
______________________
(a)    Excluding currency effects, global RevPAR increased 37%.
Net revenues for the six months ended June 30, 2021 increased $67 million, or 16%, compared to the prior-year period, primarily driven by the ongoing recovery of travel demand and its impact on global RevPAR which resulted in:
•$46 million of higher royalty and franchise fees; and
•$17 million of higher marketing, reservation and loyalty revenues.
Adjusted EBITDA for the six months ended June 30, 2021 increased $75 million, or 38%, compared to the prior-year period, primarily driven by the changes in net revenues discussed above and a $25 million favorable impact from marketing revenues exceeding marketing expenses due to timing.

Hotel Management

	Six Months Ended June 30,
	2021	2020	% Change
Total rooms	45,500	58,200	(22%)
Global RevPAR (a)	$47.04	$35.63	32%
______________________
(a)    Excluding currency effects, global RevPAR increased 31%.
Net revenues for the six months ended June 30, 2021 decreased $25 million, or 10%, compared to the prior-year period, primarily driven by:
•$37 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA; partially offset by
•$11 million of higher owned hotel revenues due to ongoing recovery of travel demand.
Adjusted EBITDA for the six months ended June 30, 2021 increased $9 million, or 69%, compared to the prior-year period, primarily driven by the higher owned hotel revenues discussed above, partially offset by higher volume-related expenses.
Corporate and Other
Adjusted EBITDA for the six months ended June 30, 2021 was favorable by $6 million compared to the prior-year period, primarily due to lower general and administrative costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial condition

	June 30, 2021	December 31, 2020	Change
Total assets	$4,241	$4,644	$(403)
Total liabilities	3,181	3,681	(500)
Total stockholders’ equity	1,060	963	97

Total assets decreased $403 million from June 30, 2021 and December 31, 2020 primarily due to a reduction in cash as a result of the redemption of our $500 million 2026 senior notes. Total liabilities decreased $500 million from December 31, 2020 to June 30, 2021 primarily due to senior notes redemption discussed above. Total equity increased $97 million from December 31, 2020 to June 30, 2021 primarily due to our net income for the period.

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
As a result of our confidence in the continued recovery of travel demand, we have taken the following actions in 2021:
•In the first quarter of 2021, we increased our quarterly cash dividend to $0.16 per share;
•On April 15, 2021, we redeemed all $500 million of our outstanding 5.375% senior notes due in 2026, primarily from cash on hand. We expect this redemption to reduce our annual cash interest expense by approximately $27 million. Coupled with the issuance of 4.375% senior notes in August 2020, this redemption effectively returns our balance sheet to pre-pandemic debt and liquidity levels while extending $500 million of maturity by approximately 2.5 years at a 100 basis point or 19% lower interest rate; and
•In July 2021, we announced the Board's approval of an increase in the quarterly cash dividend to $0.24 per share.
As of June 30, 2021 our liquidity approximates $840 million. Given the minimal capital needs of our business, the flexible cost infrastructure and the mitigation measures taken, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs. As of June 30, 2021, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance with no additional waivers or amendments required. As of June 30, 2021, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. During the amendment period as discussed above, the revolving credit facility was subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25% with the LIBOR rate subject to a 0.50% floor. The amendment period expired on April 1, 2021.
As of June 30, 2021, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $47 million liability as of June 30, 2021.
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
As of June 2021, our credit rating was Ba1 from Moody's Investors Service and BB from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
Cash provided by/(used in)
Operating activities	$180	$(40)	$220
Investing activities	(18)	(19)	1
Financing activities	(552)	630	(1,182)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$(390)	$570	$(960)

Net cash provided by operating activities increased $220 million compared to the prior-year period primarily due to higher cash generated from net income and favorable working capital as a result of the ongoing recovery in travel demand from COVID-19.
Net cash used in investing activities decreased $1 million compared to the prior-year period, primarily due to lower capital expenditures.
In the first half of 2021, we used $552 million of net cash in financing activities compared to generating $630 million of net cash in the first half of 2020, resulting in a reduction of $1,182 million in cash generated year-over-year. The largest contributor to this cash reduction is the absence of $734 million of revolving credit facility borrowings in March 2020 at the onset of the pandemic out of an abundance of caution and the use of $513 million of cash in April 2021 for the redemption of our 2026 senior notes. In addition, cash used in financing activities reflects the absence of stock repurchases in 2021 compared to $50 million in 2020.
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
During the six months ended June 30, 2021, we spent $17 million on capital expenditures, primarily related to information technology. During 2021, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the six months ended June 30, 2021, we spent $16 million, net of repayments on development advance notes. During 2021, we anticipate spending approximately $40 million on development advances. We may also provide other forms of financial support.
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
During the second quarter of 2021, we did not repurchase any stock. As of June 30, 2021, we had $191 million of remaining availability under our program.
Dividend policy

We declared cash dividends of $0.16 per share in the first and second quarters of 2021 ($30 million in aggregate), which reflects an increase of 100% when compared to the payments made during the second, third and fourth quarters of 2020 (post onset of the pandemic).

Due to the adverse impact on the global economy and travel demand resulting from COVID-19, our Board approved a reduction in the quarterly cash dividend from $0.32 per share to $0.08 per share, beginning with the dividend that was declared by the Board during the second quarter of 2020. On February 10, 2021, the Company announced the Board’s approval of an increase in the quarterly cash dividend to $0.16 per share and in July 2021, we announced the Board's approval of an additional increase in the quarterly cash dividend to $0.24 per share. The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including the impact of COVID-19 on travel demand, our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2021, our annualized first-lien leverage ratio was 2.2 times.
In April 2020, we completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until April 1, 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required.
The indenture, as supplemented, under which the senior notes due 2028 were issued, contains covenants that limit, among other things, our ability and that of certain of our subsidiaries to (i) create liens on certain assets; (ii) enter into sale and leaseback transactions; and (iii) merge, consolidate or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications.
As of June 30, 2021, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, prior to 2020 and the impacts of COVID-19, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher in the second half of the year. However, given the impact of COVID-19, the historical seasonality of our business was not relevant to 2020 operating results. Our second quarter was the most severely impacted and as such, we had higher revenues and cash flows in the third and fourth quarters. While we believe in many cases our select service hotels have performed more favorably than hotels in other chain scales, and are recovering more quickly as the pandemic abates, the ultimate timing of a full recovery remains uncertain. We believe during 2021 that our revenues will return to the historic seasonality of our business and that our cash provided by operating activities will be generated more consistently throughout the year. If there is a resurgence of COVID-19, our results of operations may be negatively impacted and we may be unable to predict when our operations will resume the normal hotel industry seasonality.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $456 million as of June 30, 2021. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2021. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2021, the absolute notional amount of our outstanding foreign exchange hedging instruments was $89 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $7 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of June 30, 2021, we had total net assets of $4 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2021, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. On March 17, 2020, the Company suspended its share repurchase activity and as a condition of the April 2020 amendment to its revolving credit agreement, the Company agreed to restrict repurchasing shares of its stock until the waiver amendment expired on April 1, 2021. There were no stock repurchases during the three months ended June 30, 2021.

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

WYNDHAM HOTELS & RESORTS, INC.

Date: July 29, 2021	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: July 29, 2021	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.