Form 10-Q
period 2021-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2021-10-28
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
93,177,853 shares of common stock outstanding as of September 30, 2021.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2021, the related condensed consolidated statements of income/(loss), comprehensive income/(loss), and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
October 28, 2021

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues
Royalties and franchise fees	$144	$96	$344	$250
Marketing, reservation and loyalty	149	99	353	288
Management and other fees	32	12	82	50
License and other fees	20	21	60	63
Other	32	27	92	79
Fee-related and other revenues	377	255	931	730
Cost reimbursements	86	82	242	274
Net revenues	463	337	1,173	1,004
Expenses
Marketing, reservation and loyalty	130	107	327	311
Operating	33	25	92	82
General and administrative	30	28	81	82
Cost reimbursements	86	82	242	274
Depreciation and amortization	23	24	70	73
Separation-related	—	—	3	1
Impairments, net	—	—	—	206
Restructuring	—	—	—	29
Transaction-related, net	—	—	—	13
Total expenses	302	266	815	1,071
Operating income/(loss)	161	71	358	(67)
Interest expense, net	22	29	73	83
Early extinguishment of debt	—	—	18	—
Income/(loss) before income taxes	139	42	267	(150)
Provision for/(benefit from) income taxes	36	15	72	(25)
Net income/(loss)	$103	$27	$195	$(125)

Earnings/(loss) per share
Basic	$1.10	$0.29	$2.09	$(1.34)
Diluted	1.09	0.29	2.08	(1.34)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$103	$27	$195	$(125)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1)	1	—	—
Unrealized gains/(losses) on cash flow hedges	4	4	22	(35)
Other comprehensive income/(loss), net of tax	3	5	22	(35)
Comprehensive income/(loss)	$106	$32	$217	$(160)

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$193	$493
Trade receivables, net	290	295
Prepaid expenses	45	45
Other current assets	65	67
Total current assets	593	900
Property and equipment, net	259	278
Goodwill	1,525	1,525
Trademarks, net	1,202	1,203
Franchise agreements and other intangibles, net	484	512
Other non-current assets	247	226
Total assets	$4,310	$4,644
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	32	28
Deferred revenues	79	71
Accrued expenses and other current liabilities	239	226
Total current liabilities	371	346
Long-term debt	2,067	2,576
Deferred income taxes	370	359
Deferred revenues	164	158
Other non-current liabilities	215	242
Total liabilities	3,187	3,681
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, authorized 600.0 shares, 101.2 and 100.8 issued and outstanding at September 30, 2021 and December 31, 2020	1	1
Treasury stock, at cost – 8.0 and 7.7 shares at September 30, 2021 and December 31, 2020	(436)	(408)
Additional paid-in capital	1,527	1,504
Retained earnings/(accumulated deficit)	61	(82)
Accumulated other comprehensive loss	(30)	(52)
Total stockholders’ equity	1,123	963
Total liabilities and stockholders’ equity	$4,310	$4,644

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income/(loss)	$195	$(125)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	70	73
Provision for doubtful accounts	15	32
Impairments, net	—	209
Deferred income taxes	4	(52)
Stock-based compensation	20	15
Loss on early extinguishment of debt	18	—
Net change in assets and liabilities:
Trade receivables	(10)	(64)
Prepaid expenses	—	6
Other current assets	(6)	6
Accounts payable, accrued expenses and other current liabilities	18	5
Deferred revenues	14	(43)
Payments of development advance notes, net	(25)	(11)
Other, net	14	6
Net cash provided by operating activities	327	57
Investing activities
Property and equipment additions	(23)	(23)
Repayments/(issuances) of loans, net	3	(1)
Other, net	(1)	—
Net cash used in investing activities	(21)	(24)
Financing activities
Proceeds from borrowings	45	1,244
Principal payments on long-term debt	(570)	(522)
Debt issuance costs	—	(10)
Dividends to shareholders	(53)	(45)
Repurchases of common stock	(26)	(50)
Net share settlement of incentive equity awards	(7)	(4)
Other, net	5	(4)
Net cash (used in)/provided by financing activities	(606)	609
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(300)	641
Cash, cash equivalents and restricted cash, beginning of period	493	94
Cash, cash equivalents and restricted cash, end of period	$193	$735
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	24	—	24
Other comprehensive income	—	—	—	—	—	14	14
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	5	—	—	5
Exercise of stock options	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of March 31, 2021	93	1	(408)	1,508	(72)	(38)	991
Net income	—	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	4	—	—	4
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Balance as of June 30, 2021	94	1	(408)	1,519	(19)	(33)	1,060
Net income	—	—	—	—	103	—	103
Other comprehensive income	—	—	—	—	—	3	3
Dividends	—	—	—	—	(23)	—	(23)
Repurchase of common stock	(1)	—	(27)	—	—	—	(27)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	8	—	—	8
Other	—	—	(1)	1	—	—	—
Balance as of September 30, 2021	93	$1	$(436)	$1,527	$61	$(30)	$1,123

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net income	—	—	—	—	22	—	22
Other comprehensive loss	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	4	—	—	4
Cumulative effect of change in accounting standard	—	—	—	—	(10)	—	(10)
Balance as of March 31, 2020	93	1	(408)	1,490	95	(66)	1,112
Net loss	—	—	—	—	(174)	—	(174)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	—	(8)	—	(8)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	6	—	—	6
Other	—	—	—	(1)	1	—	—
Balance as of June 30, 2020	93	1	(408)	1,493	(86)	(67)	933
Net income	—	—	—	—	27	—	27
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(7)	—	(7)
Change in deferred compensation	—	—	—	5	—	—	5
Balance as of September 30, 2020	93	$1	$(408)	$1,498	$(66)	$(62)	$963
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

2. NEW ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements
Simplifying the Accounting for Income Taxes. On December 18, 2019, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies the accounting standards for income taxes. The amendment clarifies and simplifies aspects of the accounting for income taxes to help promote consistent application of U.S. GAAP by eliminating certain exceptions to the general principles of ASC 740, Income Taxes. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance on January 1, 2021, as required. There was no material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures as a result of adopting this new standard.

3. REVENUE RECOGNITION
Deferred revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Deferred initial franchise fee revenues	$146	$136
Deferred loyalty program revenues	78	75
Deferred other revenues	19	18
Total	$243	$229

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

As a result of the negative impact that the coronavirus pandemic (“COVID-19”) had on travel demand in 2020, the Company’s assumptions related to redemptions, including estimated member redemption rate, member redemption pattern, and the estimated cost to satisfy such redemptions, changed. Accordingly, the Company recognized a $16 million cumulative adjustment, which resulted in an increase to loyalty revenues during the second quarter of 2020. Such increase is included within marketing, reservation and loyalty and other revenues on the Condensed Consolidated Statement of Income/(Loss) during the nine months ended September 30, 2020.
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

	10/1/2021 - 9/30/2022	10/1/2022 - 9/30/2023	10/1/2023 - 9/30/2024	Thereafter	Total
Initial franchise fee revenues	$22	$8	$7	$109	$146
Loyalty program revenues	46	22	8	2	78
Other revenues	11	1	1	6	19
Total	$79	$31	$16	$117	$243

Disaggregation of net revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Hotel Franchising
Royalties and franchise fees	$137	$91	$327	$234
Marketing, reservation and loyalty	149	99	353	287
License and other fees	20	21	60	63
Other	31	25	89	77
Total Hotel Franchising	337	236	829	661

Hotel Management
Royalties and franchise fees	7	5	17	16
Marketing, reservation and loyalty	—	—	—	1
Owned hotel revenues	23	5	57	29
Management fees	9	7	25	21
Cost reimbursements	86	82	242	274
Other	1	2	3	2
Total Hotel Management	126	101	344	343

Net revenues	$463	$337	$1,173	$1,004

Capitalized contract costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2021 and December 31, 2020, capitalized contract costs were $32 million and $33 million, respectively, of which $4 million and $7 million, respectively, was included in other current assets and $28 million and $26 million, respectively, was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings/(loss) per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$103	$27	$195	$(125)

Basic weighted average shares outstanding	93.6	93.3	93.5	93.4
Stock options and restricted stock units (“RSUs”) (a)	0.5	0.1	0.4	—
Diluted weighted average shares outstanding	94.1	93.4	93.9	93.4

Earnings/(loss) per share:
Basic	$1.10	$0.29	$2.09	$(1.34)
Diluted	1.09	0.29	2.08	(1.34)

Dividends:
Cash dividends declared per share	$0.24	$0.08	$0.56	$0.48
Aggregate dividends paid to shareholders	$23	$7	$53	$45
_____________________
(a)    Due to the anti-dilutive effect resulting from the reported net loss for the nine months ended September 30, 2020, 0.1 million of anti-dilutive shares were omitted from the calculation of weighted average shares outstanding for the period.

Stock repurchase program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2020	7.7	$408	$53.43
For the nine months ended September 30, 2021	0.4	27	73.13
As of September 30, 2021	8.0	$436	$54.35
_____________________
Note: Amounts may not add due to rounding.

The Company had $164 million of remaining availability under its program as of September 30, 2021.

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

The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the nine months ended:

	2021	2020
Balance as of January 1,	$72	$47
Cumulative effect of change in accounting standard	—	12
Provision for doubtful accounts	15	32
Bad debt write-offs	(8)	(17)
Balance as of September 30,	$79	$74

6. LONG-LIVED ASSETS
Property and equipment
As a result of the impact COVID-19 had on the Company’s results during 2020, the Company evaluated the recoverability of its net property and equipment associated with its two owned hotels for impairment in 2020 and believed that it was more likely than not that the carrying value of those assets were recoverable from future expected cash flows, on an undiscounted basis, from such assets. Due to the ongoing recovery of travel demand in 2021 and the favorable impact it had on the Company’s operations, the Company believes there were no events that would indicate that an impairment to such property and equipment may have occurred in the nine months ended September 30, 2021.
Although the Company believes that it is more likely than not that the carrying values of its net property and equipment for its two owned hotels are not impaired, the impact of COVID-19 and the ultimate duration remains uncertain. Should there be a resurgence of the virus which results in new government restrictions and slows the ongoing recovery from the effects of the pandemic, the Company’s results of operations may be negatively impacted and the property and equipment associated with its owned hotels may be exposed to impairment.
Property and equipment, net as of September 30, 2021 and December 31, 2020 was $259 million and $278 million, respectively.
Intangible assets
Goodwill

The Company evaluates the carrying value of its goodwill in each of its reporting units (i) hotel franchising, (ii) hotel management and (iii) owned hotels, compared to their respective estimated fair values on an annual basis during the fourth quarter of every year, or more frequently if circumstances indicate that the fair value of goodwill may be impaired, to the reporting units’ carrying values as required by guidance. As a result of the impact COVID-19 had on the Company’s results during 2020, the Company performed multiple qualitative assessments on its goodwill throughout 2020, a quantitative assessment in the second quarter of 2020 and its annual quantitative assessment as of October 1, 2020. With the exception of the assessment performed in the second quarter of 2020, the Company determined that it was more likely than not that the fair value of its reporting units continued to substantially exceed their carrying values. In connection with the Company’s assessment in the second quarter of 2020, the Company incurred a $14 million charge in the second quarter of 2020 to fully write-down the goodwill balance for its owned hotel reporting unit. Such charge was reported within impairments, net on the Condensed Consolidated Statement of Income/(Loss) and was charged to the hotel management segment.

The Company believes there were no events that would indicate that an impairment may have occurred to its goodwill for its hotel franchising or hotel management reporting units in the nine months ended September 30, 2021.

Other Intangibles

As a result of the impact COVID-19 had on the Company’s results, during 2020 the Company performed multiple assessments on the carrying value of each of its other indefinite-lived intangible assets compared to their respective estimated fair values in addition to its annual assessment as of October 1, 2020. With the exception of the assessment performed in the second quarter of 2020, the Company determined that it was more likely than not that the fair value of its other indefinite-lived intangible assets continued to substantially exceed their carrying values. During the second quarter of 2020, the Company determined through such assessment that certain of its trademarks were impaired. Accordingly, the Company recorded impairment charges of $191 million to reduce the carrying value of those trademarks to their estimated fair values. Such charges were reported within impairments, net on the Condensed Consolidated Statement of Income/(Loss) and were charged to the hotel franchising segment. Additionally, the Company performed quarterly qualitative assessments of its other indefinite-lived intangible assets during 2021 and determined through such assessments, that it was more likely than not that the fair value of such indefinite-lived intangible assets were in excess of their carrying values.
During 2020, the Company also performed multiple assessments on the recoverability of each of its definite-lived intangible assets to determine if circumstances indicated that impairment may have occurred. The Company believes there were no events that would indicate that an impairment may have occurred to its franchise agreements or management contracts in the nine months ended September 30, 2021.
The Company does not anticipate the pandemic to further materially impact the results from operations, however should there be a resurgence of the virus which results in new government restrictions and slows the ongoing recovery from the effects of the pandemic, the Company’s results of operations may be negatively impacted and its intangible assets within its hotel franchising and hotel management reporting units may be exposed to future impairments. To the extent estimated market-based valuation multiples and/or discounted cash flows are revised downward, the Company may be required to write-down all or a portion of its remaining goodwill, trademarks, franchise agreements and management contracts, which would adversely impact earnings.
Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$14	$1,525	$1,539	$14	$1,525

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,201			$1,202

Amortized intangible assets:
Franchise agreements	$895	$507	$388	$895	$487	$408
Management agreements	136	40	96	136	33	103
Trademarks	2	1	1	2	1	1
Other	1	1	—	1	—	1
	$1,034	$549	$485	$1,034	$521	$513
The following table details impairment charges related to intangible assets recorded in the second quarter of 2020:

Intangible Asset	Book Value	Impairment Charges	Adjusted Fair Value
Owned hotel reporting unit goodwill	$14	$(14)	$—
La Quinta trademark	710	(155)	555
Other trademarks (a)	103	(36)	67
Total	$827	$(205)	$622
_____________________
(a)    Represents the impairments of three of the Company’s trademarks.

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income/(Loss) include initial franchise fees of $4 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $11 million and $13 million for the nine months ended September 30, 2021 and 2020, respectively.

In accordance with its franchise agreements, the Company is generally contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	September 30, 2021	December 31, 2020
Other non-current assets	$107	$92

Condensed Consolidated Statements of Income/(Loss):	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Forgiveness of notes (a)	$3	$2	$7	$7
Bad debt expense related to notes	—	—	1	1
______________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2021	2020
Payments of development advance notes	$(26)	$(11)
Proceeds from development advance notes	1	—
Payments of development advance notes, net	$(25)	$(11)

8. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with Wyndham Worldwide (“former Parent”). The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2014.
The Company made cash income tax payments, net of refunds, of $49 million and received income tax refunds, net of payments, of $17 million for the nine months ended September 30, 2021 and 2020, respectively.
The Company’s effective tax rates were 25.9% and 35.7% tax provision on pre-tax income during the three months ended September 30, 2021 and 2020, respectively. The decrease was primarily due to the impact COVID-19 had in 2020 on the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate.
The Company’s effective tax rates were a 27.0% tax provision on pre-tax income and a 16.7% tax benefit on pre-tax loss during the nine months ended September 30, 2021 and 2020, respectively. The change was primarily related to goodwill impairment charges that are nondeductible for tax purposes in 2020 and the absence in 2021 of nonrecurring foreign and state tax benefits.
La Quinta Holdings, Inc. (“LQ”) and then affiliated entities in existence prior to their acquisition by the Company are currently under audit by the Internal Revenue Service (“IRS”) for tax years ended December 31, 2010 to December 31, 2016.

The IRS has proposed adjustments for tax years 2010 to 2013 relating to entities that remain with CorePoint Lodging, Inc. (“CorePoint”). CorePoint has responded to the IRS, disagreeing with their proposed adjustments, and the matter was transferred to the IRS Appeals office. These proposed adjustments to the tax returns filed for these CorePoint entities, if the IRS prevails, could result in a material impact on the Company as a result of a reduction to tax attributes utilized in tax years 2014 to 2016. As part of the LQ acquisition, CorePoint has agreed to indemnify the Company for any obligations and expenses arising from any adjustments made in connection with tax years 2010 to 2013 IRS audits, including any amounts owed by LQ with respect to subsequent taxable years as a result of the disallowance of net operating losses or other tax attributes and any legal defense and accounting expenses that arise. The Company currently has not recorded a liability for tax, penalty, or interest related to the proposed adjustments as CorePoint has concluded that the positions reported on their tax returns under audit by the IRS are more-likely-than-not to be sustained based on their technical merits.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2021		December 31, 2020
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$—		$—
Term loan (due May 2025)	1,544	3.10%	1,554	3.18%
5.375% senior unsecured notes (due April 2026)	—		496	5.38%
4.375% senior unsecured notes (due August 2028)	492	4.38%	492	4.38%
Finance leases	52	4.50%	55	4.50%
Total long-term debt	2,088		2,597
Less: Current portion of long-term debt	21		21
Long-term debt	$2,067		$2,576
______________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $15 million and $22 million as of September 30, 2021 and December 31, 2020, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.

Maturities and capacity
The Company’s outstanding debt as of September 30, 2021 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	21
Between 2 and 3 years	22
Between 3 and 4 years	1,502
Between 4 and 5 years	7
Thereafter	515
Total	$2,088
As of September 30, 2021, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	15
Available capacity	$735

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
Deferred debt issuance costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million and $4 million as of September 30, 2021 and December 31, 2020, respectively.
Cash flow hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. The pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.52% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 1.09%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was a liability of $42 million and $71 million as of September 30, 2021 and December 31, 2020, respectively, which was included within other non-current liabilities on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income/(Loss) was $7 million of expense in each of the three months ended September 30, 2021 and 2020 and $19 million and $15 million of expense for the nine months ended September 30, 2021 and 2020, respectively.
There was no hedging ineffectiveness recognized in the nine months ended September 30, 2021 or 2020. The Company expects to reclassify approximately $23 million of losses from accumulated other comprehensive income (“AOCI”) (loss) to interest expense during the next 12 months.
Interest expense, net
The Company incurred net interest expense of $22 million and $29 million for the three months ended September 30, 2021 and 2020, respectively, and $73 million and $83 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid related to such interest was $81 million and $71 million for the nine months ended September 30, 2021 and 2020, respectively.

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
Level 3: Unobservable inputs used when little or no market data is available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input (closest to Level 3) that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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

	September 30, 2021
	Carrying Amount	Estimated Fair Value
Debt	$2,088	$2,116

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
Foreign currency risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, British Pound, Brazilian Real and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains recognized in income from freestanding foreign currency exchange contracts were not material during the three months ended September 30, 2021 and were $2 million during the same period in 2020. The Company recognized gains of $1 million and immaterial losses during the nine months ended September 30, 2021 and 2020, respectively. Such gains or losses are included in operating expenses in the Condensed Consolidated Statements of Income/(Loss).
The Company accounts for Argentina as a highly inflationary economy. Foreign currency exchange losses related to Argentina were not material and $1 million during the three months ended September 30, 2021 and 2020, respectively. Foreign currency exchange losses related to Argentina were $1 million and $2 million during the nine months ended September 30, 2021 and 2020, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income/(Loss).
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

11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters generally are in the discovery stages at this time. As of September 30, 2021, the Company is aware of approximately 40 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these pending matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $5 million and $4 million as of September 30, 2021 and December 31, 2020, respectively. The Company also had receivables of $3 million as of September 30, 2021 and immaterial receivables as of December 31, 2020, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $11 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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
As a result of COVID-19, on June 30, 2020, the Company provided notice of termination of its one remaining hotel performance guarantee pursuant to a force majeure provision in the hotel-management agreement. The notice provides for termination of the management agreement as of the 90th day following the notice date. Such termination has not yet occurred as the hotel’s owner and the Company are engaged in alternate dispute resolution. As a result of the Company’s notice of termination of the management agreement, the Company’s receivable of $4 million became fully impaired as of June 30, 2020 with the charge recorded within impairments, net on the Condensed Consolidated Statements of Income/(Loss). As of September 30, 2021, the Company had no other hotel-management guarantee contracts.
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

12. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2021, 5.3 million shares remained available.
Incentive equity awards granted by the Company
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2021 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2020	0.9		$54.15	0.2		$52.93
Granted (a)	0.7		65.60	0.1		65.21
Vested	(0.3)		54.77	—		—
Canceled	(0.1)		57.04	—		—
Balance as of September 30, 2021	1.2	(b)	$60.24	0.3	(c)	$57.51
______________________
(a)Represents awards granted by the Company primarily in February 2021.
(b)RSUs outstanding as of September 30, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $57 million, which is expected to be recognized over a weighted average period of 2.7 years.
(c)PSUs outstanding as of September 30, 2021 are expected to vest over time and have an aggregate maximum potential unrecognized compensation expense of $14 million, which may be recognized over a weighted average period of 1.5 years based on attainment of targets.
The activity related to stock options granted by the Company for the nine months ended September 30, 2021 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	1.4		$55.57
Granted	0.1		65.21
Exercised	(0.1)		55.99
Canceled	(0.1)		55.26
Outstanding as of September 30, 2021	1.3		$56.12	4.8	$27
Unvested as of September 30, 2021	0.7	(a)	$55.47	5.0	$15
Exercisable as of September 30, 2021	0.6		$56.85	4.5	$12
______________________
(a)Unvested options as of September 30, 2021 are expected to vest over time and have an aggregate unrecognized compensation expense of $6 million, which will be recognized over a weighted average period of 2.1 years.

The fair value of stock options granted by the Company are estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. Expected volatility is based on both historical and implied volatilities of the stock for both Wyndham Hotels and comparable companies over the estimated expected life of the options. The expected life represents the period of time the options are expected to be outstanding. The risk-free interest rate is based on yields on U.S. Treasury strips with a maturity similar to the estimated expected life of the options. The projected dividend yield was based on the Company’s anticipated annual dividend divided by the price of the Company’s stock on the date of the grant.

	2021	2020
Grant date fair value	$19.58	$8.59
Grant date strike price	$65.21	$53.40
Expected volatility	40.18%	24.30%
Expected life	4.25 years	4.25 years
Risk-free interest rate	0.40%	1.21%
Projected dividend yield	0.98%	2.40%
Stock-based compensation expense
Stock-based compensation expense was $7 million and $5 million for the three months ended September 30, 2021 and 2020, respectively. Further, stock-based compensation expense was $20 million and $15 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2020, $1 million was recorded within restructuring costs on the Condensed Consolidated Statements of Income/(Loss).

13. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, the Company modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how the Company’s chief operating decision maker reviews operating performance beginning in 2021. The Company has applied the modified definition of adjusted EBITDA to all periods presented.

	Three Months Ended September 30,
	2021		2020
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA (a)
Hotel Franchising	$337	$193	$236	$119
Hotel Management	126	16	101	2
Total Reportable Segments	463	209	337	121
Corporate and Other	—	(15)	—	(18)
Total Company	$463	$194	$337	$103
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020 (a)
Net income	$103	$27
Provision for income taxes	36	15
Depreciation and amortization	23	24
Interest expense, net	22	29
Stock-based compensation expense	7	5
Development advance notes amortization	3	2
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$194	$103
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

	Nine Months Ended September 30,
	2021		2020
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA (a)
Hotel Franchising	$829	$464	$661	$315
Hotel Management	344	38	343	14
Total Reportable Segments	1,173	502	1,004	329
Corporate and Other	—	(43)	—	(51)
Total Company	$1,173	$459	$1,004	$278
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

The table below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Nine Months Ended September 30,
	2021	2020 (a)
Net income/(loss)	$195	$(125)
Provision for/(benefit from) income taxes	72	(25)
Depreciation and amortization	70	73
Interest expense, net	73	83
Early extinguishment of debt	18	—
Stock-based compensation expense	20	14
Development advance notes amortization	7	7
Separation-related expenses	3	1
Impairments, net	—	206
Restructuring costs	—	29
Transaction-related expenses, net	—	13
Foreign currency impact of highly inflationary countries	1	2
Adjusted EBITDA	$459	$278
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

14. OTHER EXPENSES AND CHARGES
Separation-related
Separation-related expenses associated with the Company’s spin-off from Wyndham Worldwide were not material for the three months ended September 30, 2021 and September 30, 2020. For the nine months ended September 30, 2021 and 2020, the Company incurred separation-related charges associated with its spin-off of $3 million and $1 million, respectively.

Restructuring
The Company incurred $29 million of charges during the nine months ended September 30, 2020 related to three restructuring initiatives implemented in response to COVID-19. The first quarter of 2020 plan resulted in a reduction of 262 employees for a charge of $13 million. The Company initiated another plan in the second quarter of 2020 to further reduce headcount by 180 employees and to consolidate its corporate facilities, resulting in a charge of $16 million. During the third quarter of 2020, the Company initiated another restructuring plan to further reduce headcount by 186 full and part-time employees, primarily at the Company’s owned hotels, resulting in a charge of less than $1 million. In addition, during the fourth quarter of 2019, the Company had implemented restructuring initiatives, primarily focused on enhancing its organizational efficiency and rationalizing its operations. Below is the activity for the nine months ended September 30, 2020 relating to restructuring activities by plan:

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

The Company did not incur restructuring charges during the three or nine months ended September 30, 2021. Below is the activity for the nine months ended September 30, 2021 relating to all three of the Company’s restructuring plans implemented in 2020:

		2021 Activity
	Liability as of December 31, 2020	Cash Payments	Liability as of September 30, 2021
Personnel-related	$7	$(6)	$1
Facility-related	3	(2)	1
Total accrued restructuring	$10	$(8)	$2

The remaining liability of $2 million as of September 30, 2021 is expected to be primarily paid by the end of 2021.
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

Transaction-related, net
Transaction-related expenses incurred by the Company were not material during the three months ended September 30, 2020 and $13 million during the nine months ended September 30, 2020. These expenses were primarily related to integration activities for the acquisition of La Quinta. There were no transaction-related expenses incurred in the three or nine months ended September 30, 2021.

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
In connection with the Company’s license, development and non-competition agreement, the Company recorded revenues from former Parent in the amount of $16 million each for the three months ended September 30, 2021 and 2020 and $49 million for both the nine months ended September 30, 2021 and 2020. Further, the Company recorded revenues of $3 million each for the three months ended September 30, 2021 and 2020 and $7 million and $10 million, respectively, for the nine months ended September 30, 2021 and 2020 for activities associated with the Wyndham Rewards program. The Company also recorded revenues from a former affiliate for license fees of $1 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $4 million each for the nine months ended September 30, 2021 and 2020. Such fees are recorded within license and other fees on the Condensed Consolidated Statements of Income/(Loss).
Transfer of former Parent liabilities and issuances of guarantees to former Parent and affiliates
Upon the distribution of the Company’s common stock to former Parent shareholders, the Company entered into certain guarantee commitments with former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $18 million as of September 30, 2021 and December 31, 2020, which were included within other non-current liabilities on its Condensed Consolidated Balance Sheets. The Company also had a $4 million and $3 million liability due to former Parent which was included within accrued expenses and other current liabilities on its Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company had $2 million and $4 million of receivables due from former Parent as of September 30, 2021 and December 31, 2020, respectively, which were included within current assets on its Condensed Consolidated Balance Sheets.
Wyndham Worldwide’s sale of its European Vacation Rentals business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. During 2019, the Buyer notified former Parent of certain proposed post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. On October 22, 2021, former Parent entered into a letter of intent to settle the post-closing adjustment claims which will be split one-third and two-thirds between the Company and former Parent, respectively. Such settlement amount is immaterial to the Company.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	14	14
Balance as of March 31, 2021	2	(40)	(38)
Period change	1	4	5
Balance as of June 30, 2021	3	(36)	(33)
Period change	(1)	4	3
Balance as of September 30, 2021	$2	$(32)	$(30)

Net of Tax
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	(3)	(36)	(39)
Balance as of March 31, 2020	(4)	(62)	(66)
Period change	1	(2)	(1)
Balance as of June 30, 2020	(3)	(64)	(67)
Period change	1	4	5
Balance as of September 30, 2020	$(2)	$(60)	$(62)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These statements include, but are not limited to, statements related to our expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources, share repurchases and dividends and other non-historical statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Wyndham Hotels to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

and the Company’s ability to make or pay dividends, plans for and timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and subsequent reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.
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
COVID-19
During 2020, the hotel industry experienced a sharp decline in travel demand due to COVID-19 and the related government preventative and protective actions to slow the spread of the virus, including travel restrictions. We and the entire industry experienced significant revenue losses in 2020 as a result of steep RevPAR declines. Yet, the impact on our business was mitigated by characteristics unique to our business model. With approximately 70% of bookings at our hotels being leisure-oriented, our hotel owners were more insulated from the rapid fall off of corporate transient and group bookings. In fact, less than 5% of our bookings come from this segment. Outside of leisure, our business customers are substantially comprised of truckers, contractors, construction workers, utility crews and others whose office is the road and do not have the ability to conduct their work remotely. These customers have provided a steady state of business for the majority of our hotel owners and, in fact, we have grown revenue from this customer set by 8% in the third quarter of 2021 versus pre-pandemic levels in the third quarter of 2019 levels. In addition, nearly 90% of hotels within our U.S. system are located along highways and in suburban and small metro areas, on the way to or near outdoor destinations such as national parks and beach communities. Our hotels are in locations that travelers felt safe visiting and we invested in sales and marketing efforts to reach travel seekers and instill confidence that our hotels were clean, safe and welcoming guests. Finally, over 95% of our U.S. business is originated domestically.
As a result, our platform was naturally set up to capture returning demand throughout the pandemic and the recovery. Our economy and midscale brands in the U.S. have outperformed the industry’s higher-end chain scales consistently since the onset of the pandemic and are now leading the industry’s recovery with RevPAR in the third quarter well in excess of 2019 levels.

Internationally, which drives less than 15% of our royalty revenues, recovery trails the U.S. due to a heavier business mix and a heavier reliance on inbound travel from the U.S. and China. However, we have experienced significant improvement over the last few quarters and international RevPAR has recovered to 75% of its pre-pandemic levels during the third quarter compared to 56% in the second quarter and 55% in the first quarter of this year.
The Company does not anticipate the pandemic to further materially impact the results from operations, however should there be a resurgence of COVID-19, our results of operations may be negatively impacted and certain intangible assets, such as our trademarks, and our franchised and managed goodwill may be exposed to impairments. For further discussion on the effect of COVID-19 on our financial condition and liquidity, see the section below Financial Condition, Liquidity and Capital Resources.

OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2021 and 2020. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2021	2020	% Change
Rooms
United States	486,800	497,700	(2%)
International	315,800	306,300	3%
Total rooms	802,600	804,000	—%

	Three Months Ended September 30,
	2021	2020	% Change
RevPAR
United States	$57.73	$36.31	59%
International (a)	27.15	17.72	53%
Global RevPAR (a)	45.80	29.23	57%

	Nine Months Ended September 30,
	2021	2020	% Change
RevPAR
United States	$45.64	$30.99	47%
International (b)	20.66	14.69	41%
Global RevPAR (b)	35.94	24.73	45%
______________________
(a)Excluding currency effects, international RevPAR increased 49% and global RevPAR increased 56%.
(b)Excluding currency effects, international RevPAR increased 34% and global RevPAR increased 44%.

Rooms as of September 30, 2021 remained consistent with the prior year.
Global RevPAR for the three months ended September 30, 2021 increased 57% to $45.80 compared to the prior year due to the ongoing recovery in travel demand. Global and international RevPAR began to lap the onset of the COVID-19 pandemic in January 2021 while the U.S. began to lap its onset in March 2021. As such, comparisons to 2019 may be more meaningful when evaluating trends as such highlight the impact of COVID-19 from pre-pandemic levels. On this basis, U.S RevPAR exceeded 2019 levels by 7% while global RevPAR recovered to 97% of 2019 levels and international RevPAR declined 25%. The 7% increase in the U.S. compares to a 5% decline in the second quarter of 2021. Importantly, RevPAR for our economy brands exceeded 2019 levels by 14% in the third quarter representing improved rates. The 25% international decline demonstrates strong sequential progress from a 44% decline in second quarter led by growth in regions where travel restrictions abated such as Canada, which improved 32 points to a 17% decline, and EMEA, which improved 43 points to a 25% decline, partially offset by a 10 point sequential decrease in China to a 17% decline, where temporary travel restrictions were reimposed due to local COVID outbreaks in August and September.

THREE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE MONTHS ENDED SEPTEMBER 30, 2020

	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenues
Fee-related and other revenues	$377	$255	$122	48%
Cost reimbursement revenues	86	82	4	5%
Net revenues	463	337	126	37%
Expenses
Marketing, reservation and loyalty expense	130	107	23	21%
Cost reimbursement expense	86	82	4	5%
Other expenses	86	77	9	12%
Total expenses	302	266	36	14%
Operating income	161	71	90	127%
Interest expense, net	22	29	(7)	(24%)
Income before income taxes	139	42	97	231%
Provision for income taxes	36	15	21	140%
Net income	$103	$27	$76	281%

Net revenues for the three months ended September 30, 2021 increased $126 million, or 37%, compared to the prior-year period, primarily driven by:
•$48 million of higher royalty and franchise fees primarily due to the ongoing recovery of travel demand and its impact on RevPAR;
•$50 million of higher marketing, reservation and loyalty fees, primarily reflecting the RevPAR increase;
•$20 million of higher management and other fees primarily. also reflecting the RevPAR increase; and
•$4 million of higher cost-reimbursement revenues in our hotel management business primarily due to ramping staff in response to the ongoing recovery of travel demand.
Total expenses for the three months ended September 30, 2021 increased $36 million, or 14%, compared to the prior-year period, primarily driven by:
•    $23 million of higher marketing, reservation and loyalty expenses primarily due to ongoing recovery of travel demand; and
•$8 million of higher operating expenses, primarily associated with the recovery of travel demand at our owned hotels.
Interest expense, net for the three months ended September 30, 2021 decreased $7 million, or 24%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021.
Our effective tax rates were 25.9% and 35.7% tax provision on pre-tax income during the three months ended September 30, 2021 and 2020, respectively. The decrease was primarily due to the impact COVID-19 had in 2020 on the mix of earnings and losses between the U.S. and foreign jurisdictions in which we operate that have different tax rates from the U.S. statutory rate.

As a result of these items, net income for the three months ended September 30, 2021, increased $76 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2021	2020 (a)
Net income	$103	$27
Provision for income taxes	36	15
Depreciation and amortization	23	24
Interest expense, net	22	29
Stock-based compensation expense	7	5
Development advance notes amortization	3	2
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$194	$103
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

	Net Revenues			Adjusted EBITDA
	2021	2020	% Change	2021	2020 (a)	% Change
Hotel Franchising	$337	$236	43%	$193	$119	62%
Hotel Management	126	101	25%	16	2	700%
Corporate and Other	—	—	n/a	(15)	(18)	17%
Total Company	$463	$337	37%	$194	$103	88%
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Hotel Franchising

	Three Months Ended September 30,
	2021	2020	% Change
Total rooms	758,600	748,200	1%
Global RevPAR (a)	$44.67	$28.83	55%
______________________
(a)    Excluding currency effects, global RevPAR increased 54%.
Rooms increased 1% from the prior year period primarily due to higher international openings.
Global RevPAR increased 55% from the prior year period primarily due to a 56% increase in U.S. RevPAR.
Net revenues increased $101 million, or 43%, compared to the third quarter of 2020, primarily driven by the ongoing recovery of travel demand and its impact on global RevPAR which resulted in:
•$46 million of higher royalty and franchise fees; and
•$50 million of higher marketing, reservation and loyalty revenues.
Adjusted EBITDA increased $74 million, or 62%, compared to the third quarter of 2020, primarily driven by higher royalty and franchise fees discussed above and a $29 million timing benefit in connection with our marketing, reservation and loyalty funds.

Hotel Management

	Three Months Ended September 30,
	2021	2020	% Change
Total rooms	44,000	55,800	(21%)
Global RevPAR (a)	$64.63	$34.34	88%
______________________
(a)    Excluding currency effects, global RevPAR increased 87%.
Rooms declined 21% from the prior year period, driven by CorePoint Lodging asset sales.
Global RevPAR increased 88% from the prior year period primarily due to a 100% increase in U.S. RevPAR.
Net revenues increased $25 million, or 25%, compared to the prior-year period, primarily driven by:
•$18 million of higher owned hotel revenues due to ongoing recovery of travel demand;
•$4 million of higher cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA; and
•$4 million of higher management fees and royalties and franchise fees primarily due to the increase global RevPAR.
Adjusted EBITDA increased $14 million, compared to the prior-year period primarily driven by the revenue increases discussed above (excluding cost reimbursements), partially offset by $7 million of higher volume-related expenses primarily associated with the recovery of travel demand at our owned hotels.
Corporate and Other
Adjusted EBITDA was favorable by $3 million compared to the prior-year period, primarily due to lower general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenues
Fee-related and other revenues	$931	$730	$201	28%
Cost reimbursement revenues	242	274	(32)	(12%)
Net revenues	1,173	1,004	169	17%
Expenses
Marketing, reservation and loyalty expense	327	311	16	5%
Cost reimbursement expense	242	274	(32)	(12%)
Other expenses	246	486	(240)	(49%)
Total expenses	815	1,071	(256)	(24%)
Operating income/(loss)	358	(67)	425	n/a
Interest expense, net	73	83	(10)	(12%)
Early extinguishment of debt	18	—	18	n/a
Income/(loss) before income taxes	267	(150)	417	n/a
Provision for/(benefit from) income taxes	72	(25)	97	n/a
Net income/(loss)	$195	$(125)	$320	n/a

Net revenues for the nine months ended September 30, 2021 increased $169 million, or 17%, compared to the prior-year period, primarily driven by:
•$94 million of higher royalty and franchise fees primarily reflecting a 45% increase in global RevPAR due to the ongoing recovery in travel demand;
•$65 million of higher marketing, reservation and loyalty fees primarily due to the RevPAR increase; and
•$32 million of higher management and other fees due to the ongoing recovery in travel demand; partially offset by

•$32 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales.
Total expenses for the nine months ended September 30, 2021 decreased $256 million, or 24%, compared to the prior-year period, primarily driven by:
•    a $206 million decrease in impairment charges due to the absence of impairments in 2021;
•$32 million of lower cost reimbursement expenses as discussed above;
•$29 million of lower restructuring charges; and
•$13 million of lower transaction-related expenses; partially offset by
•$16 million of higher marketing, reservation and loyalty expenses primarily due to the ongoing recovery of travel demand.
Interest expense, net for the nine months ended September 30, 2021 decreased $10 million, or 12%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021.
Early extinguishment of debt was $18 million in the nine months ended September 30, 2021 as a result of the redemption of our $500 million notes.
Our effective tax rates were a 27.0% tax provision on pre-tax income and a 16.7% tax benefit on pre-tax loss during the nine months ended September 30, 2021 and 2020, respectively. The change was primarily related to goodwill impairment charges that are nondeductible for tax purposes in 2020 and the absence in 2021 of nonrecurring foreign and state tax benefits.
As a result of these items, net income for the nine months ended September 30, 2021 increased $320 million compared to the prior-year period.
The table below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Nine Months Ended September 30,
	2021	2020 (a)
Net income/(loss)	$195	$(125)
Provision for/(benefit from) income taxes	72	(25)
Depreciation and amortization	70	73
Interest expense, net	73	83
Early extinguishment of debt	18	—
Stock-based compensation expense	20	14
Development advance notes amortization	7	7
Separation-related expenses	3	1
Impairments, net	—	206
Restructuring costs	—	29
Transaction-related expenses, net	—	13
Foreign currency impact of highly inflationary countries	1	2
Adjusted EBITDA	$459	$278
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.
Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2021 compared to September 30, 2020:

	Net Revenues			Adjusted EBITDA
	2021	2020	% Change	2021	2020 (a)	% Change
Hotel Franchising	$829	$661	25%	$464	$315	47%
Hotel Management	344	343	—%	38	14	171%
Corporate and Other	—	—	n/a	(43)	(51)	16%
Total Company	$1,173	$1,004	17%	$459	$278	65%
______________________
(a)Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Hotel Franchising

	Nine Months Ended September 30,
	2021	2020	% Change
Total rooms	758,600	748,200	1%
Global RevPAR (a)	$34.88	$23.92	46%
______________________
(a)    Excluding currency effects, global RevPAR increased 44%.
Global RevPAR increased 46% from the prior year period primarily due to a 47% increase in U.S. RevPAR.
Net revenues for the nine months ended September 30, 2021 increased $168 million, or 25%, compared to the prior-year period, primarily driven by the ongoing recovery of travel demand and its impact on global RevPAR which resulted in:
•$93 million of higher royalty and franchise fees;
•$66 million of higher marketing, reservation and loyalty revenues; and
•$12 million of higher other revenues.
Adjusted EBITDA for the nine months ended September 30, 2021 increased $149 million, or 47%, compared to the prior-year period, primarily driven by higher royalty and franchise fees discussed above and a $54 million timing benefit in connection with our marketing, reservation and loyalty funds.
Hotel Management

	Nine Months Ended September 30,
	2021	2020	% Change
Total rooms	44,000	55,800	(21%)
Global RevPAR (a)	$52.67	$35.20	50%
______________________
(a)    Excluding currency effects, global RevPAR increased 49%.
Global RevPAR increased 50% from the prior year period primarily due to a 59% increase in U.S. RevPAR and a 28% increase in international RevPAR.
Net revenues for the nine months ended September 30, 2021 increased $1 million compared to the prior-year period, primarily driven by:
•$28 million of higher owned hotel revenues due to ongoing recovery of travel demand;
•$5 million of higher management fees and royalties and franchise fees due to ongoing recovery of travel demand; partially offset by
•$32 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA.
Adjusted EBITDA for the nine months ended September 30, 2021 increased $24 million, or 171%, compared to the prior-year period, primarily driven by the higher owned hotel revenues discussed above, partially offset by higher volume-related expenses principally related to our owned hotels.
Corporate and Other
Adjusted EBITDA for the nine months ended September 30, 2021 was favorable by $8 million compared to the prior-year period primarily due to lower general and administrative costs.

DEVELOPMENT
We awarded 151 new contracts in the third quarter of both 2021 and 2020. The 151 new contracts in the third quarter of 2021 was 3% higher than 2019. On September 30, 2021, our global development pipeline consisted of over 1,450 hotels and approximately 193,000 rooms. The pipeline grew 440 basis points year-over-year and 120 basis points sequentially, including 90 basis points domestically and 140 basis points internationally. Approximately 65% of our development pipeline is international and 76% is new construction, of which approximately 34% has broken ground.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial condition

	September 30, 2021	December 31, 2020	Change
Total assets	$4,310	$4,644	$(334)
Total liabilities	3,187	3,681	(494)
Total stockholders’ equity	1,123	963	160

Total assets decreased $334 million from December 31, 2020 to September 30, 2021 primarily due to a reduction in cash as a result of the redemption of our $500 million 2026 senior notes, partially offset by cash generated from operations year-to-date. Total liabilities decreased $494 million from December 31, 2020 to September 30, 2021 primarily due to the redemption of our senior notes (discussed above). Total equity increased $160 million from December 31, 2020 to September 30, 2021 primarily due to our net income for the period, partially offset by $53 million of dividends and $27 million of stock repurchases.
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
•In July 2021, we increased our quarterly cash dividend by $0.08 to $0.24 per share;
•In August 2021, we resumed our share repurchase program; and
•In October 2021, our Board authorized a 33% increase in the quarterly cash dividend to the pre-pandemic level of $0.32 per share, beginning with the dividend expected to be declared in fourth quarter 2021.
As of September 30, 2021, our liquidity approximates $930 million. Given the minimal capital needs of our business, the flexible cost infrastructure and the mitigation measures taken, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs. As of September 30, 2021, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance with no additional waivers or amendments required. As of September 30, 2021, we had a term loan with an aggregate principal amount of $1.6 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $15 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%.
Our revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. During the amendment period as discussed above, the revolving credit facility was subject to an interest rate per annum equal to, at our option, either a base rate plus a margin of 1.25% or LIBOR plus a margin of 2.25% with the LIBOR rate subject to a 0.50% floor. The amendment period expired on April 1, 2021.
As of September 30, 2021, $1.1 billion of our $1.6 billion term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging of our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $42 million liability as of September 30, 2021.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates in the event that U.S. dollar LIBOR ceases to exist after June 2023. Our credit facility, which includes our revolving credit facility and term loan, gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto. The International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though the Company’s existing swaps will continue to reference LIBOR for the foreseeable future.
As of September 2021, our credit rating was Ba1 from Moody’s Investors Service and increased from BB to BB+ from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
Cash provided by/(used in)
Operating activities	$327	$57	$270
Investing activities	(21)	(24)	3
Financing activities	(606)	609	(1,215)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$(300)	$641	$(941)

Net cash provided by operating activities increased $270 million compared to the prior-year period primarily due to the ongoing recovery in travel demand and related RevPAR growth as well as favorable collections experience and working capital management, partially offset by $14 million of higher payments for development advance notes.
Net cash used in investing activities decreased $3 million compared to the prior-year period, primarily due to repayments of loans.
During the nine months ended September 30, 2021, we used $606 million of net cash in financing activities compared to generating $609 million of net cash during the nine months ended September 30, 2020, resulting in a reduction of $1,215 million in cash generated year-over-year from financing activities. This change reflects borrowing activities in 2020 in connection with the pandemic and repayment activities in 2021 as COVID-19 uncertainties were resolved. Specifically, in 2020, we issued $500 million of 4.375% senior unsecured notes and borrowed a net $234 million of funds from our revolving credit facility; while in 2021, we redeemed $500 million of higher-cost, nearer maturity debt effectively replacing it with the August 2020 issuance of lower-cost, longer maturity debt.

Capital deployment
Our first priority is to invest in the business. This includes deploying capital to attract high quality assets into our system, investing in select technology improvements across our business that further our strategic objectives and competitive position, business acquisitions that are accretive and strategically enhancing to our business, and/or other strategic initiatives. We also expect to maintain a regular dividend payment. Excess cash generated beyond these needs would be available for enhanced shareholder return in the form of stock repurchases.
During the nine months ended September 30, 2021, we spent $23 million on capital expenditures, primarily related to information technology. During 2021, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the nine months ended September 30, 2021, we spent $25 million, net of repayments on development advance notes. During 2021, we anticipate spending approximately $40 million on development advances. We may also provide other forms of financial support.
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
Due to our confidence in our ability to generate significant cash flow, the resiliency of our business model and the ongoing recovery of travel demand, we resumed our share repurchase program in August of 2021. Under our current stock repurchase program, we repurchased approximately 0.4 million shares at an average price of $73.13 for a cost of $27 million during the three months ended September 30, 2021. As of September 30, 2021, we had $164 million of remaining availability under our program.
Dividend policy

In response to COVID-19, our Board approved a reduction in the quarterly cash dividend from $0.32 per share to $0.08 per share, beginning with the dividend that was declared during the second quarter of 2020. On February 10, 2021, the Board approved an increase in the quarterly cash dividend to $0.16 per share and in July 2021, the Board approved an additional increase in the quarterly cash dividend to $0.24 per share.

We declared cash dividends of $0.16 per share in the first and second quarters of 2021 and $0.24 per share in the third quarter of 2021 ($53 million in aggregate), which is 75% of our pre-pandemic quarterly dividend per share. In October 2021, our Board authorized a 33% increase in the quarterly cash dividend to the pre-pandemic level of $0.32 per share, beginning with the dividend expected to be declared in fourth quarter 2021.

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

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2021, our annualized first-lien leverage ratio was 1.9 times.
In April 2020, we completed an amendment to our revolving credit facility agreement to waive the quarterly-tested leverage covenant until April 1, 2021. The covenant was also modified for the second, third and potentially fourth quarters of 2021 to use a form of annualized EBITDA, as defined in the credit agreement, rather than the last twelve months EBITDA, as previously required. However, during this period we never exceeded the maximum first-lien leverage ratio of 5.0 times.
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
As of September 30, 2021, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash provided by operating activities tends to be lower in the first half of the year and substantially higher in the second half of the year. However, given the impact of COVID-19 in 2020, our second quarter was the most severely impacted and as such, we had higher revenues and cash flows in the third and fourth quarters. We believe during 2021 that our revenues and cash provided by operating activities will return to the historic seasonality as our business recovers from the pandemic.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2021, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $11 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $452 million as of September 30, 2021. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2021. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2021, the absolute notional amount of our outstanding foreign exchange hedging instruments was $67 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $4 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2021, we had total net assets of $4 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2021, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	—	$—	—	$191,258,978
August	109,381	71.96	109,381	183,388,437
September	264,641	73.59	264,641	163,912,383
Total	374,022	$73.11	374,022	$163,912,383

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

WYNDHAM HOTELS & RESORTS, INC.

Date: October 28, 2021	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: October 28, 2021	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.