Form 10-Q
period 2022-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2022-04-27
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
92,099,851 shares of common stock outstanding as of March 31, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2022, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2022 and 2021 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated and combined statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 16, 2022, we expressed an unqualified opinion on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2022

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues
Royalties and franchise fees	$110	$78
Marketing, reservation and loyalty	111	85
Management and other fees	35	19
License and other fees	19	20
Other	41	30
Fee-related and other revenues	316	232
Cost reimbursements	55	71
Net revenues	371	303
Expenses
Marketing, reservation and loyalty	104	92
Operating	35	27
General and administrative	29	24
Cost reimbursements	55	71
Depreciation and amortization	24	24
Gain on asset sale	(36)	—
Separation-related	—	2
Total expenses	211	240
Operating income	160	63
Interest expense, net	20	28
Income before income taxes	140	35
Provision for income taxes	34	11
Net income	$106	$24

Earnings per share
Basic	$1.15	$0.26
Diluted	1.14	0.26

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$106	$24
Other comprehensive income, net of tax
Unrealized gains on cash flow hedges	31	14
Other comprehensive income, net of tax	31	14
Comprehensive income	$137	$38

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$416	$171
Trade receivables, net	229	246
Prepaid expenses	56	51
Other current assets	42	98
Assets held for sale	67	154
Total current assets	810	720
Property and equipment, net	106	106
Goodwill	1,525	1,525
Trademarks, net	1,202	1,202
Franchise agreements and other intangibles, net	377	473
Other non-current assets	272	243
Total assets	$4,292	$4,269
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$21	$21
Accounts payable	27	31
Deferred revenues	84	70
Accrued expenses and other current liabilities	235	258
Liabilities held for sale	13	17
Total current liabilities	380	397
Long-term debt	2,058	2,063
Deferred income taxes	350	366
Deferred revenues	169	165
Other non-current liabilities	176	189
Total liabilities	3,133	3,180
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 101.5 and 101.3 issued at March 31, 2022 and December 31, 2021	1	1
Treasury stock, at cost – 9.5 and 9.0 shares at March 31, 2022 and December 31, 2021	(557)	(519)
Additional paid-in capital	1,544	1,543
Retained earnings	155	79
Accumulated other comprehensive income/(loss)	16	(15)
Total stockholders’ equity	1,159	1,089
Total liabilities and stockholders’ equity	$4,292	$4,269

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$106	$24
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	24	24
Provision for doubtful accounts	1	11
Deferred income taxes	(26)	1
Stock-based compensation	8	5
Gain on asset sale	(36)	—
Net change in assets and liabilities:
Trade receivables	17	10
Prepaid expenses	(4)	(7)
Other current assets	60	13
Accounts payable, accrued expenses and other current liabilities	(32)	(24)
Deferred revenues	19	9
Payments of development advance notes	(7)	(8)
Other, net	5	6
Net cash provided by operating activities	135	64
Investing activities
Property and equipment additions	(10)	(5)
Proceeds from asset sales, net	202	—
Net cash provided by/(used in) investing activities	192	(5)
Financing activities
Principal payments on long-term debt	(4)	(4)
Dividends to stockholders	(30)	(15)
Repurchases of common stock	(39)	—
Net share settlement of incentive equity awards	(9)	(5)
Other, net	—	3
Net cash used in financing activities	(82)	(21)
Net increase in cash, cash equivalents and restricted cash	245	38
Cash, cash equivalents and restricted cash, beginning of period	171	493
Cash, cash equivalents and restricted cash, end of period	$416	$531
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	31	31
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	—	—	(38)	—	—	—	(38)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	2	—	—	2
Balance as of March 31, 2022	92	$1	$(557)	$1,544	$155	$16	$1,159

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	24	—	24
Other comprehensive income	—	—	—	—	—	14	14
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	5	—	—	5
Exercise of stock options	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of March 31, 2021	93	$1	$(408)	$1,508	$(72)	$(38)	$991

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1. BASIS OF PRESENTATION
Wyndham Hotels & Resorts, Inc. (collectively with its consolidated subsidiaries, “Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in over 95 countries around the world.
The Condensed Consolidated Financial Statements have been prepared on a stand-alone basis. The Condensed Consolidated Financial Statements include the Company’s assets, liabilities, revenues, expenses and cash flows and all entities in which it has a controlling financial interest. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2021 Consolidated Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
Business Description
Wyndham Hotels operates in the following segments:
•    Hotel Franchising — licenses the Company’s lodging brands and provides related services to third-party hotel owners and others.
•    Hotel Management — provides hotel management services for full-service hotels.

2. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements applicable to the Company during the three months ended March 31, 2022.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Deferred initial franchise fee revenues	$149	$145
Deferred loyalty program revenues	79	76
Deferred co-branded credit card program revenues	11	—
Deferred other revenues	14	14
Total	$253	$235

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

	4/1/2022 - 3/31/2023	4/1/2023 - 3/31/2024	4/1/2024 - 3/31/2025	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$118	$149
Loyalty program revenues	49	20	8	2	79
Co-branded credit card program revenues	11	—	—	—	11
Other revenues	8	1	1	4	14
Total	$84	$29	$16	$124	$253
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended March 31,
	2022	2021
Hotel Franchising
Royalties and franchise fees	$103	$75
Marketing, reservation and loyalty	111	85
License and other fees	19	20
Other	39	29
Total Hotel Franchising	272	209

Hotel Management
Royalties and franchise fees	7	3
Owned hotel revenues	30	13
Management fees	5	6
Cost reimbursements	55	71
Other	2	1
Total Hotel Management	99	94

Net revenues	$371	$303
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of both March 31, 2022 and December 31, 2021, capitalized contract costs were $33 million, of which $4 million and $5 million, respectively, was included in other current assets and $29 million and $28 million, respectively, was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income	$106	$24

Basic weighted average shares outstanding	92.5	93.4
Stock options and restricted stock units (“RSUs”)	0.7	0.4
Diluted weighted average shares outstanding	93.2	93.8

Earnings per share:
Basic	$1.15	$0.26
Diluted	1.14	0.26

Dividends:
Cash dividends declared per share	$0.32	$0.16
Aggregate dividends paid to stockholders	$30	$15

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2021	9.0	$519	$57.55
For the three months ended March 31, 2022	0.5	38	83.72
As of March 31, 2022	9.5	$557	$58.81

The Company had $443 million of remaining availability under its program as of March 31, 2022.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the three months ended:

	2022	2021
Balance as of January 1,	$81	$72
Provision for doubtful accounts	1	11
Bad debt write-offs	(2)	(4)
Balance as of March 31,	$80	$79

6. ASSETS AND LIABILITIES HELD FOR SALE
During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort. See Note 15 - Other Expenses and Charges for more information on the sale. As of March 31, 2022, the assets and liabilities of its remaining owned hotel were reported in assets held for sale and liabilities held for sale on the Condensed Consolidated Balance Sheet.
The Company’s Condensed Consolidated Balance Sheets include the following with respect to assets and liabilities held for sale:

	March 31, 2022	December 31, 2021
Assets:
Trade receivables, net	$3	$4
Other current assets	2	4
Property and equipment, net	62	146
Total assets held for sale	$67	$154

Liabilities:
Accrued expenses and other current liabilities	$5	$8
Deferred revenues	5	6
Other liabilities	3	3
Total liabilities held for sale	$13	$17

7. INTANGIBLE ASSETS
Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,539	$14	$1,525	$1,539	$14	$1,525

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,201			$1,201

Amortized intangible assets:
Franchise agreements	$895	$520	$375	$895	$513	$382
Management agreements	16	14	2	135	44	91
Trademarks	2	1	1	2	1	1
Other	—	—	—	1	1	—
	$913	$535	$378	$1,033	$559	$474

In March 2022, the Company completed the exit of its select-service hotel management business and received an $84 million termination fee, under the terms of the agreement with CorePoint Lodging (“CPLG”) which effectively resulted in the sale of the rights to the management contracts which were acquired as part of the La Quinta Holdings purchase in 2018. The termination fee proceeds were completely offset by the write-off of the remaining balance resulting in a full recovery of the related hotel management contract intangible asset. Such proceeds were reported in proceeds from asset sales on the Condensed Consolidated Statement of Cash Flows. The franchise agreements for these hotels remained in place at their stated fee structure.

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $3 million for the three months ended March 31, 2022 and 2021.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	March 31, 2022	December 31, 2021
Other non-current assets	$112	$108

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2022	2021
Forgiveness of notes (a)	$3	$2
Bad debt expense related to notes	1	—
______________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

9. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with Wyndham Worldwide (“former Parent”), now known as Travel + Leisure Co. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2014.
The Company made cash income tax payments, net of refunds, of $2 million and received income tax refunds, net of payments, of $1 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, the Company had $5 million and $48 million of income tax receivables as of March 31, 2022 and December 31, 2021, respectively, which was reported on other current assets on the Consolidated Balance Sheets.
The Company’s effective tax rates were 24.3% and 31.4% during the three months ended March 31, 2022 and 2021, respectively. During 2022, the lower effective tax rate was primarily related to a higher tax benefit associated with stock-based compensation. During 2021, the higher effective tax rate was primarily related to the remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates and non-deductible separation costs.

10. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	March 31, 2022		December 31, 2021
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due May 2023)	$—		$—
Term loan (due May 2025)	1,537	3.17%	1,541	3.07%
4.375% senior unsecured notes (due August 2028)	493	4.38%	493	4.38%
Finance leases	49	4.50%	50	4.50%
Total long-term debt	2,079		2,084
Less: Current portion of long-term debt	21		21
Long-term debt	$2,058		$2,063
______________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $14 million and $15 million as of March 31, 2022 and December 31, 2021, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.

The Company amended its term loan and revolving credit facility in April 2022. See Note 17 - Subsequent Event for more information.
Maturities and Capacity
The Company’s outstanding debt as of March 31, 2022 matures as follows:

Long-Term Debt
Within 1 year	$21
Between 1 and 2 years	22
Between 2 and 3 years	22
Between 3 and 4 years (a)	1,495
Between 4 and 5 years	7
Thereafter	512
Total	$2,079
______________________
(a)    In connection with the term loan A issuance in April 2022 (see Note 17 - Subsequent Event), $400 million of this amount was extended two additional years.
As of March 31, 2022, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	9
Available capacity	$741
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $2 million as of both March 31, 2022 and December 31, 2021.
Cash Flow Hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. The pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of

2024 and has a weighted average fixed rate of 2.51% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.99%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was an asset of $18 million and a liability of $23 million as of March 31, 2022 and December 31, 2021, respectively, which was included within other non-current assets and non-current liabilities on the Condensed Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $5 million and $6 million of expense for the three months ended March 31, 2022 and 2021, respectively.
There was no hedging ineffectiveness recognized in the three months ended March 31, 2022 or 2021. The Company expects to reclassify immaterial gains from accumulated other comprehensive income (“AOCI”) (loss) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $20 million and $28 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid related to such interest was $24 million and $26 million for the three months ended March 31, 2022 and 2021, respectively.

11. FAIR VALUE
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

	March 31, 2022
	Carrying Amount	Estimated Fair Value
Debt	$2,079	$2,062

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

Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. See Note 10 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, British Pound, Brazilian Real and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains from freestanding foreign currency exchange contracts were not material and $2 million during the three months ended March 31, 2022 and 2021, respectively. Such gains are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for Argentina as a highly inflationary economy. Foreign currency exchange losses related to Argentina were not material and $1 million during the three months ended March 31, 2022 and 2021, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of March 31, 2022, the Company is aware of approximately 30 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $6 million as of both March 31, 2022 and December 31, 2021. The Company also had receivables of $4 million and $3 million as of March 31, 2022 and

December 31, 2021, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $4 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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
Former Parent’s Sale of its European Vacation Rentals Business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. During 2019, the Buyer notified former Parent of certain proposed post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. On December 13, 2021, former Parent entered into a settlement agreement, contingent upon regulatory approval, to settle the post-closing adjustment claims for $7 million which will be split one-third and two-thirds between the Company and former Parent, respectively. The Company had a $2 million reserve for such settlement as of both March 31, 2022 and December 31, 2021.

13. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2022, 5.1 million shares remained available.
During March 2022, the Company granted incentive equity awards totaling $27 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratable over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $12 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) depending on the extent of the Company achieving certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2022 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2021	1.2		$60.37	0.3		$57.51
Granted (a)	0.3		82.74	0.1	(b)	82.74
Vested	(0.3)		52.99	—		—
Canceled	—		—	(0.1)		52.71
Balance as of March 31, 2022	1.2	(c)	$67.05	0.3	(d)	$73.04
______________________
(a)Represents awards granted by the Company primarily in March 2022.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of March 31, 2022 have an aggregate unrecognized compensation expense of $70 million, which is expected to be recognized over a weighted average period of 3.0 years.
(d)PSUs outstanding as of March 31, 2022 have an aggregate maximum potential unrecognized compensation expense of $21 million, which may be recognized over a weighted average period of 2.3 years based on attainment of targets.
There were no stock options granted in 2022. The activity related to stock options for the three months ended March 31, 2022 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	1.1		$56.04
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of March 31, 2022	1.1		$55.93	4.4	$31
Unvested as of March 31, 2022	0.5	(a)	$56.13	4.3	$13
Exercisable as of March 31, 2022	0.6		$55.79	4.4	$18
______________________
(a)Unvested options as of March 31, 2022 are expected to vest over time and have an aggregate unrecognized compensation expense of $4 million, which will be recognized over a weighted average period of 2.0 years.

Stock-Based Compensation Expense
Stock-based compensation expense was $8 million and $5 million for the three months ended March 31, 2022 and 2021, respectively.

14. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), gain/(loss) on asset sale, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2022		2021
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$272	$155	$209	$105
Hotel Management	99	20	94	5
Total Reportable Segments	371	175	303	110
Corporate and Other	—	(16)	—	(13)
Total Company	$371	$159	$303	$97
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021
Net income	$106	$24
Provision for income taxes	34	11
Depreciation and amortization	24	24
Interest expense, net	20	28
Stock-based compensation expense	8	5
Development advance notes amortization	3	2
Gain on asset sale	(36)	—
Separation-related expenses	—	2
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$159	$97

15. OTHER EXPENSES AND CHARGES
Gain on Asset Sale
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $36 million gain on sale, net of transaction costs, which was attributable to the Company's hotel management business. Such gain was reported within gain on asset sale on the Condensed Consolidated Statement of Income for the three months ended March 31, 2022. Additionally, the Company entered into a 20 year franchise agreement with the buyer of the property.

Separation-Related
Separation-related costs associated with the Company’s spin-off from former Parent were $2 million for the three months ended March 31, 2021.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	—	31	31
Balance as of March 31, 2022	$2	$14	$16

Net of Tax
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	14	14
Balance as of March 31, 2021	$2	$(40)	$(38)

17. SUBSEQUENT EVENT
    In April 2022, the Company amended its $750 million revolving credit facility, extending the maturity from May 2023 to April 2027 on similar terms as the previous facility, and issued a new $400 million senior secured term loan A facility, which matures in April 2027. The proceeds from the term loan A were used to repay a portion of the Company's existing $1.5 billion term loan facility, which is scheduled to mature in May 2025. There was no increase in rates from the existing $1.5 billion term loan facility to the new term loan A.

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions; the continuation or worsening of the effects from the coronavirus pandemic, (“COVID-19”); its scope, duration, resurgence and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees and property owners, guests and team members, the hospitality industry and overall demand for and restrictions on travel; the success of our mitigation efforts in response to COVID-19; our continued performance during the recovery from COVID-19, and any resurgence or mutations of the virus; actions governments, businesses and individuals take in response to the pandemic, including stay-in-place directives (including for instance, quarantine and isolation guidelines and mandates), safety mitigation guidance, as well as the timing, availability and adoption rate of vaccinations, booster shots and other treatments for COVID-19; concerns with or threats of other pandemics, contagious diseases or health epidemics, including the effects of COVID-19; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising and management businesses; our relationships with franchisees and property owners; the impact of war, terrorist activity, political instability or political strife; risks related to restructuring or strategic initiatives; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and subsequent reports filed with the SEC. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise.
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
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries.

BUSINESS AND OVERVIEW
    Wyndham Hotels & Resorts is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in over 95 countries around the world.
We operate in the following segments:
•    Hotel Franchising — licenses our lodging brands and provides related services to third-party hotel owners and others.
•    Hotel Management — provides hotel management services for full-service hotels.

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), gain/(loss) on asset sale, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2022 and 2021. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2022	2021	% Change
Rooms
United States	491,900	486,000	1%
International	321,400	311,200	3%
Total rooms	813,300	797,200	2%

	Three Months Ended March 31,
	2022	2021	Change
RevPAR
United States	$42.11	$30.62	38%
International (a)	21.95	15.83	39%
Global RevPAR (a)	34.06	24.90	37%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.3%	2.0%	30 bps
Global average royalty rate	4.0%	4.0%	—
______________________
(a)Excluding currency effects, international RevPAR increased 46% and global RevPAR increased 39%.

As of March 31, 2022, rooms grew 2% compared to the prior year, reflecting 120 basis points of growth in the U.S. and 330 basis points of growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 6% and 12%, respectively.
Excluding currency effects, global RevPAR for the three months ended March 31, 2022 increased 39% compared to the prior year period, including 38% growth in the U.S. and 46% internationally. The increase was driven by approximately two-thirds of stronger pricing power and one-third from higher occupancy levels.

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenues
Fee-related and other revenues	$316	$232	$84	36%
Cost reimbursement revenues	55	71	(16)	(23%)
Net revenues	371	303	68	22%
Expenses
Marketing, reservation and loyalty expense	104	92	12	13%
Cost reimbursement expense	55	71	(16)	(23%)
Gain on asset sale	(36)	—	(36)	n/a
Other expenses	88	77	11	14%
Total expenses	211	240	(29)	(12%)
Operating income	160	63	97	154%
Interest expense, net	20	28	(8)	(29%)
Income before income taxes	140	35	105	300%
Provision for income taxes	34	11	23	209%
Net income	$106	$24	$82	342%

Net revenues for the three months ended March 31, 2022 increased $68 million, or 22%, compared to the prior-year period, primarily driven by:
•$32 million of higher royalty and franchise fees primarily due to higher RevPAR;
•$26 million of higher marketing, reservation and loyalty fees, primarily reflecting the RevPAR increase; and
•$16 million of higher management and other fees primarily reflecting the RevPAR increase and strong operating performance at our owned hotels; partially offset by
•$16 million of lower cost-reimbursement revenues in our hotel management business as a result of CorePoint Lodging asset sales and the completion of the exit from our select-service hotel management business.
Total expenses for the three months ended March 31, 2022 decreased $29 million, or 12%, compared to the prior-year period, primarily driven by:
•    a $36 million gain related to the sale of our owned hotel Wyndham Grand Bonnet Creek Resort in March 2022; and
•$16 million of lower cost-reimbursement expenses consistent with the revenue decline discussed above; partially offset by
•$12 million of higher marketing, reservation and loyalty expenses primarily as a result of the higher marketing revenues; and
•$8 million of higher operating expenses, primarily associated with higher volume-related expenses at our owned hotels.
Interest expense, net for the three months ended March 31, 2022 decreased $8 million, or 29%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021.
Our effective tax rates were 24.3% and 31.4% during the three months ended March 31, 2022 and 2021, respectively. During 2022, the lower effective tax rate was primarily related to a higher tax benefit associated with stock based compensation. During 2021, the higher effective tax rate was primarily related to the remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates and non-deductible separation costs.
As a result of these items, net income for the three months ended March 31, 2022, increased $82 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021
Net income	$106	$24
Provision for income taxes	34	11
Depreciation and amortization	24	24
Interest expense, net	20	28
Stock-based compensation expense	8	5
Development advance notes amortization	3	2
Gain on asset sale	(36)	—
Separation-related expenses	—	2
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$159	$97

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Net Revenues			Adjusted EBITDA
	2022	2021	% Change	2022	2021	% Change
Hotel Franchising	$272	$209	30%	$155	$105	48%
Hotel Management	99	94	5%	20	5	300%
Corporate and Other	—	—	n/a	(16)	(13)	(23%)
Total Company	$371	$303	22%	$159	$97	64%

Hotel Franchising

	Three Months Ended March 31,
	2022	2021	% Change
Total rooms	793,200	748,700	6%
Global RevPAR (a)	$33.08	$24.02	38%
______________________
(a)    Excluding currency effects, global RevPAR increased 40%.
Rooms increased 6% from the prior year period primarily due to U.S openings and the conversion of managed properties to franchise due to the completion of the exit from our select-service hotel management business.
Excluding currency effects, global RevPAR increased 40% from the prior year period due to a 38% increase in the U.S. and a 45% increase internationally.
Net revenues increased $63 million, or 30%, compared to the first quarter of 2021, primarily driven by higher RevPAR which resulted in:
•$28 million of higher royalty and franchise fees; and
•$26 million of higher marketing, reservation and loyalty revenues.
Adjusted EBITDA increased $50 million, or 48%, compared to the first quarter of 2021, primarily driven by the revenue increases discussed above, partially offset by $13 million of higher expenses primarily due to higher marketing, reservation and loyalty expense.
Hotel Management

	Three Months Ended March 31,
	2022	2021	% Change
Total rooms	20,100	48,500	(59%)
Global RevPAR (a)	$56.55	$38.17	48%
______________________
(a)    Excluding currency effects, global RevPAR increased 49%.

Rooms declined 59% from the prior year period, driven by CorePoint Lodging asset sales and the conversion of managed properties to franchise due to the completion of the exit from our limited-service hotel management business.
Global RevPAR increased 48% from the prior year period primarily due to a 63% increase in U.S. RevPAR and 48% in international RevPAR.
Net revenues increased $5 million, or 5%, compared to the prior-year period, primarily driven by:
•$17 million of higher owned hotel revenues due to improved operating performance; and
•$4 million of higher termination fees primarily due to CPLG asset sales; partially offset by
•$16 million of lower cost-reimbursement revenues as discussed above, which have no impact on adjusted EBITDA.
Adjusted EBITDA increased $15 million, compared to the prior-year period primarily driven by the revenue increases discussed above (excluding cost reimbursements), partially offset by $7 million of higher volume-related expenses related to our owned hotels.
Corporate and Other
Adjusted EBITDA was unfavorable by $3 million compared to the prior-year period, primarily due to higher general and administrative expenses.

DEVELOPMENT
We awarded 165 new contracts this quarter, including 50 new construction projects for our new extended-stay brand, compared to 112 in the first quarter 2021. On March 31, 2022, our global development pipeline consisted of approximately 1,600 hotels and approximately 204,000 rooms. Our pipeline grew 9% year-over-year, including 12% domestically and 7% internationally. Approximately 63% of our development pipeline is international and 79% is new construction, of which approximately 35% has broken ground. Approximately 80% of our global development pipeline is in the midscale and above segments, including nearly 70% in the U.S.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2022	December 31, 2021	Change
Total assets	$4,292	$4,269	$23
Total liabilities	3,133	3,180	(47)
Total stockholders’ equity	1,159	1,089	70

Total assets increased $23 million from December 31, 2021 to March 31, 2022 primarily due to an increase in cash as a result of $202 million in net proceeds from asset sales, partially offset by an $87 million reduction in assets held for sale due to the completed sale of our owned hotel Wyndham Grand Bonnet Creek Resort and an $84 million reduction in intangible assets related to CorePoint. Total liabilities decreased $47 million from December 31, 2021 to March 31, 2022 primarily due to a reduction in deferred income taxes and in the value of our interest rate swap. Total equity increased $70 million from December 31, 2021 to March 31, 2022 primarily due to our net income for the period, partially offset by $38 million of stock repurchases and $30 million of dividends.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of March 31, 2022, our liquidity approximated $1.2 billion. Given the minimal capital needs of our business, the flexible cost infrastructure and the mitigation measures taken, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs. As of March 31, 2022, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance with no additional waivers or amendments required. As of March 31, 2022, we had a term loan with an aggregate principal amount of $1.5 billion maturing in 2025 and a five-year revolving credit facility maturing in 2023 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $9 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%.
Our revolving credit facility is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or LIBOR plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
In April 2022, we amended our $750 million revolving credit facility, extending the maturity from May 2023 to April 2027 on similar terms as the previous facility, and issued a new $400 million senior secured term loan A facility, which matures in April 2027. The proceeds from the term loan A were used to repay a portion of our existing $1.5 billion term loan facility, which is scheduled to mature in May 2025. There was no increase in rates from the existing $1.5 billion term loan facility to the new term loan A.
As of March 31, 2022, $1.1 billion of our term loan is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was an $18 million asset as of March 31, 2022.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates for when the U.S. dollar LIBOR ceases to exist after June 2023. Our credit facility, which includes our revolving credit facility and term loan, gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto. In April 2022 we amended and extended the revolving credit portion of the credit facility and the Secured Overnight Funding Rate (“SOFR”) will be utilized as the new benchmark rate. In addition, the International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though the Company’s existing swaps will continue to reference LIBOR for the foreseeable future.
As of March 31, 2022, our credit rating was Ba1 from Moody’s Investors Service and BB+ from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Cash provided by/(used in)
Operating activities	$135	$64	$71
Investing activities	192	(5)	197
Financing activities	(82)	(21)	(61)
Net change in cash, cash equivalents and restricted cash	$245	$38	$207

Net cash provided by operating activities increased $71 million compared to the prior-year period primarily due to higher net income in 2022 as well as favorable collections experience and working capital management.

Net cash provided by investing activities increased $197 million compared to the prior-year period primarily due to the proceeds from the sale of the Wyndham Grand Bonnet Creek Resort and the termination fee received from CPLG in connection with the exit of our select-service management business in the first quarter of 2022.
Net cash used in financing activities increased $61 million compared to the prior-year period primarily due to $39 million of stock repurchases and an increase of $15 million in dividends.
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
During the three months ended March 31, 2022, we spent $10 million on capital expenditures, primarily related to information technology. During 2022, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the three months ended March 31, 2022, we spent $7 million on development advance notes. During 2022, we anticipate spending approximately $55 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility.
Stock Repurchase Program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million and in February 2022, increased an additional $400 million. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Due to our confidence in our ability to generate significant cash flow, the resiliency of our business model and the ongoing recovery of travel demand, we resumed our share repurchase program in August of 2021. Under our current stock repurchase program, we repurchased approximately 0.5 million shares at an average price of $83.72 for a cost of $38 million during the three months ended March 31, 2022. As of March 31, 2022, we had $443 million of remaining availability under our program.
Dividend Policy

We declared cash dividends of $0.32 per share in the first quarter of 2022 ($30 million in aggregate), which is consistent with our pre-pandemic quarterly dividend per share.

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2022, our annualized first-lien leverage ratio was 1.8 times which was unusually low due to the higher than normal cash balance as a result of the proceeds from the sale of the Wyndham Grand Bonnet Creek Resort and the termination fee received from CPLG in connection with the exit of our select-service management business in the first quarter of 2022.
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
As of March 31, 2022, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise and management contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash from operating activities may not necessarily follow the same seasonality as our revenues and may vary due to timing of working capital requirements and other investment activities. The seasonality of our business may cause fluctuations in our quarterly operating results, earnings, profit margins and cash flows. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $4 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2021 Consolidated and Combined Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 11 - Fair Value to the Condensed Consolidated Financial Statements. Our principal market exposures are interest rate and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $444 million as of March 31, 2022. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $4 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2022. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2022, the absolute notional amount of our outstanding foreign exchange hedging instruments was $94 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $3 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2022, we had total net assets of $4 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2022, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million and in February 2022, increased an additional $400 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	5,853	$79.33	5,853	$80,530,924
February	78,672	85.80	78,672	473,781,172
March	370,568	83.33	370,568	442,901,148
Total	455,093	$83.71	455,093	$442,901,148

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

WYNDHAM HOTELS & RESORTS, INC.

Date: April 27, 2022	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: April 27, 2022	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
10.1
Third Amendment, dated as of April 8, 2022, to the Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment, dated as of April 30, 2020, and the Second Amendment, dated as of August 10, 2020, with Bank of America, N.A., as administrative agent, the several lenders from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed April 8, 2022)

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