Form 10-Q
period 2022-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2022-07-27
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
90,325,607 shares of common stock outstanding as of June 30, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2022, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 16, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, New York
July 27, 2022

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues
Royalties and franchise fees	$133	$122	$242	$200
Marketing, reservation and loyalty	145	119	257	204
Management and other fees	16	30	51	50
License and other fees	27	20	46	40
Other	33	30	73	60
Fee-related and other revenues	354	321	669	554
Cost reimbursements	32	85	88	155
Net revenues	386	406	757	709
Expenses
Marketing, reservation and loyalty	133	105	237	198
Operating	28	31	64	58
General and administrative	31	27	59	51
Cost reimbursements	32	85	88	155
Depreciation and amortization	17	24	40	47
Loss/(gain) on asset sales	1	—	(35)	—
Separation-related (income)/expenses	(1)	1	(1)	3
Total expenses	241	273	452	512
Operating income	145	133	305	197
Interest expense, net	20	22	39	51
Early extinguishment of debt	2	18	2	18
Income before income taxes	123	93	264	128
Provision for income taxes	31	25	66	35
Net income	$92	$68	$198	$93

Earnings per share
Basic	$1.00	$0.73	$2.15	$0.99
Diluted	1.00	0.73	2.13	0.99

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$92	$68	$198	$93
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(2)	1	(2)	2
Unrealized gains on cash flow hedges	9	4	40	17
Other comprehensive income, net of tax	7	5	38	19
Comprehensive income	$99	$73	$236	$112

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$400	$171
Trade receivables, net	255	246
Prepaid expenses	56	51
Other current assets	43	98
Assets held for sale	—	154
Total current assets	754	720
Property and equipment, net	103	106
Goodwill	1,525	1,525
Trademarks, net	1,202	1,202
Franchise agreements and other intangibles, net	370	473
Other non-current assets	296	243
Total assets	$4,250	$4,269
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$10	$21
Accounts payable	33	31
Deferred revenues	83	70
Accrued expenses and other current liabilities	261	258
Liabilities held for sale	—	17
Total current liabilities	387	397
Long-term debt	2,068	2,063
Deferred income taxes	346	366
Deferred revenues	169	165
Other non-current liabilities	184	189
Total liabilities	3,154	3,180
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 101.6 and 101.3 issued at June 30, 2022 and December 31, 2021	1	1
Treasury stock, at cost – 11.3 and 9.0 shares at June 30, 2022 and December 31, 2021	(699)	(519)
Additional paid-in capital	1,553	1,543
Retained earnings	218	79
Accumulated other comprehensive income/(loss)	23	(15)
Total stockholders’ equity	1,096	1,089
Total liabilities and stockholders’ equity	$4,250	$4,269

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$198	$93
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	40	47
(Recovery of)/provision for doubtful accounts	(1)	14
Deferred income taxes	(32)	3
Stock-based compensation	17	13
(Gain)/loss on asset sales	(35)	—
Loss on early extinguishment of debt	2	18
Net change in assets and liabilities:
Trade receivables	(5)	(16)
Prepaid expenses	(3)	(7)
Other current assets	56	4
Accounts payable, accrued expenses and other current liabilities	(5)	6
Deferred revenues	16	11
Payments of development advance notes, net	(13)	(16)
Other, net	7	10
Net cash provided by operating activities	242	180
Investing activities
Property and equipment additions	(18)	(17)
Proceeds from asset sales, net	263	—
Other, net	(1)	(1)
Net cash provided by/(used in) investing activities	244	(18)
Financing activities
Proceeds from borrowings	400	45
Principal payments on long-term debt	(404)	(566)
Dividends to stockholders	(59)	(30)
Repurchases of common stock	(179)	—
Net share settlement of incentive equity awards	(11)	(6)
Other, net	(3)	5
Net cash used in financing activities	(256)	(552)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	229	(390)
Cash, cash equivalents and restricted cash, beginning of period	171	493
Cash, cash equivalents and restricted cash, end of period	$400	$103
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	31	31
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	—	—	(38)	—	—	—	(38)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	2	—	—	2
Balance as of March 31, 2022	92	1	(557)	1,544	155	16	1,159
Net income	—	—	—	—	92	—	92
Other comprehensive income	—	—	—	—	—	7	7
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(2)	—	(142)	—	—	—	(142)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	2	—	—	2
Balance as of June 30, 2022	90	$1	$(699)	$1,553	$218	$23	$1,096

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	24	—	24
Other comprehensive income	—	—	—	—	—	14	14
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	5	—	—	5
Exercise of stock options	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of March 31, 2021	93	1	(408)	1,508	(72)	(38)	991
Net income	—	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	4	—	—	4
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Balance as of June 30, 2021	94	$1	(408)	$1,519	$(19)	$(33)	$1,060

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

2. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements applicable to the Company during the six months ended June 30, 2022.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Deferred initial franchise fee revenues	$149	$145
Deferred loyalty program revenues	82	76
Deferred other revenues	21	14
Total	$252	$235

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

	7/1/2022 - 6/30/2023	7/1/2023 - 6/30/2024	7/1/2024 - 6/30/2025	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$118	$149
Loyalty program revenues	52	20	8	2	82
Other revenues	15	1	—	5	21
Total	$83	$29	$15	$125	$252
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hotel Franchising
Royalties and franchise fees	$131	$115	$232	$190
Marketing, reservation and loyalty	145	119	257	204
License and other fees	27	20	46	40
Other	32	29	71	58
Total Hotel Franchising	335	283	606	492

Hotel Management
Royalties and franchise fees	2	7	10	10
Owned hotel revenues	13	21	42	34
Management fees	3	9	9	16
Cost reimbursements	32	85	88	155
Other	1	1	2	2
Total Hotel Management	51	123	151	217

Net revenues	$386	$406	$757	$709
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of June 30, 2022 and December 31, 2021, capitalized contract costs were $34 million and $33 million, respectively, of which $5 million for both periods was included in other current assets and $29 million and $28 million, respectively, was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$92	$68	$198	$93

Basic weighted average shares outstanding	91.6	93.6	92.0	93.5
Stock options and restricted stock units (“RSUs”)	0.5	0.5	0.7	0.4
Diluted weighted average shares outstanding	92.1	94.1	92.7	93.9

Earnings per share:
Basic	$1.00	$0.73	$2.15	$0.99
Diluted	1.00	0.73	2.13	0.99

Dividends:
Cash dividends declared per share	$0.32	$0.16	$0.64	$0.32
Aggregate dividends paid to stockholders	$29	$15	$59	$30

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2021	9.0	$519	$57.55
For the six months ended June 30, 2022	2.3	180	76.94
As of June 30, 2022	11.3	$699	$61.53

The Company had $302 million of remaining availability under its program as of June 30, 2022.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the six months ended:

	2022	2021
Balance as of January 1,	$81	$72
(Recovery of)/provision for doubtful accounts	(1)	14
Bad debt write-offs	(4)	(8)
Balance as of June 30,	$76	$78

6. ASSETS AND LIABILITIES HELD FOR SALE
During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. In March and May 2022, the Company completed the sales of its Wyndham Grand Bonnet Creek Resort and Wyndham Grand Rio Mar Resort, respectively. As of June 30, 2022, both sales have been completed, resulting in no assets left held for sale. See Note 15 - Other Expenses and Charges for more information on the sales.
The Company’s Condensed Consolidated Balance Sheets include the following with respect to assets and liabilities held for sale:

	June 30, 2022	December 31, 2021
Assets:
Trade receivables, net	$—	$4
Other current assets	—	4
Property and equipment, net	—	146
Total assets held for sale	$—	$154

Liabilities:
Accrued expenses and other current liabilities	$—	$8
Deferred revenues	—	6
Other liabilities	—	3
Total liabilities held for sale	$—	$17

7. INTANGIBLE ASSETS
Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount (a)			Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,525			$1,539	$14	$1,525

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,201			$1,201

Amortized intangible assets:
Franchise agreements	$895	$526	$369	$895	$513	$382
Management agreements	16	15	1	135	44	91
Trademarks	2	1	1	2	1	1
Other	—	—	—	1	1	—
	$913	$542	$371	$1,033	$559	$474
______________________
(a)    Due to the sale of its two owned hotels in 2022, the Company derecognized $14 million from its gross carrying value and accumulated impairment goodwill balances.
In March 2022, the Company completed the exit of its select-service hotel management business and received an $84 million termination fee, under the terms of the agreement with CorePoint Lodging (“CPLG”) which effectively resulted in the sale of the rights to the management contracts which were acquired as part of the La Quinta Holdings purchase in 2018. The termination fee proceeds were completely offset by the write-off of the remaining balance resulting in a full recovery of the related hotel management contract intangible asset. Such proceeds were reported in proceeds from asset sales, net on the Condensed Consolidated Statement of Cash Flows. The franchise agreements for these hotels remained in place at their stated fee structure.

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $3 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $7 million for both the six months ended June 30, 2022 and 2021.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	June 30, 2022	December 31, 2021
Other non-current assets	$112	$108

Condensed Consolidated Statements of Income:	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Forgiveness of notes (a)	$3	$2	$6	$4
Bad debt expense related to notes	—	—	1	—
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statement of Income.

Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 30,
	2022	2021
Payments of development advance notes	$(14)	$(17)
Proceeds from development advance notes	1	1
Payments of development advance notes, net	$(13)	$(16)

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
The Company made cash income tax payments, net of refunds, of $45 million and $13 million for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company had $4 million and $48 million of income tax receivables as of June 30, 2022 and December 31, 2021, respectively, which was reported on other current assets on the Condensed Consolidated Balance Sheets.

The Company’s effective tax rates were 25.2% and 26.9% during the three months ended June 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate.
The Company’s effective tax rates were 25.0% and 27.3% during the six months ended June 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate, as well as the remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates.

10. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	June 30, 2022		December 31, 2021
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$—		$—
Term loan A (due April 2027)	399	3.38%	—
Term loan B (due May 2025)	1,138	3.56%	1,541	3.07%
4.375% senior unsecured notes (due August 2028)	494	4.38%	493	4.38%
Finance leases	47	4.50%	50	4.50%
Total long-term debt	2,078		2,084
Less: Current portion of long-term debt	10		21
Long-term debt	$2,068		$2,063
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $13 million and $15 million as of June 30, 2022 and December 31, 2021, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2022 matures as follows:

Long-Term Debt
Within 1 year	$10
Between 1 and 2 years	26
Between 2 and 3 years	1,167
Between 3 and 4 years	36
Between 4 and 5 years	328
Thereafter	511
Total	$2,078

As of June 30, 2022, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	9
Available capacity	$741

Third Amendment to the Credit Agreement
On April 8, 2022, the Company entered into the Third Amendment to the Credit Agreement dated May 30, 2018 which amended its original five-year $750 million revolver to extend the term to April 2027. The benchmark rate applicable to the revolver has changed from LIBOR to Secured Overnight Funding Rate (“SOFR”). The amendment also provides for a new senior secured term loan A facility in an aggregate principal amount of $400 million maturing in April 2027, the proceeds of which were used to repay a portion of the existing term loan B facility. The revolver and term loan A are subject to an interest rate equal to, at the Company's option, either (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) SOFR, plus a margin ranging from 1.50% to 2.00% and an additional 0.10% SOFR adjustment, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. The revolver and term loan A are subject to the same prepayment provisions and covenants applicable to the existing revolver and term loan B. The term loan A is subject to quarterly principal payments as follows: (i) 0.0% per year of the initial principal amount during the first year, (ii) 5.0% per year of the initial principal amount payable in equal quarterly installments during the second and third years and (iii) 7.5% per year of the initial principal amount payable in equal quarterly installments during the fourth and fifth years, with final payments of all amounts outstanding, plus accrued interest, being due on the maturity date in April 2027. The interest rate applicable to the term loan B remains unchanged and is equal to, at the Company's option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. As a result of the $400 million term loan B prepayment, the Company is no longer subject to quarterly principal payments on such term loan B.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million and $2 million as of June 30, 2022 and December 31, 2021, respectively.
Cash Flow Hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan B. The pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.50% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.99%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was an asset of $29 million and a liability of $23 million as of June 30, 2022 and December 31, 2021, respectively, which was included within other non-current assets and non-current liabilities on the Condensed Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $3 million and $6 million of expense for the three months ended June 30, 2022 and 2021, respectively, and $8 million and $13 million of expense for the six months ended June 30, 2022 and 2021, respectively.
There was no hedging ineffectiveness recognized in the six months ended June 30, 2022 or 2021. The Company expects to reclassify $14 million of gains from accumulated other comprehensive income (“AOCI”) (loss) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $20 million and $22 million for the three months ended June 30, 2022 and 2021, respectively, and $39 million and $51 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid related to such interest was $38 million and $54 million for the six months ended June 30, 2022 and 2021, respectively.
The Company incurred non-cash early extinguishment of debt costs of $2 million in 2022 relating to the credit agreement amendment discussed above and $400 million partial pay down of its term loan B for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021 the Company incurred costs of $18 million relating to the redemption of its $500 million 5.375% senior unsecured notes redeemed in 2021.

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

	June 30, 2022
	Carrying Amount	Estimated Fair Value
Debt	$2,078	$1,990

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, British Pound, Brazilian Real and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains from freestanding foreign currency exchange contracts were $1 million and not material during the three months ended June 30, 2022 and 2021, respectively. The Company recognized gains of $2 million and losses of $1 million from freestanding foreign currency exchange contracts during the six months ended June 30, 2022 and 2021, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were $1 million and not material during the three months ended June 30, 2022 and 2021, respectively. Foreign currency exchange losses related to Argentina were $2 million and $1 million during the six months ended June 30, 2022 and 2021, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.

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

12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of June 30, 2022, the Company is aware of approximately 30 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $6 million as of both June 30, 2022 and December 31, 2021. The Company also had receivables of $2 million and $3 million as of June 30, 2022 and December 31, 2021, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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
Former Parent’s Sale of its European Vacation Rentals Business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. During 2019, the Buyer notified former Parent of certain proposed post-

closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. On December 13, 2021, former Parent entered into a settlement agreement, contingent upon regulatory approval, to settle the post-closing adjustment claims for $7 million which will be split one-third and two-thirds between the Company and former Parent, respectively. The Company had a $2 million reserve for such settlement as of both June 30, 2022 and December 31, 2021.

13. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2022, 5.1 million shares remained available.
During 2022, the Company granted incentive equity awards totaling $27 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratable over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $12 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) depending on the extent of the Company achieving certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the six months ended June 30, 2022 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2021	1.2		$60.37	0.3		$57.51
Granted (a)	0.3		82.69	0.1	(b)	82.74
Vested	(0.4)		58.57	—		—
Canceled	—		—	(0.1)		52.71
Balance as of June 30, 2022	1.1	(c)	$67.56	0.3	(d)	$73.04
______________________
(a)Represents awards granted by the Company primarily in March 2022.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of June 30, 2022 have an aggregate unrecognized compensation expense of $62 million, which is expected to be recognized over a weighted average period of 2.8 years.
(d)PSUs outstanding as of June 30, 2022 have an aggregate maximum potential unrecognized compensation expense of $20 million, which may be recognized over a weighted average period of 2.1 years based on attainment of targets.

There were no stock options granted in 2022. The activity related to stock options for the six months ended June 30, 2022 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	1.1		$56.04
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of June 30, 2022	1.1		$55.85	4.2	$10
Unvested as of June 30, 2022	0.4	(a)	$55.13	4.4	$4
Exercisable as of June 30, 2022	0.7		$56.24	4.0	$6
______________________
(a)Unvested options as of June 30, 2022 are expected to vest over time and have an aggregate unrecognized compensation expense of $3 million, which will be recognized over a weighted average period of 1.8 years.
Stock-Based Compensation Expense
Stock-based compensation expense was $9 million and $8 million for the three months ended June 30, 2022 and 2021, respectively, and $17 million and $13 million for the six months ended June 30, 2022 and 2021, respectively.

14. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended June 30,
	2022		2021
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$335	$185	$283	$166
Hotel Management	51	6	123	16
Total Reportable Segments	386	191	406	182
Corporate and Other	—	(16)	—	(14)
Total Company	$386	$175	$406	$168

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021
Net income	$92	$68
Provision for income taxes	31	25
Depreciation and amortization	17	24
Interest expense, net	20	22
Early extinguishment of debt	2	18
Stock-based compensation expense	9	8
Development advance notes amortization	3	2
Loss/(gain) on asset sales	1	—
Separation-related (income)/expenses	(1)	1
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$175	$168

	Six Months Ended June 30,
	2022		2021
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$606	340	$492	$271
Hotel Management	151	26	217	22
Total Reportable Segments	757	366	709	293
Corporate and Other	—	(32)	—	(28)
Total Company	$757	334	$709	$265
The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2022	2021
Net income	$198	$93
Provision for income taxes	66	35
Depreciation and amortization	40	47
Interest expense, net	39	51
Early extinguishment of debt	2	18
Stock-based compensation expense	17	13
Development advance notes amortization	6	4
Loss/(gain) on asset sales	(35)	—
Separation-related (income)/expenses	(1)	3
Foreign currency impact of highly inflationary countries	2	1
Adjusted EBITDA	$334	$265

15. OTHER EXPENSES AND CHARGES
(Gain)/Loss on Asset Sales
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $35 million gain, net of transaction costs, for the six months ended June 30, 2022, which included a $1 million charge related to post-closing adjustments recorded in the second quarter of 2022. Both amounts were attributable to the Company's hotel management business and were reported within (gain)/loss on asset sales on the Condensed Consolidated Statement of Income. Additionally, the Company entered into a 20 year franchise agreement with the buyer.

In May 2022, the Company completed the sale of its Wyndham Grand Rio Mar Resort for gross proceeds of $62 million ($61 million, net of transaction costs). There was no gain or loss on the sale. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
Separation-Related
The Company recognized separation-related income of $1 million for both the three and six months ended June 30, 2022 associated with the reversal of a reserve resulting from the settlement of an outstanding matter. The Company incurred expense of $1 million and $3 million for the three and six months ended June 30, 2021, respectively, which primarily consisted of legal and tax-related costs.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	—	31	31
Balance as of March 31, 2022	2	14	16
Period change	(2)	9	7
Balance as of June 30, 2022	$—	$23	$23

Net of Tax
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	14	14
Balance as of March 31, 2021	2	(40)	(38)
Period change	1	4	5
Balance as of June 30, 2021	$3	$(36)	$(33)

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three and six months ended June 30, 2022 and 2021. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2022	2021	% Change
Rooms
United States	492,400	484,800	2%
International	326,500	313,200	4%
Total rooms	818,900	798,000	3%

	Three Months Ended June 30,
	2022	2021	Change
RevPAR
United States	$55.57	$48.37	15%
International (a)	27.46	18.84	46%
Global RevPAR (a)	44.28	36.92	20%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.1%	2.2%	(10 bps)
Global average royalty rate	4.0%	4.2%	(20 bps)

	Six Months Ended June 30,
	2022	2021	% Change
RevPAR
United States	$48.87	$39.53	24%
International (b)	24.73	17.35	43%
Global RevPAR (b)	39.20	30.94	27%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.2%	2.1%	10 bps
Global average royalty rate	4.0%	4.1%	(10 bps)
______________________
(a)Excluding currency effects, international RevPAR increased 59% and global RevPAR increased 23%.
(b)Excluding currency effects, international RevPAR increased 53% and global RevPAR increased 29%.

As of June 30, 2022, rooms grew 3% compared to the prior year, reflecting 2% growth in the U.S. and 4% growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 6% and 12%, respectively.
Excluding currency effects, global RevPAR for the three and six months ended June 30, 2022 increased 23% and 29%, respectively compared to the prior year periods, including U.S. growth of 15% and 24%, respectively and international growth of 59% and 53%, respectively. The increases were driven by approximately 80% of stronger pricing power and 20% from higher occupancy levels.

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenues
Fee-related and other revenues	$354	$321	$33	10%
Cost reimbursement revenues	32	85	(53)	(62%)
Net revenues	386	406	(20)	(5%)
Expenses
Marketing, reservation and loyalty expense	133	105	28	27%
Cost reimbursement expense	32	85	(53)	(62%)
(Gain)/loss on asset sales	1	—	1	n/a
Other expenses	75	83	(8)	(10%)
Total expenses	241	273	(32)	(12%)
Operating income	145	133	12	9%
Interest expense, net	20	22	(2)	(9%)
Early extinguishment of debt	2	18	(16)	(89%)
Income before income taxes	123	93	30	32%
Provision for income taxes	31	25	6	24%
Net income	$92	$68	$24	35%

Net revenues for the three months ended June 30, 2022 decreased $20 million, or 5%, compared to the prior-year period, primarily driven by:
•$79 million of lower revenues associated with our select-service management and owned hotel businesses which were exited in 2022 and, of which $58 million represented cost-reimbursement revenues that have no impact on net income; partially offset by
•$26 million of higher marketing, reservation and loyalty fees, primarily reflecting the RevPAR increase;
•$16 million of higher royalty and franchise fees primarily due to higher RevPAR;
•$7 million of higher license and other fees;
•$5 million of higher cost-reimbursement revenues related to our remaining managed properties, which have no impact on net income; and
•$3 million of other revenues.
Total expenses for the three months ended June 30, 2022 decreased $32 million, or 12%, compared to the prior-year period, primarily driven by:
•    $76 million of lower expenses associated with our select-service management and owned hotel businesses which were exited in 2022, and of which $58 million represented cost-reimbursement expenses; partially offset by
•$28 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenues;
•$7 million of higher variable expenses primarily associated with the improvement in travel demand due to the COVID-19 recovery;
•$5 million of higher cost-reimbursement expenses related to our remaining managed properties; and
•$3 million of higher costs due to inflation, as expected.
Interest expense, net for the three months ended June 30, 2022 decreased $2 million, or 9%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021.
Early extinguishment of debt of $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B, while the $18 million in 2021 relates to the redemption of our $500 million senior notes.
Our effective tax rates were 25.2% and 26.9% during the three months ended June 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which our Company operates that have different tax rates from the U.S. statutory rate.

As a result of these items, net income for the three months ended June 30, 2022, increased $24 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,
	2022	2021
Net income	$92	$68
Provision for income taxes	31	25
Depreciation and amortization	17	24
Interest expense, net	20	22
Early extinguishment of debt	2	18
Stock-based compensation expense	9	8
Development advance notes amortization	3	2
Loss/(gain) on asset sales	1	—
Separation-related (income)/expenses	(1)	1
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$175	$168

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Net Revenues			Adjusted EBITDA
	2022	2021	% Change	2022	2021	% Change
Hotel Franchising	$335	$283	18%	$185	$166	11%
Hotel Management	51	123	(59%)	6	16	(63%)
Corporate and Other	—	—	n/a	(16)	(14)	(14%)
Total Company	$386	$406	(5%)	$175	$168	4%

Hotel Franchising

	Three Months Ended June 30,
	2022	2021	% Change
Total rooms	799,200	752,500	6%
Global RevPAR (a)	$43.74	$35.69	23%
______________________
(a)    Excluding currency effects, global RevPAR increased 25%.
Rooms increased 6% from the prior year period primarily due to global openings and the conversion of managed properties to franchise due to the completion of the exit from our select-service hotel management business.
Excluding currency effects, global RevPAR increased 25% from the prior year period due to a 16% increase in the U.S. and a 61% increase internationally.
Net revenues increased $52 million, or 18%, compared to the second quarter of 2021, primarily driven by:
•$26 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR increase;
•$16 million of higher royalty and franchise fees, primarily reflecting the RevPAR increase;
•$7 million of higher license and other fees; and
•$3 million of higher other revenues.
Adjusted EBITDA increased $19 million, or 11%, compared to the second quarter of 2021, primarily driven by the revenue increases discussed above, partially offset by $28 million of higher marketing expenses and $5 million of higher variable expenses primarily associated with the improvement in travel demand due to COVID-19 recovery.

Hotel Management

	Three Months Ended June 30,
	2022	2021	% Change
Total rooms	19,700	48,500	(59%)
Global RevPAR (a)	$65.13	$56.08	16%
______________________
(a)    Excluding currency effects, global RevPAR increased 19%.
Rooms declined 59% from the prior year period, driven by the conversion of managed properties to franchise due to the completion of the exit from our select-service hotel management business and the sales of our two owned hotels.
Excluding currency effects, global RevPAR increased 19% from the prior year period primarily due to the impact of the exit from our select-service hotel management business.
Net revenues decreased $72 million, or 59%, compared to the prior-year period, primarily driven by:
•$78 million of lower revenues associated with our select-service management and owned hotel businesses which we exited in 2022, and of which, $58 million represented cost-reimbursement revenues, that have no impact on adjusted EBITDA; partially offset by
•$5 million of higher cost-reimbursement revenues related to our full-service managed properties, that have no impact on adjusted EBITDA.
Adjusted EBITDA decreased $10 million compared to the prior-year period primarily driven by the revenue decreases discussed above (excluding cost reimbursements), partially offset by $12 million of lower expenses associated with our select-service management and owned hotel businesses.
Corporate and Other
Adjusted EBITDA was unfavorable by $2 million compared to the prior-year period, primarily due to inflationary cost pressures, as expected.

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenues
Fee-related and other revenues	$669	$554	$115	21%
Cost reimbursement revenues	88	155	(67)	(43%)
Net revenues	757	709	48	7%
Expenses
Marketing, reservation and loyalty expense	237	198	39	20%
Cost reimbursement expense	88	155	(67)	(43%)
(Gain)/loss on asset sales	(35)	—	(35)	n/a
Other expenses	162	159	3	2%
Total expenses	452	512	(60)	(12%)
Operating income	305	197	108	n/a
Interest expense, net	39	51	(12)	(24%)
Early extinguishment of debt	2	18	(16)	n/a
Income before income taxes	264	128	136	n/a
Provision for income taxes	66	35	31	n/a
Net income	$198	$93	$105	n/a

Net revenues for the six months ended June 30, 2022 increased $48 million, or 7%, compared to the prior-year period, primarily driven by:
•$53 million of higher marketing, reservation and loyalty fees primarily reflecting a 27% increase in global RevPAR due to the ongoing recovery in travel demand;

•$45 million of higher royalty and franchise fees primarily due to the RevPAR increase;
•$13 million of higher other revenues primarily due to favorable co-branded credit card activity;
•$12 million of higher cost-reimbursement revenues related to our full-service managed properties that have no impact on net income; and
•$6 million of higher license and other fees; partially offset by
•$81 million of lower revenues associated with our select-service management and owned hotel businesses which we exited in 2022 and, of which $79 million represented cost-reimbursement revenues which have no impact on net income.
Total expenses for the six months ended June 30, 2022 decreased $60 million, or 12%, compared to the prior-year period, primarily driven by:
•$89 million of lower expenses associated with our select-service management and owned hotel businesses, of which $79 million represented cost-reimbursement expenses as discussed above; and
•a $35 million gain related to the sale our owned hotel Wyndham Grand Bonnet Creek Resort in March 2022; partially offset by
•$39 million of higher marketing, reservation and loyalty expenses primarily due to the ongoing recovery of travel demand;
•$12 million of higher cost-reimbursement expenses related to our full-service managed properties;
•$10 million of higher variable expenses primarily associated with the improvement in travel demand due to the COVID-19 recovery; and
•$5 million of higher costs due to inflation, as expected.
Interest expense, net for the six months ended June 30, 2022 decreased $12 million, or 24%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021.
Early extinguishment of debt of $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B, while the $18 million in 2021 relates to the redemption of our $500 million senior notes.
Our effective tax rates were 25.0% and 27.3% during the six months ended June 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which our Company operates that have different tax rates from the U.S. statutory rate, as well as the remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates.
As a result of these items, net income for the six months ended June 30, 2022 increased $105 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2022	2021
Net income	$198	$93
Provision for income taxes	66	35
Depreciation and amortization	40	47
Interest expense, net	39	51
Early extinguishment of debt	2	18
Stock-based compensation expense	17	13
Development advance notes amortization	6	4
Separation-related (income)/expenses	(1)	3
Loss/(gain) on asset sales	(35)	—
Foreign currency impact of highly inflationary countries	2	1
Adjusted EBITDA	$334	$265

Following is a discussion of the results of each of our segments and Corporate and Other for the six months ended June 30, 2022 compared to June 30, 2021:

	Net Revenues			Adjusted EBITDA
	2022	2021	% Change	2022	2021	% Change
Hotel Franchising	$606	$492	23%	$340	$271	25%
Hotel Management	151	217	(30%)	26	22	18%
Corporate and Other	—	—	n/a	(32)	(28)	(14%)
Total Company	$757	$709	7%	$334	$265	26%

Hotel Franchising

	Six Months Ended June 30,
	2022	2021	% Change
Total rooms	799,200	752,500	6%
Global RevPAR (a)	$38.49	$29.89	29%
______________________
(a)    Excluding currency effects, global RevPAR increased 31%.
Excluding currency effects, global RevPAR increased 31% from the prior year period primarily due to a 25% increase in U.S. RevPAR and 54% internationally principally driven by stronger pricing power.
Net revenues for the six months ended June 30, 2022 increased $114 million, or 23%, compared to the prior-year period, primarily driven by:
•$53 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR increase;
•$42 million of higher royalty and franchise fees, primarily reflecting the RevPAR increase;
•$13 million of higher other revenues primarily due to favorable co-branded credit card activity; and
•$6 million of higher license and other fees.
Adjusted EBITDA for the six months ended June 30, 2022 increased $69 million, or 25%, compared to the prior-year period, primarily driven by the revenue increases discussed above, partially offset by:
•$39 million of higher marketing, reservation and loyalty expenses;
•$4 million of higher costs primarily reflecting variable expenses associated with the improvement in travel demand due to the COVID-19 recovery; and
•$2 million of higher costs due to inflation, as expected.
Hotel Management

	Six Months Ended June 30,
	2022	2021	% Change
Total rooms	19,700	45,500	(57%)
Global RevPAR (a)	$59.80	$47.04	27%
______________________
(a)    Excluding currency effects, global RevPAR increased 29%.
Excluding currency effects, global RevPAR increased 29% from the prior year period primarily due to the impact of the exit from our select-service hotel management business.
Net revenues for the six months ended June 30, 2022 decreased $66 million compared to the prior-year period, primarily driven by:
•$81 million of lower revenues associated with our select-service management and owned hotel businesses which we exited in 2022 and, of which $79 million represented cost-reimbursement revenues, that have no impact on adjusted EBITDA; partially offset by
•$12 million of higher cost-reimbursement revenues related to our full-service managed properties; and
•$2 million of higher management fees from stronger travel demand.

Adjusted EBITDA for the six months ended June 30, 2022 increased $4 million, or 18%, compared to the prior-year period, primarily driven by the revenue decreases discussed above (excluding cost reimbursements), partially offset by $6 million of lower expenses associated with the exit from our select-service hotel management business and owned hotel businesses.
Corporate and Other
Adjusted EBITDA for the six months ended June 30, 2022 was unfavorable by $4 million compared to the prior-year period primarily due to inflationary cost pressures, as expected.

DEVELOPMENT
We awarded 187 new contracts this quarter compared to 154 in the second quarter 2021. On June 30, 2022, our global development pipeline consisted of approximately 1,600 hotels and approximately 208,000 rooms, of which approximately 80% is in the midscale and above segments (nearly 70% in the U.S.). Our pipeline grew 9% year-over-year, including 17% domestically and 5% internationally. Approximately 62% of our development pipeline is international and 78% is new construction, of which approximately 36% has broken ground.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2022	December 31, 2021	Change
Total assets	$4,250	$4,269	$(19)
Total liabilities	3,154	3,180	(26)
Total stockholders’ equity	1,096	1,089	7

Total assets decreased $19 million from December 31, 2021 to June 30, 2022 primarily due to $154 million reduction in assets held for sale due to the completion of the sales of our two owned hotels and an $84 million reduction in intangible assets related to CorePoint Lodging, partially offset by a $229 million increase in cash as a result of the asset sales. Total liabilities decreased $26 million from December 31, 2021 to June 30, 2022 primarily due to a reduction in liabilities held for sale. Total equity increased $7 million from December 31, 2021 to June 30, 2022 primarily due to our net income for the period, partially offset by $180 million of stock repurchases and $59 million of dividends.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of June 30, 2022, our liquidity approximated $1.1 billion. Given the minimal capital needs of our business, the flexible cost infrastructure and the mitigation measures taken, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
In April 2022, we amended our $750 million revolving credit facility, extending the maturity from May 2023 to April 2027 on similar terms as the previous facility, and issued a new $400 million senior secured term loan A facility, which matures in April 2027. The proceeds from the term loan A were used to repay a portion of our then existing $1.5 billion term loan facility, which is scheduled to mature in May 2025. There was no increase in rates from the then existing $1.5 billion term loan facility to the new term loan A.
As of June 30, 2022, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of June 30, 2022, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2025, term loan A with a principal outstanding balance of $400 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $9 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%.

Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or the Secured Overnight Funding Rate (“SOFR”) plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
As of June 30, 2022, $1.1 billion of our term loan B is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $29 million asset as of June 30, 2022.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates for when the U.S. dollar LIBOR ceases to exist after June 2023. Our credit facility, as amended in April 2022, includes our revolving credit facility and term loans A and B. The revolver and term loan A are both based on SOFR. For the pre-existing term loan B, the credit facility gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto. In addition, the International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though the Company’s existing swaps will continue to reference LIBOR for the foreseeable future.
As of June 30, 2022, our credit rating was Ba1 from Moody’s Investors Service and BB+ from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
Cash provided by/(used in)
Operating activities	$242	$180	$62
Investing activities	244	(18)	262
Financing activities	(256)	(552)	296
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$229	$(390)	$619

Net cash provided by operating activities increased $62 million compared to the prior-year period primarily due to higher net income in 2022 as well as favorable collections experience and working capital management.
Net cash provided by investing activities increased $262 million compared to the prior-year period primarily due to the proceeds from the sales of our two owned hotels and the termination fee received from CorePoint Lodging in connection with the exit of our select-service management business in the first quarter of 2022.
Net cash used in financing activities decreased $296 million compared to the prior-year period primarily due to the absence of cash used for the redemption of our $500 million 5.375% senior unsecured notes in 2021, partially offset by $179 million of stock repurchases in 2022 and an increase of $29 million in dividends.

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
During the six months ended June 30, 2022, we spent $18 million on capital expenditures, primarily related to information technology, including digital innovation. During 2022, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the six months ended June 30, 2022, we spent $13 million on development advance notes, net of repayments. During 2022, we anticipate spending approximately $55 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
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
Due to our confidence in our ability to generate significant cash flow, the resiliency of our business model and the ongoing recovery of travel demand, we resumed our share repurchase program in August of 2021. Under our current stock repurchase program, we repurchased approximately 1.9 million shares at an average price of $75.30 for a cost of $142 million during the three months ended June 30, 2022. As of June 30, 2022, we had $302 million of remaining availability under our program.
Dividend Policy

We declared cash dividends of $0.32 per share in the first and second quarters of 2022 ($59 million in aggregate), which is consistent with our pre-pandemic quarterly dividend per share.

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2022, our annualized first-lien leverage ratio was 1.8 times which was unusually low due to the higher than normal cash balance as a result of the proceeds from the sale of our two owned hotels and the termination fee received from CorePoint Lodging in connection with the exit of our select-service management business in the first half of 2022.
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

As of June 30, 2022, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2021 Consolidated Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $444 million as of June 30, 2022. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $4 million increase or decrease in our annual interest expense.

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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2022. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2022, the absolute notional amount of our outstanding foreign exchange hedging instruments was $85 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $2 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of June 30, 2022, we had total net assets of $3 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2022, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million and in February 2022, increased an additional $400 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April	230,244	$85.77	230,244	$423,152,090
May	726,575	77.97	726,575	366,500,123
June	919,799	70.54	919,799	301,620,647
Total	1,876,618	$75.28	1,876,618	$301,620,647

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

WYNDHAM HOTELS & RESORTS, INC.

Date: July 27, 2022	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: July 27, 2022	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.