Form 10-Q
period 2022-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2022-10-26
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
88,324,241 shares of common stock outstanding as of September 30, 2022.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
October 26, 2022

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues
Royalties and franchise fees	$152	$144	$394	$344
Marketing, reservation and loyalty	159	149	416	353
Management and other fees	3	32	54	82
License and other fees	28	20	74	60
Other	33	32	107	92
Fee-related and other revenues	375	377	1,045	931
Cost reimbursements	32	86	119	242
Net revenues	407	463	1,164	1,173
Expenses
Marketing, reservation and loyalty	147	130	384	327
Operating	20	33	85	92
General and administrative	29	30	88	81
Cost reimbursements	32	86	119	242
Depreciation and amortization	18	23	58	70
Gain on asset sale, net	—	—	(35)	—
Separation-related	1	—	—	3
Total expenses	247	302	699	815
Operating income	160	161	465	358
Interest expense, net	21	22	60	73
Early extinguishment of debt	—	—	2	18
Income before income taxes	139	139	403	267
Provision for income taxes	38	36	104	72
Net income	$101	$103	$299	$195

Earnings per share
Basic	$1.13	$1.10	$3.28	$2.09
Diluted	1.13	1.09	3.26	2.08

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$101	$103	$299	$195
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(7)	(1)	(9)	—
Unrealized gains on cash flow hedges	19	4	59	22
Other comprehensive income, net of tax	12	3	50	22
Comprehensive income	$113	$106	$349	$217

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$286	$171
Trade receivables, net	253	246
Prepaid expenses	47	51
Other current assets	54	98
Assets held for sale	—	154
Total current assets	640	720
Property and equipment, net	102	106
Goodwill	1,525	1,525
Trademarks, net	1,229	1,202
Franchise agreements and other intangibles, net	381	473
Other non-current assets	333	243
Total assets	$4,210	$4,269
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$15	$21
Accounts payable	33	31
Deferred revenues	82	70
Accrued expenses and other current liabilities	270	258
Liabilities held for sale	—	17
Total current liabilities	400	397
Long-term debt	2,063	2,063
Deferred income taxes	347	366
Deferred revenues	163	165
Other non-current liabilities	181	189
Total liabilities	3,154	3,180
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 101.6 and 101.3 issued at September 30, 2022 and December 31, 2021	1	1
Treasury stock, at cost – 13.3 and 9.0 shares at September 30, 2022 and December 31, 2021	(831)	(519)
Additional paid-in capital	1,561	1,543
Retained earnings	290	79
Accumulated other comprehensive income/(loss)	35	(15)
Total stockholders’ equity	1,056	1,089
Total liabilities and stockholders’ equity	$4,210	$4,269

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$299	$195
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	58	70
(Recovery of)/provision for doubtful accounts	(3)	15
Deferred income taxes	(37)	4
Stock-based compensation	25	20
Gain on asset sale, net	(35)	—
Loss on early extinguishment of debt	2	18
Net change in assets and liabilities:
Trade receivables	(1)	(10)
Prepaid expenses	6	—
Other current assets	40	(6)
Accounts payable, accrued expenses and other current liabilities	4	18
Deferred revenues	20	14
Payments of development advance notes, net	(36)	(25)
Other, net	7	14
Net cash provided by operating activities	349	327
Investing activities
Property and equipment additions	(28)	(23)
Acquisition of hotel brand	(44)	—
Proceeds from loan repayments, net	—	3
Proceeds from asset sales, net	263	—
Other, net	(1)	(1)
Net cash provided by/(used in) investing activities	190	(21)
Financing activities
Proceeds from borrowings	400	45
Principal payments on long-term debt	(404)	(570)
Dividends to stockholders	(88)	(53)
Repurchases of common stock	(313)	(26)
Net share settlement of incentive equity awards	(11)	(7)
Other, net	(4)	5
Net cash used in financing activities	(420)	(606)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	115	(300)
Cash, cash equivalents and restricted cash, beginning of period	171	493
Cash, cash equivalents and restricted cash, end of period	$286	$193
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	31	31
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	—	—	(38)	—	—	—	(38)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	2	—	—	2
Balance as of March 31, 2022	92	1	(557)	1,544	155	16	1,159
Net income	—	—	—	—	92	—	92
Other comprehensive income	—	—	—	—	—	7	7
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(2)	—	(142)	—	—	—	(142)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	2	—	—	2
Balance as of June 30, 2022	90	1	(699)	1,553	218	23	1,096
Net income	—	—	—	—	101	—	101
Other comprehensive income	—	—	—	—	—	12	12
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(2)	—	(132)	—	—	—	(132)
Change in deferred compensation	—	—	—	8	—	—	8
Balance as of September 30, 2022	88	$1	$(831)	$1,561	$290	$35	$1,056

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	24	—	24
Other comprehensive income	—	—	—	—	—	14	14
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(5)	—	—	(5)
Change in deferred compensation	—	—	—	5	—	—	5
Exercise of stock options	—	—	—	4	—	—	4
Other	—	—	—	—	1	—	1
Balance as of March 31, 2021	93	1	(408)	1,508	(72)	(38)	991
Net income	—	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(15)	—	(15)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	4	—	—	4
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Balance as of June 30, 2021	94	1	(408)	1,519	(19)	(33)	1,060
Net income	—	—	—	—	103	—	103
Other comprehensive income	—	—	—	—	—	3	3
Dividends	—	—	—	—	(23)	—	(23)
Repurchase of common stock	(1)	—	(27)	—	—	—	(27)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	8	—	—	8
Other	—	—	(1)	1	—	—	—
Balance as of September 30, 2021	93	$1	$(436)	$1,527	$61	$(30)	$1,123

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

2. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements applicable to the Company during the nine months ended September 30, 2022.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Deferred initial franchise fee revenues	$141	$145
Deferred loyalty program revenues	86	76
Deferred other revenues	18	14
Total	$245	$235

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

	10/1/2022 - 9/30/2023	10/1/2023 - 9/30/2024	10/1/2024 - 9/30/2025	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$110	$141
Loyalty program revenues	54	21	9	2	86
Other revenues	12	1	1	4	18
Total	$82	$30	$17	$116	$245
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hotel Franchising
Royalties and franchise fees	$148	$137	$381	$327
Marketing, reservation and loyalty	159	149	416	353
License and other fees	28	20	74	60
Other	32	31	103	89
Total Hotel Franchising	367	337	974	829

Hotel Management
Royalties and franchise fees	4	7	13	17
Owned hotel revenues	—	23	42	57
Management fees	3	9	12	25
Cost reimbursements	32	86	119	242
Other	1	1	4	3
Total Hotel Management	40	126	190	344

Net revenues	$407	$463	$1,164	$1,173
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2022 and December 31, 2021, capitalized contract costs were $32 million and $33 million, respectively, of which $4 million and $5 million, respectively, was included in other current assets and $28 million for both periods, was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$101	$103	$299	$195

Basic weighted average shares outstanding	89.5	93.6	91.2	93.5
Stock options and restricted stock units (“RSUs”)	0.4	0.5	0.5	0.4
Diluted weighted average shares outstanding	89.9	94.1	91.7	93.9

Earnings per share:
Basic	$1.13	$1.10	$3.28	$2.09
Diluted	1.13	1.09	3.26	2.08

Dividends:
Cash dividends declared per share	$0.32	$0.24	$0.96	$0.56
Aggregate dividends paid to stockholders	$29	$23	$88	$53

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2021	9.0	$519	$57.55
For the nine months ended September 30, 2022	4.3	312	72.17
As of September 30, 2022	13.3	$831	$62.29

The Company had $169 million of remaining availability under its program as of September 30, 2022.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the nine months ended:

	2022	2021
Balance as of January 1,	$81	$72
(Recovery of)/provision for doubtful accounts	(3)	15
Bad debt write-offs	(6)	(8)
Balance as of September 30,	$72	$79

6. HOTEL BRAND ACQUISITION
During September 2022, the Company completed the acquisition of the Vienna House hotel brand for a total purchase price of $44 million. Vienna House’s portfolio consisted of 41 franchised hotels across Europe, predominantly in Germany. This acquisition enables the Company to grow the Vienna House brand by leveraging its vast global scale and franchise expertise and is consistent with the Company’s strategy to expand its brand portfolio and total system size.
The purchase price was allocated based on the relative fair value, on a pro rata basis, of the indefinite lived trademark and the franchise agreements acquired, which were assigned a 20 year life. The following table summarizes the fair value of the assets acquired in connection with Wyndham's acquisition of Vienna House:

Amount
Franchise agreements	$17
Trademark	27
Total assets acquired	$44

This acquisition was assigned to the Company’s Hotel Franchising segment. The results of operations of Vienna House have been included in the Consolidated Statements of Income since its date of acquisition. Such results were not material to the Company's results of operations for the three and nine months ended September 30, 2022.

7. ASSETS AND LIABILITIES HELD FOR SALE
During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. In March and May 2022, the Company completed the sales of its Wyndham Grand Bonnet Creek Resort and Wyndham Grand Rio Mar Resort, respectively, resulting in no assets or liabilities left held for sale. See Note 16 - Other Expenses and Charges for more information on the sales.
The Company’s Condensed Consolidated Balance Sheets include the following with respect to assets and liabilities held for sale:

	September 30, 2022	December 31, 2021
Assets:
Trade receivables, net	$—	$4
Other current assets	—	4
Property and equipment, net	—	146
Total assets held for sale	$—	$154

Liabilities:
Accrued expenses and other current liabilities	$—	$8
Deferred revenues	—	6
Other liabilities	—	3
Total liabilities held for sale	$—	$17

8. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount (a)			Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,525			$1,539	$14	$1,525

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,228			$1,201

Amortized intangible assets:
Franchise agreements	$912	$533	$379	$895	$513	$382
Management agreements	15	14	1	135	44	91
Trademarks	2	1	1	2	1	1
Other	1	—	1	1	1	—
	$930	$548	$382	$1,033	$559	$474
______________________
(a)    Due to the sale of its two owned hotels in 2022, the Company derecognized $14 million from its gross carrying value and accumulated impairment goodwill balances.
In March 2022, the Company completed the exit of its select-service hotel management business and received an $84 million termination fee, which under the terms of the agreement with CorePoint Lodging (“CPLG”) effectively resulted in the sale of the rights to the management contracts that were acquired as part of the La Quinta Holdings purchase in 2018. The termination fee proceeds were completely offset by the write-off of the remaining balance of the related hotel management contract intangible asset and thus resulted in a full recovery of such asset. The proceeds were reported in proceeds from asset sales, net on the Condensed Consolidated Statement of Cash Flows. The franchise agreements for these hotels remained in place at their stated fee structure.

9. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $4 million for both the three months ended September 30, 2022 and 2021, respectively, and $10 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively.
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

The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	September 30, 2022	December 31, 2021
Other non-current assets	$131	$108

Condensed Consolidated Statements of Income:	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Forgiveness of notes (a)	$3	$3	$9	$7
Bad debt expense related to notes	—	—	1	1
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statement of Income.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2022	2021
Payments of development advance notes	$(40)	$(26)
Proceeds from repayment of development advance notes	4	1
Payments of development advance notes, net	$(36)	$(25)

10. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. Through May 31, 2018, the Company was part of a consolidated U.S. federal income tax return and consolidated and combined state returns with Wyndham Worldwide (“former Parent”), now known as Travel + Leisure Co. The Company is no longer subject to federal, state and local, or foreign, income tax examinations for years prior to 2015.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The Company does not currently expect the IRA to have a material impact on its financial results, including on its annual estimated effective tax rate or liquidity.
The Company made cash income tax payments, net of refunds, of $75 million and $49 million for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company had $4 million and $48 million of income tax receivables as of September 30, 2022 and December 31, 2021, respectively, which was reported on other current assets on the Condensed Consolidated Balance Sheets.
The Company’s effective tax rates were 27.3% and 25.9% during the three months ended September 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate.
The Company’s effective tax rates were 25.8% and 27.0% during the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate, as well as the remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates.

11. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2022		December 31, 2021
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$—		$—
Term loan A (due April 2027)	399	3.38%	—
Term loan B (due May 2025)	1,139	3.61%	1,541	3.07%
4.375% senior unsecured notes (due August 2028)	494	4.38%	493	4.38%
Finance leases	46	4.50%	50	4.50%
Total long-term debt	2,078		2,084
Less: Current portion of long-term debt	15		21
Long-term debt	$2,063		$2,063
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $12 million and $15 million as of September 30, 2022 and December 31, 2021, respectively.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2022 matures as follows:

Long-Term Debt
Within 1 year	$15
Between 1 and 2 years	26
Between 2 and 3 years	1,170
Between 3 and 4 years	37
Between 4 and 5 years	321
Thereafter	509
Total	$2,078

As of September 30, 2022, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	9
Available capacity	$741
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
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million and $2 million as of September 30, 2022 and December 31, 2021, respectively.
Cash Flow Hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan B. The pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.48% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.99%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was an asset of $54 million and a liability of $23 million as of September 30, 2022 and December 31, 2021, respectively, which was included within other non-current assets and non-current liabilities on the Condensed Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $1 million of income and $7 million of expense for the three months ended September 30, 2022 and 2021, respectively, and $7 million and $19 million of expense for the nine months ended September 30, 2022 and 2021, respectively.
There was no hedging ineffectiveness recognized in the nine months ended September 30, 2022 or 2021. The Company expects to reclassify $28 million of gains from accumulated other comprehensive income (“AOCI”) (loss) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $21 million and $22 million for the three months ended September 30, 2022 and 2021, respectively, and $60 million and $73 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid related to such interest was $64 million and $81 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company incurred non-cash early extinguishment of debt costs of $2 million in 2022 relating to the credit agreement amendment and $400 million partial pay down of its term loan B, as discussed above, for the nine months ended September 30, 2022. For the nine months ended September 30, 2021 the Company incurred costs of $18 million relating to the redemption of its $500 million 5.375% senior unsecured notes redeemed in 2021.

12. FAIR VALUE
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

	September 30, 2022
	Carrying Amount	Estimated Fair Value
Debt	$2,078	$1,997

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, British Pound, Brazilian Real and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. Gains from freestanding foreign currency exchange contracts were $1 million and not material during the three months ended September 30, 2022 and 2021, respectively. The Company recognized gains of $3 million and $1 million from freestanding foreign currency exchange contracts during the nine months ended September 30, 2022 and 2021, respectively. Such gains are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were $1 million and not material during the three months ended September 30, 2022 and 2021, respectively. Foreign currency exchange losses related to Argentina were $2 million and $1 million during the nine months ended September 30, 2022 and 2021, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

13. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. These matters are in the pleading or discovery stages at this time. As of September 30, 2022, the Company is aware of approximately 30 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $3 million and $6 million as of September 30, 2022 and December 31, 2021, respectively. The Company also had receivables of $1 million and $3 million as of September 30, 2022 and December 31, 2021, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $3 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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
Former Parent’s Sale of its European Vacation Rentals Business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. During 2019, the Buyer notified former Parent of certain proposed post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. On December 13, 2021, former Parent entered into a settlement agreement, contingent upon regulatory approval, to settle the post-closing adjustment claims for $7 million which will be split one-third and two-thirds between the Company and former Parent, respectively. The Company had a $2 million reserve for such settlement as of December 31, 2021. During the third quarter of 2022, the settlement was approved by the regulatory authority and as a result, the Company paid $2 million for its obligation of the settlement and all claims on the Company were dismissed.

14. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2022, 5.1 million shares remained available.
During 2022, the Company granted incentive equity awards totaling $28 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratable over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $12 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) depending on the extent of the Company achieving certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2022 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2021	1.2		$60.37	0.3		$57.51
Granted (a)	0.3		82.19	0.1	(b)	82.74
Vested	(0.4)		58.51	—		—
Canceled	(0.1)		65.95	(0.1)		52.71
Balance as of September 30, 2022	1.0	(c)	$67.61	0.3	(d)	$73.04
______________________
(a)Represents awards granted by the Company primarily in March 2022.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of September 30, 2022 have an aggregate unrecognized compensation expense of $54 million, which is expected to be recognized over a weighted average period of 2.6 years.
(d)PSUs outstanding as of September 30, 2022 have an aggregate maximum potential unrecognized compensation expense of $19 million, which may be recognized over a weighted average period of 1.9 years based on attainment of targets.
There were no stock options granted in 2022. The activity related to stock options for the nine months ended September 30, 2022 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	1.1		$56.04
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of September 30, 2022	1.1		$55.85	3.9	$6
Unvested as of September 30, 2022	0.4	(a)	$55.13	4.2	$2
Exercisable as of September 30, 2022	0.7		$56.24	3.8	$4
______________________
(a)Unvested options as of September 30, 2022 are expected to vest over time and have an aggregate unrecognized compensation expense of $3 million, which will be recognized over a weighted average period of 1.6 years.

Stock-Based Compensation Expense
Stock-based compensation expense was $8 million and $7 million for the three months ended September 30, 2022 and 2021, respectively, and $25 million and $20 million for the nine months ended September 30, 2022 and 2021, respectively.

15. SEGMENT INFORMATION
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

	Three Months Ended September 30,
	2022		2021
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$367	$201	$337	$193
Hotel Management	40	7	126	16
Total Reportable Segments	407	208	463	209
Corporate and Other	—	(17)	—	(15)
Total Company	$407	$191	$463	$194
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021
Net income	$101	$103
Provision for income taxes	38	36
Depreciation and amortization	18	23
Interest expense, net	21	22
Stock-based compensation expense	8	7
Development advance notes amortization	3	3
Separation-related expenses	1	—
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$191	$194

	Nine Months Ended September 30,
	2022		2021
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$974	541	$829	$464
Hotel Management	190	33	344	38
Total Reportable Segments	1,164	574	1,173	502
Corporate and Other	—	(50)	—	(43)
Total Company	$1,164	524	$1,173	$459

The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2022	2021
Net income	$299	$195
Provision for income taxes	104	72
Depreciation and amortization	58	70
Interest expense, net	60	73
Early extinguishment of debt	2	18
Stock-based compensation expense	25	20
Development advance notes amortization	9	7
Gain on asset sale, net	(35)	—
Separation-related expenses	—	3
Foreign currency impact of highly inflationary countries	2	1
Adjusted EBITDA	$524	$459

16. OTHER EXPENSES AND CHARGES
Gain on Asset Sale, Net
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $35 million gain, net of transaction costs, for the nine months ended September 30, 2022 which was attributable to the Company's hotel management business and was reported within gain on asset sale, net on the Condensed Consolidated Statement of Income. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
In May 2022, the Company completed the sale of its Wyndham Grand Rio Mar Resort for gross proceeds of $62 million ($61 million, net of transaction costs). There was no gain or loss on the sale as the proceeds approximated adjusted net book value. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
Separation-Related
The Company recognized separation-related charges of $1 million for the three months ended September 30, 2022 primarily associated with a tax-related matter. In the nine months ending September 30, 2022, the charge of $1 million incurred in the third quarter was offset by the reversal of a $1 million reserve in the second quarter of 2022 relating to the settlement of an outstanding matter. For the three and nine months ended September 30, 2021, separation-related charges were not material and $3 million, respectively. Such charges primarily consisted of legal and tax-related costs.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	—	31	31
Balance as of March 31, 2022	2	14	16
Period change	(2)	9	7
Balance as of June 30, 2022	—	23	23
Period change	(7)	19	12
Balance as of September 30, 2022	$(7)	$42	$35

Net of Tax
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	14	14
Balance as of March 31, 2021	2	(40)	(38)
Period change	1	4	5
Balance as of June 30, 2021	3	(36)	(33)
Period change	(1)	4	3
Balance as of September 30, 2021	$2	$(32)	$(30)

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

OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2022 and 2021. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned, and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2022	2021	% Change
Rooms
United States	492,900	486,800	1%
International	343,100	315,800	9%
Total rooms	836,000	802,600	4%

	Three Months Ended September 30,
	2022	2021	Change
RevPAR
United States	$59.15	$57.73	2%
International (a)	34.79	27.15	28%
Global RevPAR (a)	49.17	45.80	7%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.1%	2.2%	(10 bps)
Global average royalty rate	3.9%	4.1%	(20 bps)

	Nine Months Ended September 30,
	2022	2021	% Change
RevPAR
United States	$52.32	$45.64	15%
International (b)	28.19	20.66	36%
Global RevPAR (b)	42.58	35.94	18%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.1%	2.2%	(10 bps)
Global average royalty rate	4.0%	4.1%	(10 bps)
______________________
(a)Excluding currency effects, international RevPAR increased 46% and global RevPAR increased 12%.
(b)Excluding currency effects, international RevPAR increased 50% and global RevPAR increased 22%.

As of September 30, 2022, global rooms grew 4% compared to the prior year, reflecting 1% growth in the U.S. and 9% growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 6% and 8%, respectively, as well as 80 basis points of growth globally and 200 basis points internationally from the acquisition of the Vienna House brand in the third quarter of 2022.
Excluding currency effects, global RevPAR for the three and nine months ended September 30, 2022 increased 12% and 22%, respectively compared to the prior year periods, including U.S. growth of 2% and 15%, respectively and international growth of 46% and 50%, respectively. The increases were primarily driven by stronger pricing power.

THREE MONTHS ENDED SEPTEMBER 30, 2022 VS. THREE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30,
	2022	2021	Change	% Change
Revenues
Fee-related and other revenues	$375	$377	$(2)	(1%)
Cost reimbursement revenues	32	86	(54)	(63%)
Net revenues	407	463	(56)	(12%)
Expenses
Marketing, reservation and loyalty expense	147	130	17	13%
Cost reimbursement expense	32	86	(54)	(63%)
Other expenses	68	86	(18)	(21%)
Total expenses	247	302	(55)	(18%)
Operating income	160	161	(1)	(1%)
Interest expense, net	21	22	(1)	(5%)
Income before income taxes	139	139	—	—%
Provision for income taxes	38	36	2	6%
Net income	$101	$103	$(2)	(2%)

Net revenues for the three months ended September 30, 2022 decreased $56 million, or 12%, compared to the prior-year period, primarily driven by $92 million of lower revenues associated with our select-service management and owned hotel businesses which were exited in the first half of 2022 and, of which $58 million represented cost-reimbursement revenues that have no impact on net income; partially offset by
•$13 million of higher royalty and franchise fees primarily due to higher RevPAR;
•$10 million of higher marketing, reservation and loyalty fees, primarily reflecting the RevPAR increase;
•$8 million of higher license and other fees;
•$4 million of higher cost-reimbursement revenues related to our remaining managed properties, which have no impact on net income; and
•$3 million of higher other revenues.
Total expenses for the three months ended September 30, 2022 decreased $55 million, or 18%, compared to the prior-year period, primarily driven by $87 million of lower expenses associated with our select-service management and owned hotel businesses which were exited in the first half of 2022, and of which $58 million represented cost-reimbursement expenses; partially offset by
•$20 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenues as well as timing of spend;
•$4 million of higher cost-reimbursement expenses related to our remaining managed properties;
•$3 million of higher variable expenses primarily associated with the improvement in travel demand due to the COVID-19 recovery; and
•$3 million of higher costs due to inflation, as expected.
Interest expense, net for the three months ended September 30, 2022 decreased $1 million, or 5%, compared to the prior-year period primarily due to higher interest income.
Our effective tax rates were 27.3% and 25.9% during the three months ended September 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which we operate that have different tax rates from the U.S. statutory rate.
As a result of these items, net income for the three months ended September 30, 2022 decreased $2 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2022	2021
Net income	$101	$103
Provision for income taxes	38	36
Depreciation and amortization	18	23
Interest expense, net	21	22
Stock-based compensation expense	8	7
Development advance notes amortization	3	3
Separation-related expenses	1	—
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$191	$194

Following is a discussion of the results of each of our segments and Corporate and Other for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Net Revenues			Adjusted EBITDA
	2022	2021	% Change	2022	2021	% Change
Hotel Franchising	$367	$337	9%	$201	$193	4%
Hotel Management	40	126	(68%)	7	16	(56%)
Corporate and Other	—	—	n/a	(17)	(15)	(13%)
Total Company	$407	$463	(12%)	$191	$194	(2%)

Hotel Franchising

	Three Months Ended September 30,
	2022	2021	% Change
Total rooms	816,300	758,600	8%
Global RevPAR (a)	$48.61	$44.67	9%
______________________
(a)    Excluding currency effects, global RevPAR increased 13%.
Rooms increased 8% from the prior year period primarily due to:
•Organic growth of 4%;
•The conversion of managed properties to franchise in connection with the exit of our select-service management business and the sales of our two owned hotels; and
•The acquisition of the Vienna House brand in the third quarter of 2022.
Excluding currency effects, global RevPAR increased 13% from the prior year period due to a 4% increase in the U.S. and a 46% increase internationally.
Net revenues increased $30 million, or 9%, compared to the third quarter of 2021, primarily driven by:
•$11 million of higher royalty and franchise fees, primarily reflecting the RevPAR increase;
•$10 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR increase; and
•$8 million of higher license and other fees.
Adjusted EBITDA increased $8 million, or 4%, compared to the third quarter of 2021, primarily driven by the revenue increases discussed above, partially offset by (i) a lower marketing underspend in the third quarter of 2022 versus third quarter of 2021 primarily reflecting the timing of spend and (ii) $1 million of higher costs due to inflation, as expected.

Hotel Management

	Three Months Ended September 30,
	2022	2021	% Change
Total rooms	19,700	44,000	(55%)
Global RevPAR (a)	$71.54	$64.63	11%
______________________
(a)    Excluding currency effects, global RevPAR increased 16%.
Rooms declined 55% from the prior year period, driven by the conversion of managed properties to franchise in connection with the exit of our select-service management business and the sale of our two owned hotels.
Excluding currency effects, global RevPAR increased 16% from the prior year period primarily due to the impact of the exit from our select-service hotel management business.
Net revenues decreased $86 million, or 68%, compared to the prior-year period, primarily driven by:
•$92 million of lower revenues associated with our select-service management and owned hotel businesses which we exited in the first half of 2022, of which, $58 million represented cost-reimbursement revenues, that have no impact on adjusted EBITDA; partially offset by
•$4 million of higher cost-reimbursement revenues related to our full-service managed properties, that have no impact on adjusted EBITDA.
Adjusted EBITDA decreased $9 million compared to the prior-year period primarily driven by the revenue decreases discussed above (excluding cost reimbursements), partially offset by $24 million of lower expenses associated with our select-service management and owned hotel businesses, which we exited in the first half of 2022.
Corporate and Other
Adjusted EBITDA was unfavorable by $2 million compared to the prior-year period primarily due to inflationary cost pressures, as expected.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenues
Fee-related and other revenues	$1,045	$931	$114	12%
Cost reimbursement revenues	119	242	(123)	(51%)
Net revenues	1,164	1,173	(9)	(1%)
Expenses
Marketing, reservation and loyalty expense	384	327	57	17%
Cost reimbursement expense	119	242	(123)	(51%)
Gain on asset sale, net	(35)	—	(35)	n/a
Other expenses	231	246	(15)	(6%)
Total expenses	699	815	(116)	(14%)
Operating income	465	358	107	30%
Interest expense, net	60	73	(13)	(18%)
Early extinguishment of debt	2	18	(16)	(89%)
Income before income taxes	403	267	136	51%
Provision for income taxes	104	72	32	44%
Net income	$299	$195	$104	53%

Net revenues for the nine months ended September 30, 2022 decreased $9 million, or 1%, compared to the prior-year period, primarily driven by $173 million of lower revenues associated with our select-service management and owned hotel businesses (which we exited in the first half of 2022) of which $137 million represented cost-reimbursement revenues which have no impact on net income; partially offset by

•$62 million of higher marketing, reservation and loyalty fees primarily reflecting a 18% increase in global RevPAR;
•$59 million of higher royalty and franchise fees primarily due to the RevPAR increase;
•$15 million of higher other revenues primarily due to favorable co-branded credit card activity;
•$15 million of higher cost-reimbursement revenues related to our full-service managed properties that have no impact on net income; and
•$14 million of higher license and other fees.
Total expenses for the nine months ended September 30, 2022 decreased $116 million, or 14%, compared to the prior-year period, primarily driven by $178 million of lower expenses associated with our select-service management and owned hotel businesses, of which $137 million represented cost-reimbursement expenses as discussed above; and
•a $35 million gain related to the sale our owned hotel Wyndham Grand Bonnet Creek Resort in March 2022; partially offset by
•$61 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenue and the timing of spend;
•$15 million of higher cost-reimbursement expenses related to our full-service managed properties;
•$15 million of higher variable expenses primarily associated with the improvement in travel demand due to the COVID-19 recovery; and
•$7 million of higher costs due to inflation, as expected.
Interest expense, net for the nine months ended September 30, 2022 decreased $13 million, or 18%, compared to the prior-year period as a result of the redemption of our $500 million senior notes in April 2021.
Early extinguishment of debt of $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B, while the $18 million in 2021 relates to the redemption of our $500 million senior notes.
Our effective tax rates were 25.8% and 27.0% during the nine months ended September 30, 2022 and 2021, respectively. The change was primarily due to the mix of earnings and losses between the U.S. and foreign jurisdictions in which we operate that have different tax rates from the U.S. statutory rate, as well as the remeasurement of net deferred tax liabilities as a result of changes in certain state tax rates.
As a result of these items, net income for the nine months ended September 30, 2022 increased $104 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2022	2021
Net income	$299	$195
Provision for income taxes	104	72
Depreciation and amortization	58	70
Interest expense, net	60	73
Early extinguishment of debt	2	18
Stock-based compensation expense	25	20
Development advance notes amortization	9	7
Gain on asset sale, net	(35)	—
Separation-related expenses	—	3
Foreign currency impact of highly inflationary countries	2	1
Adjusted EBITDA	$524	$459

Following is a discussion of the results of each of our segments and Corporate and Other for the nine months ended September 30, 2022 compared to September 30, 2021:

	Net Revenues			Adjusted EBITDA
	2022	2021	% Change	2022	2021	% Change
Hotel Franchising	$974	$829	17%	$541	$464	17%
Hotel Management	190	344	(45%)	33	38	(13%)
Corporate and Other	—	—	n/a	(50)	(43)	(16%)
Total Company	$1,164	$1,173	(1%)	$524	$459	14%

Hotel Franchising

	Nine Months Ended September 30,
	2022	2021	% Change
Total rooms	816,300	758,600	8%
Global RevPAR (a)	$41.94	$34.88	20%
______________________
(a)    Excluding currency effects, global RevPAR increased 24%.
Excluding currency effects, global RevPAR increased 24% from the prior year period primarily due to a RevPAR increase of 16% in the U.S. and 51% in international principally driven by stronger pricing power.
Net revenues for the nine months ended September 30, 2022 increased $145 million, or 17%, compared to the prior-year period, primarily driven by:
•$63 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR increase;
•$54 million of higher royalty and franchise fees, primarily reflecting the RevPAR increase;
•$14 million of higher other revenues primarily due to favorable co-branded credit card activity; and
•$14 million of higher license and other fees.
Adjusted EBITDA for the nine months ended September 30, 2022 increased $77 million, or 17%, compared to the prior-year period, primarily driven by the revenue increases discussed above, partially offset by:
•$61 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenue and the timing of spend;
•$6 million of higher costs primarily reflecting variable expenses associated with the improvement in travel demand due to the COVID-19 recovery; and
•$3 million of higher costs due to inflation, as expected.
Hotel Management

	Nine Months Ended September 30,
	2022	2021	% Change
Total rooms	19,700	44,000	(55%)
Global RevPAR (a)	$63.02	$52.67	20%
______________________
(a)    Excluding currency effects, global RevPAR increased 23%.
Excluding currency effects, global RevPAR increased 23% from the prior year period primarily due to the impact of the exit from our select-service management business.
Net revenues for the nine months ended September 30, 2022 decreased $154 million compared to the prior-year period, primarily driven by:
•$173 million of lower revenues associated with our select-service management and owned hotel businesses which we exited in the first half of 2022 and, of which $137 million represented cost-reimbursement revenues, that have no impact on adjusted EBITDA; partially offset by
•$15 million of higher cost-reimbursement revenues related to our full-service managed properties; and
•$2 million of higher management fees driven by the increase in RevPAR.

Adjusted EBITDA for the nine months ended September 30, 2022 decreased $5 million, or 13% compared to the prior-year period primarily driven by the revenue decreases discussed above (excluding cost reimbursements), partially offset by $30 million of lower expenses associated with the exit from our select-service hotel management business and owned hotel businesses.
Corporate and Other
Adjusted EBITDA for the nine months ended September 30, 2022 was unfavorable by $7 million compared to the prior-year period primarily due to inflationary cost pressures, as expected.

DEVELOPMENT
We awarded 214 new contracts this quarter compared to 151 in the third quarter 2021. On September 30, 2022, our global development pipeline consisted of over 1,600 hotels and over 212,000 rooms, of which approximately 76% is in the midscale and above segments (61% in the U.S.). Our pipeline grew 10% year-over-year, including 24% in the U.S. and 2% internationally. Approximately 60% of our development pipeline is international and 80% is new construction, of which approximately 36% has broken ground. Our pipeline includes 120 new contracts awarded for our new extended-stay brand since its launch in March 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2022	December 31, 2021	Change
Total assets	$4,210	$4,269	$(59)
Total liabilities	3,154	3,180	(26)
Total stockholders’ equity	1,056	1,089	(33)

Total assets decreased $59 million from December 31, 2021 to September 30, 2022 primarily due to a $154 million reduction in assets held for sale due to the completion of the sales of our two owned hotels and an $84 million reduction in intangible assets related to the CorePoint Lodging transaction, partially offset by a $115 million increase in cash primarily related to the aforementioned transactions and the $44 million addition to intangible assets for the Vienna House acquisition. Total liabilities decreased $26 million from December 31, 2021 to September 30, 2022 primarily due to a reduction in liabilities held for sale as a result of the completion of the owned hotel sales. Total equity decreased $33 million from December 31, 2021 to September 30, 2022 primarily due to $312 million of stock repurchases and $88 million of dividend payments, partially offset by our net income and a $50 million increase in accumulated other comprehensive income primarily associated with the change in fair value of our cash flow hedges.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of September 30, 2022, our liquidity approximated $1.0 billion. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
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
As of September 30, 2022, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of September 30, 2022, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2025, term loan A with a principal outstanding balance of $400 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $9 million was allocated to outstanding letters of credit. The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%.
Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or the Secured Overnight Funding Rate (“SOFR”) plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries.
As of September 30, 2022, $1.1 billion of our term loan B is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $54 million asset as of September 30, 2022.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates for when the U.S. dollar LIBOR ceases to exist after June 2023. Our credit facility, as amended in April 2022, includes our revolving credit facility and term loans A and B. The revolver and term loan A are both based on SOFR. For the pre-existing term loan B, the credit facility gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto. In addition, the International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though our existing swaps will continue to reference LIBOR for the foreseeable future.
As of September 30, 2022, our credit rating was Ba1 from Moody’s Investors Service and BB+ from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
Cash provided by/(used in)
Operating activities	$349	$327	$22
Investing activities	190	(21)	211
Financing activities	(420)	(606)	186
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	—	(4)
Net change in cash, cash equivalents and restricted cash	$115	$(300)	$415

Net cash provided by operating activities increased $22 million compared to the prior-year period primarily due to favorable working capital management.
Net cash provided by investing activities increased $211 million compared to the prior-year period primarily due to the proceeds from the sales of our two owned hotels and the termination fee received from CorePoint Lodging in connection with the exit of our select-service management business in the first quarter of 2022, partially offset by $44 million of cash used for the acquisition of the Vienna House brand in September 2022.
Net cash used in financing activities decreased $186 million compared to the prior-year period primarily due to the absence of cash used for the redemption of our $500 million 5.375% senior unsecured notes in 2021, partially offset by increases of $287 million in stock repurchases and $35 million in dividend payments.

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
During the nine months ended September 30, 2022, we spent $28 million on capital expenditures, primarily related to information technology, including digital innovation. During 2022, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the nine months ended September 30, 2022, we spent $36 million on development advance notes, net of repayments. During 2022, we anticipate spending approximately $55 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
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
Under our current stock repurchase program, we repurchased approximately 1.9 million shares at an average price of $66.58 for a cost of $132 million during the three months ended September 30, 2022. As of September 30, 2022, we had $169 million of remaining availability under our program. In October 2022, our Board increased the capacity of the program by an additional $400 million.
Dividend Policy

We declared cash dividends of $0.32 per share in each of the first, second and third quarters of 2022 ($88 million in aggregate), which is consistent with our pre-pandemic quarterly dividend per share.

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2022, our annualized first-lien leverage ratio was 2.0 times which was unusually low due to our higher than normal cash balance as a result of the proceeds from the sale of our two owned hotels and the termination fee received from CorePoint Lodging in connection with the exit of our select-service management business in the first half of 2022.
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

As of September 30, 2022, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $3 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 13 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 12 - Fair Value to the Condensed Consolidated Financial Statements. Our principal market exposures are interest rate and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $444 million as of September 30, 2022. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $1 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $4 million increase or decrease in our annual interest expense.

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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2022. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2022, the absolute notional amount of our outstanding foreign exchange hedging instruments was $131 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2022, we had total net assets of $3 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2022, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 13 - Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million and in February 2022, increased an additional $400 million. In October 2022, our Board increased the capacity of the program by an additional $400 million. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	644,043	$67.29	644,043	$258,281,903
August	638,048	69.02	638,048	214,242,384
September	711,666	63.71	711,666	168,905,168
Total	1,993,757	$66.57	1,993,757	$168,905,168

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

WYNDHAM HOTELS & RESORTS, INC.

Date: October 26, 2022	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: October 26, 2022	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Second Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed May 13, 2020)
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.