Form 10-K
period 2022-12-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2023-02-16
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, was $5.88 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2023, the registrant had outstanding 86,359,043 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures; the worsening of the effects from the coronavirus pandemic (“COVID-19”), it's scope, duration, resurgence and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and restrictions on travel; our continued performance during the recovery from COVID-19, and any resurgence or mutations of the virus; concerns with or threats of other pandemics, contagious diseases or health epidemics, including the effects of COVID-19; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflict between Russia and Ukraine; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for, and the timing and amount of any future share repurchases and/or dividends, as well as the risks described under Part I, Item 1A – Risk Factors.
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
Item 1. Business.
Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”, the “Company”, “we”, “our” or “us”) is the world’s largest hotel franchising company by number of hotels, with approximately 9,100 affiliated hotels with approximately 843,000 rooms located in over 95 countries and welcoming over 130 million guests annually worldwide. We operate a hotel portfolio of 24 brands, including Vienna House, which we acquired in 2022 and ECHO Suites Extended Stay by Wyndham, our first economy extended stay brand that we launched in the first quarter of 2022. Our 24 brands are primarily located in secondary and tertiary cities and approximately 80% of the U.S. population lives within ten miles of at least one of our affiliated hotels. Our mission is to make hotel travel possible for all. Wherever people go, Wyndham will be there to welcome them. We boast a remarkably asset-light business model dramatically limiting our capital needs and our exposure to the rising wage environment.

The following chart presents the number of branded hotels associated with each of the five largest traditional hotel franchise companies as of December 31, 2022, except for IHG which is as of September 30, 2022:
         Source: Companies’ public disclosures
Our widely recognized brands with select-service focus offer a breadth of options for franchisees and a wide range of price points and experiences for our guests. We are a global leader in the economy and midscale chain scales where our brands represent approximately 30% of branded rooms in the United States, and also have a strong presence in the upper midscale chain scale.

The following charts illustrate our system size (by rooms) as of December 31, 2022:
______________________
* Royalty contribution by geography for 2022 was as follows: U.S. 85%, Canada 5%, EMEA 5%, Asia Pacific 3% and LATAM 2%.
** LATAM is representative of Latin America and the Caribbean.
*** EMEA is representative of Europe, the Middle East, Eurasia and Africa.

As of December 31, 2022, our brand portfolio consisted of the following:

	Global Full Year RevPAR		North America		Asia Pacific
			U.S.	Canada	Greater China	Rest of Asia	EMEA	LATAM	Total
Economy
Super 8	$28.96	Properties	1,468	122	1,087	1	12	1	2,691
		Rooms	87,560	7,934	66,605	50	1,974	50	164,173
Days Inn	$40.69	Properties	1,284	105	51	12	55	9	1,516
		Rooms	92,981	8,210	7,920	1,782	3,347	747	114,987
Travelodge	$39.61	Properties	340	101	—	—	—	—	441
		Rooms	23,200	7,914	—	—	—	—	31,114
Microtel	$47.59	Properties	293	26	14	15	—	8	356
		Rooms	20,699	2,283	1,775	1,118	—	955	26,830
Howard Johnson	$27.06	Properties	148	18	72	2	7	40	287
		Rooms	11,335	1,207	21,538	1,902	790	2,563	39,335
Total Economy	$34.54	Properties	3,533	372	1,224	30	74	58	5,291
		Rooms	235,775	27,548	97,838	4,852	6,111	4,315	376,439
Midscale
La Quinta	$64.47	Properties	901	2	2	1	4	8	918
		Rooms	87,020	133	704	188	765	953	89,763
Ramada	$33.17	Properties	298	77	142	66	237	31	851
		Rooms	34,834	7,333	28,493	13,286	31,968	4,430	120,344
Baymont	$42.16	Properties	521	6	—	—	—	1	528
		Rooms	39,521	404	—	—	—	118	40,043
AmericInn	$57.88	Properties	215	—	—	—	—	—	215
		Rooms	12,653	—	—	—	—	—	12,653
Wingate	$56.16	Properties	180	8	8	—	—	—	196
		Rooms	16,017	822	1,202	—	—	—	18,041
Wyndham Alltra	NM	Properties	—	—	—	—	—	3	3
		Rooms	—	—	—	—	—	974	974
Wyndham Garden	$43.21	Properties	64	5	25	10	26	19	149
		Rooms	10,368	851	5,200	1,427	4,315	2,613	24,774
Ramada Encore	$20.29	Properties	—	—	29	12	23	12	76
		Rooms	—	—	4,051	3,348	2,633	1,656	11,688
Hawthorn	$57.57	Properties	67	—	—	—	5	—	72
		Rooms	5,462	—	—	—	504	—	5,966
Trademark Collection	$57.89	Properties	64	14	—	12	81	14	185
		Rooms	10,431	1,917	—	609	12,585	2,294	27,836
TRYP	$45.68	Properties	9	—	—	1	27	16	53
		Rooms	991	—	—	191	3,830	1,931	6,943
Total Midscale	$47.13	Properties	2,319	112	206	102	403	104	3,246
		Rooms	217,297	11,460	39,650	19,049	56,600	14,969	359,025
Upscale
Wyndham	$47.25	Properties	46	1	39	18	23	41	168
		Rooms	11,918	235	11,303	4,279	3,673	9,009	40,417
Wyndham Grand	$57.95	Properties	10	—	38	6	15	1	70
		Rooms	3,037	—	12,298	1,797	3,644	346	21,122
Dazzler	$46.80	Properties	—	—	—	—	—	14	14
		Rooms	—	—	—	—	—	1,798	1,798
Esplendor	$40.51	Properties	—	—	—	—	—	9	9
		Rooms	—	—	—	—	—	806	806
Dolce	$76.00	Properties	4	3	—	1	9	1	18
		Rooms	960	276	—	342	2,738	341	4,657
Vienna House	NM	Properties	—	—	—	—	41	—	41
		Rooms	—	—	—	—	6,404	—	6,404
Total Upscale	$53.26	Properties	60	4	77	25	88	66	320
		Rooms	15,915	511	23,601	6,418	16,459	12,300	75,204
Luxury
Registry Collection	$122.52	Properties	—	—	—	—	—	16	16
		Rooms	—	—	—	—	—	6,827	6,827
Affiliated properties (a)
		Properties	169	3	—	11	—	3	186
		Rooms	24,847	44	—	47	—	77	25,015
Total (b)	$41.88	Properties	6,081	491	1,507	168	565	247	9,059
		Rooms	493,834	39,563	161,089	30,366	79,170	38,488	842,510
______________________
(a)Affiliated properties represent properties under affiliation arrangements with former Parent or other third parties.
(b)Excludes ECHO Suites Extended Stay by Wyndham, which did not have any open hotels as of December 31, 2022, though 170 hotels were added to the pipeline since the launch in March 2022 and three had broken ground during 2022.
NM - not meaningful.

The following table presents the changes in our portfolio for the last three years:

	As of December 31,
	2022		2021		2020
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	8,950	810,100	8,941	795,900	9,280	831,000
Additions	490	70,400	415	53,100	322	35,600
Deletions (a)	(381)	(38,000)	(406)	(38,900)	(661)	(70,700)
Ending balance	9,059	842,500	8,950	810,100	8,941	795,900
______________________
(a)2020 includes the deletion of 214 properties and approximately 18,500 rooms from the termination of non-compliant and brand detracting rooms, 20 properties and approximately 2,900 unprofitable rooms in connection with a guaranteed management contract and three properties and approximately 5,300 low-royalty rooms in connection with hotel sales by a strategic partner.
In addition to our current hotel portfolio, we have over 1,700 properties and approximately 219,000 rooms in our development pipeline throughout 60 countries including 13 where we do not currently have a presence. As of December 31, 2022, approximately 40% of our pipeline was located in the U.S. and 60% was located internationally; 80% of our pipeline was for new construction properties, of which 36% have broken ground and 20% represented conversion opportunities.
Our pipeline is typically only a subset of our development activity in any given period as some of our hotel additions are executed and opened in less than 90 days and therefore may never appear in our pipeline. However, we use the pipeline to gauge interest in our brands and our continued ability to drive our net room growth projections.
Our franchise sales team consists of nearly 150 professionals throughout the world. Our sales team is focused on growing our franchise business through conversions of existing branded and independent hotels and partnering with developers to brand newly constructed hotels. In addition to a regional presence in the United States, we currently have sales teams located in England, Turkey, United Arab Emirates, China, Singapore, Canada, India, Mexico, Brazil, Argentina, Columbia and Australia. Our international presence in key countries allows us to quickly adapt to changes in the increasingly dynamic global marketplace and to capitalize on new opportunities as they emerge.
In 2022, our sales team executed 882 contracts representing over 113,000 rooms. A key component of driving our net room growth is our ability to retain properties within our system. Our 2022 global retention rate was over 95%, which was a 20 basis point improvement from 2021. Our 2022 U.S. retention rate was also over 95%.
Our Guest Loyalty Program
Wyndham Rewards is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each qualified stay at all of our active properties, which are then redeemable for free nights and other goods and services. Members can use points for stays at over 50,000 properties, including stays at thousands of hotels, vacation clubs and vacation rentals globally as well as merchandise, gift cards, airlines, charities, and tours and activities. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels.
Wyndham Rewards has been recognized as one of the simplest, most rewarding loyalty programs in the hotel industry, providing more value to members than any other program. It has won more than 100 awards and accolades in recent years and was recently ranked #1 “Best Hotel Loyalty Program” in USA TODAY 10 Best Readers’ Choice Awards for the fifth time and as one of the best hotel rewards programs by US News & World Report and WalletHub.
Wyndham Rewards has approximately 99 million enrolled members. Our members accounted for over 37% of check-ins at our affiliated hotels globally and over 48% in the United States. Total membership grew 6% in 2020 and 7% in both 2021 and 2022, with approximately 7 million new enrolled members added in 2022. Our franchisees benefit from the program through repeat stays and members benefit through free night stays, as well as other redemption options for their points, such as gift cards, merchandise and experiences. The program is funded by contributions from eligible revenues generated by Wyndham Rewards members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Wyndham Rewards points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

OUR FRANCHISING BUSINESS
Hotel Franchising Segment Adjusted EBITDA (a) ($ in millions)
______________________
(a)See Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of adjusted EBITDA and the reconciliation of net income/(loss) to adjusted EBITDA. Adjusted EBITDA has been recasted to conform with the current year presentation for 2018 through 2020. 2020 adjusted EBITDA was impacted by COVID-19.
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
During 2022, we completed the sale of our two owned hotels and exited our select-service management business. As a result of these transactions, we decreased the number of our managed hotels by 158 during the year.
As of December 31, 2022, we had 72 full-service hotels under management contracts, located primarily in international markets such as Argentina, China and the Middle East. We manage full-service properties under our brands, primarily under the Wyndham, Wyndham Grand, Wyndham Garden, Dolce, Ramada, Dazzler and Esplendor brands in major markets and resort destinations globally. The duration of our management agreements is typically 10 to 20 years. We earn a base management fee, which is based on a percentage of the hotel’s total revenue, and in some cases we earn an incentive fee, which is based on achieving performance metrics agreed upon with hotel owners. Under our management arrangements, we provide all the benefits of a franchising agreement and also conduct the day-to-day-operations of the hotel on behalf of the owner.

OUR STRATEGY
As the world’s largest hotel franchising company by number of hotels, with approximately 9,100 hotels under 24 brands across over 95 countries, Wyndham Hotels & Resorts is an asset-light business with significant cash generation capabilities. Our company’s mission is to make hotel travel possible for all, and our vision is to be the world’s leading provider of select-service hotel brands by delivering the best value to owners and guests.

In support of our mission and vision, our 2023 strategic priorities are organized around the following primary goals and objectives:
•drive net room growth of 2-4%, including an improvement in the retention rate of our current global system, through the continued investment in new brands, system refreshes and other programs, as well as expanding our portfolio reach across adjacent segments and geographies; and
•increase owners’ profitability by optimizing property revenue and maximizing market share through continued digital innovation, capturing increase share of growing spend from the Infrastructure and CHIPS and Science Acts and reducing on-property labor and operating costs through state-of-the-art, owner-first technology solutions and services that improve guest experience and increase hotel operating efficiencies.

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

HUMAN CAPITAL
As of December 31, 2022, we had approximately 2,500 employees, consisting of approximately 1,100 employees outside of the United States. Our workforce is comprised of approximately 2,050 corporate employees and approximately 450 managed property employees.
Culture
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
Ethical leadership starts with our Board of Directors, and is shared by senior management with every team member across every brand and business at Wyndham Hotels & Resorts. Our Business Principles guide our interactions and set the standard for how every one of us should approach our work in service to our mission. All team members are expected to embrace our shared values and principles, and do their part in maintaining the highest ethical standards and behavior as we grow in communities worldwide.
Career Development
Our team members’ career development is key to our ability to attract, reward, and retain the best talent and a top priority at Wyndham. We actively seek to identify and develop talent throughout the organization and maintain a long-standing practice to support the growth and development of all our team members at every stage of their careers. We develop and curate various learning content in partnership with external providers to ensure that team members maintain the knowledge, skills and abilities they need to succeed. These experiences include on-the-job practice, coaching and counseling, effective performance appraisals and honest, timely feedback as well as a vast array of formal leadership programs. Wyndham University, our global learning system, provides our team members with access to a robust learning library that is flexible and accessible to help our team members learn, grow and thrive.
Diversity, Equity and Inclusion
We respect differences in people, ideas and experiences. Our core values, grounded in caring, respect, inclusiveness and fundamental human rights, infuse different perspectives that reflect our diverse customers, team members, and communities worldwide. While we continue to be recognized for the progress we have made on our Diversity, Equity and Inclusion journey, we know we can do more. We added a diversity, equity and inclusion goal to performance reviews of all team members; bolstered our efforts to recruit, retain and promote diverse talent; expanded our supplier diversity program; and continued our robust diversity, equity and inclusion training programs – all to inspire our people to contribute to meaningful change in our company, our industry, our communities and the world.
Wyndham has seven global affinity business groups. These affinity groups serve as fully inclusive networks where empowered team members foster innovation, help us grow, and enhance global diversity, equity and inclusion globally. Members of our executive committee serve as sponsors of the affinity groups where they serve as allies, mentors and advocates.
Our company was named the best place to work for LGBTQ Equality by earning a perfect score, for the fifth consecutive year, on the Human Rights Campaign’s Corporate Equality Index—a national benchmarking survey on practices related to LGBTQ equality. The Company was also named a 2022 Noteworthy Company for Diversity by Diversity Inc., awarded the VETS Indexes Recognized Employer designation as part of the 2022 VETS Indexes Employer Awards, a Forbes 2022 The Best Employers for Diversity, a 2022 Military Friendly Employer and Military Friendly Supplier Diversity Program by VIQTORY in acknowledgement of our commitment to create sustainable and meaningful benefits for our military community. For the third consecutive year, Wyndham was named one of the Best Places to Work in New Jersey by New Jersey Business Magazine in 2022, we were on Newsweek’s 2022 Most Loved Workplaces list and Forbes recognized Wyndham on its 2022 list of World’s Best Employers and America’s Best Employers.
Throughout our value chain, from team members, franchisees, partners and suppliers to the community and our guests, we believe that diversity of backgrounds, cultures and experiences helps drive our company’s success.
Wellness: Our “Be Well” Program
We are committed to offering programs that focus on the total well-being of all our team members. We also understand that nutrition, exercise, lifestyle management, physical, mental, and emotional wellness, financial health and the quality of the environment in which we work and live are also critical priorities for each of our team members. We believe that health and wellness promote both professional and personal productivity, achievement, and fulfillment, ultimately making us stronger across the organization. To encourage all our team members to lead healthier lifestyles while balancing family, work and other responsibilities, we offer several resources under our Be Well program, including free clinic services, an onsite fitness facility and a Wyndham Relief Fund to help employees who are facing financial hardship.

HUMAN RIGHTS
Human rights are a basic right entitled to all. We remain committed to the well-being and safety of our team members, guests and all those that connect to our industry. In 2022, we continued to donate and activate our team members and approximately 99 million enrolled Wyndham Rewards members to support humanitarian causes around the world.
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
We, along with other leaders in our industry, remain committed to supporting our industry’s efforts to end human trafficking. We have worked to enhance our policies and mandated training for all our team members to help them identify and report trafficking activities.
We are proud to work with a number of organizations including ECPAT-USA, an organization whose mission is to protect every child’s human right to grow up free from the threat of sexual exploitation and trafficking.
We also support Polaris, a non-profit organization that spearheads the effort to fight against human trafficking and operates the U.S. National Human Trafficking Hotline, to which Wyndham donates Wyndham Rewards points to provide victims with temporary safe housing. As part of our giving efforts, Wyndham Rewards and its members have donated approximately 170 million points since inception to various non-profit organizations, including organizations supporting humanitarian causes to redeem for travel and other related goods and services.

ENVIRONMENTAL IMPACT
We are committed to operating sustainably in a way that provides outstanding experiences for those we serve through places to stay that are environmentally responsible. We engage team members, owners and operators around the world to uphold and leverage our core values to think globally and execute locally.
We developed the Wyndham Green Program, which was designed to show how hotels can reduce operating costs through efficiency, help drive revenue from environmentally conscious travelers, remain competitive in the market and increase brand loyalty. The Wyndham Green Program consists of two integral components: 1) the Wyndham Green Certification, our internal certification with best practices to address energy and water conservation, waste diversion, operational efficiency, as well as guest, team member and franchisee education and engagement, and 2) the Wyndham Green Toolbox, a proprietary environmental management tool that tracks, measures and reports environmental performance data to help hotels improve energy efficiency, reduce emissions, conserve water, and reduce waste – thus minimizing environmental impact.
The UN Sustainable Development Goals serve as a strategic guide for our sustainability program, which helps advance our company’s mission of making hotel travel possible for all. Our focus includes:
•Embarking on a multi-decade journey to help our franchisees reduce their greenhouse gas emissions in alignment with efforts to limit the rise in global temperatures in part by providing tools and best practices through our Wyndham Green Program.
•Promoting best practices around water conservation at these hotels through our Wyndham Green Program; supporting the access to clean water to all through our community partnerships; and reducing single-use plastics to keep our waterways and oceans pollution-free and safe for wildlife.
•Sharing best practices around waste diversion through our Wyndham Green Program in order to reduce waste sent to landfills.
•Promoting and expanding best practices for biodiversity protection across hotels in our system; partnering with suppliers to make a meaningful impact to protect forests and biodiversity.
We remain committed to helping our franchisees reduce the energy, water and carbon footprint of their hotels as we work towards achieving our 2025 environmental targets. We continuously evaluate opportunities to increase efficiencies and the usage of renewable energy where feasible as we update our decarbonization plans with longer term targets in alignment with climate science.
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
During the fourth quarter of 2022, Wyndham was named to the Dow Jones Sustainability World Index, which consists of the top 10% of the largest 2,500 stocks in the S&P Global Broad Market Index based on their sustainability and environmental practices. As more travelers are looking for environmentally friendly lodging options, it is critical to position our hotels optimally and provide new environmentally responsible options for our guests. Our 2022 ESG Report, which is available on our corporate website and not incorporated by reference into this Annual Report, contains additional information regarding our commitment to social responsibility.

OUR HISTORY
Our business was initially incorporated as Hospitality Franchise Systems, Inc. in 1990 to acquire the Howard Johnson brand and the franchise rights to the Ramada brand in the United States. It was an integral part of Wyndham Worldwide Corporation and its predecessor from 1997 to 2018. Wyndham Hotels became an independent, public company in May 2018 when it was spun-off from Wyndham Worldwide, now known as Travel + Leisure Co. (“Travel + Leisure”).

1990
Acquired the U.S. rights to the Ramada brand and acquired the Howard Johnson chain, the original franchised hotel chain

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

2015
Purchased the Dolce Hotels and Resorts chain of conference centers, increasing our capabilities to provide group and meeting space

2016
Acquired Fen Hotels, including the Esplendor Boutique Hotels and Dazzler Hotels brands, to further expand in Latin America

2017
Launched our first “soft brand,” the Trademark Hotel Collection and acquired the AmericInn brand, complementing our midscale portfolio

2018
Acquired La Quinta Inns & Suites to strengthen our midscale and upper midscale footprint

2021
Launched two new brands: Registry Collection Hotels and Wyndham Alltra

2022
Acquired the Vienna House brand and launched our first economy extended stay brand ECHO Suites

COMPETITION
We encounter competition among hotel franchisors and lodging operators. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.
The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our affiliated hotels and by the scale of our base. Our system is dispersed among over 6,000 franchisees, which reduces our exposure to any one franchisee. One master franchisor in China for the Super 8 brand accounts for 12% of our hotels. Apart from this relationship, no one franchisee accounts for more than 2% of our hotels.

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

GOVERNMENT REGULATION
Our business is subject to various foreign and U.S. federal and state laws and regulations. In particular, our franchisees are subject to the local laws and regulations in each country in which such hotels are operated, including employment laws and practices, privacy laws and tax laws, which may provide for tax rates that vary from those of the United States and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences. Our franchisees and other aspects of our business are also subject to various foreign and U.S. federal and state laws and regulations, including the Americans with Disabilities Act and similar legislation in certain jurisdictions outside of the United States.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Geoffrey A. Ballotti, 61, serves as our President and Chief Executive Officer and member of our Board of Directors. From March 2014 to May 2018, Mr. Ballotti served as President and Chief Executive Officer of Wyndham Hotel Group. From March 2008 to March 2014, Mr. Ballotti served as Chief Executive Officer of Wyndham Destination Network. From October 2003 to March 2008, Mr. Ballotti was President of the North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide, including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to joining Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Michele Allen, 48, serves as our Chief Financial Officer. From May 2018 to December 2019, Ms. Allen served as Executive Vice President and Treasurer. From April 2015 to May 2018, Ms. Allen served as Senior Vice President of Finance for Wyndham Worldwide. From August 2006 to March 2015, Ms. Allen held leadership positions of increasing responsibility at Wyndham Hotel Group, including Senior Vice President of Finance and Controller. From 1999 to August 2006, Ms. Allen

served in positions of increasing responsibility at Wyndham Worldwide’s predecessor. Ms. Allen began her career as an independent auditor at Deloitte & Touche LLP.
Paul F. Cash, 53, serves as our General Counsel, Chief Compliance Officer and Corporate Secretary. From October 2017 to May 2018, Mr. Cash served as Executive Vice President and General Counsel of Wyndham Hotel Group. From April 2005 to September 2017, Mr. Cash served as Executive Vice President and General Counsel and in legal executive positions with increasing leadership responsibility for Wyndham Destination Network. From January 2003 to April 2005, Mr. Cash was a partner in the Mergers and Acquisitions, International and Entertainment and New Media practice groups of Alston & Bird LLP and from February 1997 to December 2002 he was an associate at Alston & Bird LLP. From August 1995 until February 1997, Mr. Cash was an associate at the law firm Pünder, Volhard, Weber & Axster in Frankfurt, Germany.
Lisa Borromeo Checchio, 42, serves as our Chief Marketing Officer. From May 2018 to January 2019, Ms. Checchio served as our Senior Vice President and Chief Marketing Officer. From August 2015 to May 2018, Ms. Checchio served in positions of increasing responsibility for Wyndham Hotel Group including Senior Vice President, Global Brands. From July 2004 to August 2015, Ms. Checchio held several marketing positions of increasing responsibility and served as Brand Marketing and Advertising Director for JetBlue Airways.
Monica Melancon, 55, serves as our Chief Human Resource Officer. From March 2020 to February 2021, Ms. Melancon served as Group Vice President, Human Resources – Managed. Ms. Melancon joined Wyndham Hotels & Resorts, Inc. in May 2018 and continued in her role as Vice President, Employee Relations following the Company’s acquisition of La Quinta in May 2018 where she had served in the same role from August 2016 to May 2018. Ms. Melancon previously served as Regional Employee Relations Manager of La Quinta from March 2015 to July 2016. Prior to joining La Quinta, Ms. Melancon served 15 years in various human resource positions of increasing responsibility at Target Corporation.
Nicola Rossi, 56, serves as our Chief Accounting Officer. From July 2006 to May 2018, Mr. Rossi served as Senior Vice President and Chief Accounting Officer for Wyndham Worldwide. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc. Mr. Rossi began his career as an independent auditor at Deloitte & Touche LLP.
Scott R. Strickland, 52, serves as our Chief Information Officer. From March 2017 to May 2018, Mr. Strickland served as Chief Information Officer of Wyndham Hotel Group. From November 2011 to March 2017, Mr. Strickland served as Chief Information Officer for Denon Marantz Electronics. From February 2005 to June 2010, Mr. Strickland served as Chief Information Officer for Black & Decker HHI. From 1999 to 2005, Mr. Strickland served as an Associate Partner with PricewaterhouseCoopers.

Item 1A. Risk Factors.

RISK FACTORS
You should carefully consider each of the following risk factors and all of the other information set forth in this report. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to not presently create significant risk to us may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the following risks and/or uncertainties develop into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline.
Risks Relating to Our Industry
The lodging industry is highly competitive, and we are subject to risks related to competition that may adversely affect our performance and growth.

Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of whom may have significantly greater financial, marketing and other resources than we have. We compete with other hotel franchisors for franchisees and we may not be able to grow our franchise system. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for lodging. Competition may reduce fee structures, potentially causing us to lower our fees and/or offer other incentives, and may require us to offer terms to prospective franchisees less favorable to us than current franchise agreements, which may adversely impact our profits. Our franchisees also compete with alternative lodging channels, including third-party providers of short-term rental properties and serviced apartments. Increasing use of these alternative lodging channels could adversely affect the occupancy and/or average rates at franchised hotels and our revenues. The use of business models by competitors that are different from ours may require us to change our model so that we can remain competitive.
The COVID-19 pandemic has impacted our operations and the operations of our franchisees, and this pandemic or other potential future pandemics could have a material adverse effect on our business, results of operations and financial condition.

Since first being identified in December 2019, COVID-19 had an unprecedented impact on the global economy and the hospitality industry due to the implementation of a wide variety of control measures including, but not limited to, states of emergency and restrictions on travel and large gatherings. These measures resulted in cancelled and reduced travel, complete and partial suspensions of hotel operations and hotel closures. While many of these measures and similar restrictions were subsequently relaxed, a resurgence of future COVID-19 variants or other potential future pandemics may cause similar disruptions to our industry that existed in 2020 and 2021. Similarly, while our operations and the operations of our franchisees have largely stabilized since the onset of COVID-19, the potential effects that COVID-19 may continue to have on us or on our franchisees are unclear. Such impacts could have a material adverse effect on our business, results of operations and financial condition.

Declines in or disruptions to the travel and hotel industries may adversely affect us.

We face risks affecting the travel and hotel industries that include, but are not limited to: economic slowdown and potential recessionary pressures; economic factors such as inflation, rising interest rates, employment layoffs, increased costs of living and reduced discretionary income, which may adversely impact decisions by consumers and businesses to use travel accommodations; domestic unrest, terrorist incidents and threats and associated heightened travel security measures; political instability or political and regional strife, including the ongoing conflict between Russia and Ukraine; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of contagious diseases or health epidemics or pandemics, such as COVID-19; environmental disasters; lengthy power outages; cyber threats, increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes. Increases in the frequency and severity of extreme weather events and other consequences of climate change (including any related regulation) could impact travel demand generally, lead to supply chain interruptions, cause damage to physical assets or adversely impact the accessibility or desirability of travel to certain locations. For example, certain of our franchisees’ properties are located in coastal areas that could be threatened should sea levels dramatically rise. Because a significant portion of our revenues is derived from fees based on room revenues, disruptions at our franchised properties due to climate change may adversely impact the fees we collect from these properties. Any decline in or disruptions to the travel or hotel industries may adversely affect travel demand and the results of our operations, and those of our current franchised hotels and potential franchisees and developers. Any of these factors could increase our costs, reduce our revenues and otherwise adversely impact our profitability and/or opportunities for growth.

The ongoing conflict between Russia and Ukraine has and may continue to negatively impact macro-economic conditions, which may adversely affect discretionary consumer spending and, as a result, our business, financial condition, results of operations and cash flows.

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. The current conflict between Russia and Ukraine has not materially affected our overall operations and our operations in both countries are immaterial. However, the conflict has negatively impacted global macro-economic conditions and a prolonged conflict, the potential expansion of the conflict into other European countries, or the direct involvement of the U.S. or other countries where we source our guests could have more significant impacts on macro-economic conditions, which could adversely affect discretionary consumer spending and, consequently, our operations.

Additional risks to our business relating to the Russia and Ukraine conflict include potential interruptions in global supply chains and the availability of items essential to our operations, the heightened possibility of cyberattacks and terrorist activity, volatility or disruption in financial markets and the potential for travel restrictions affecting our guests’ ability to access our franchisees’ hotel locations.

Third-party internet travel intermediaries and peer-to-peer online networks may adversely affect us.

Consumers use third-party internet travel intermediaries, including search engines, and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of internet reservations for our affiliated hotels through their fees and a variety of online marketing methods, including the purchase by certain travel intermediaries of keywords consisting of or containing our hotel brands from Internet search engines to influence search results and direct guests to their websites. If we fail to reach satisfactory agreements with travel intermediaries, our affiliated hotels may not appear on their websites and we could lose business as a result. Further, travel intermediaries may seek to offer distribution services under their own brands directly to lodging accommodations in competition with our core franchise business.

Risks Relating to Our Operations and Acquisitions

We are subject to business, financial, operating and other risks common to the hotel and hotel franchising industries which also affect our franchisees, any of which could reduce our revenues, limit our growth or otherwise impact our business.

A significant portion of our revenue is derived from fees based on room revenues at hotels franchised under our brands. As such, our business is subject, directly or through our franchisees, to risks common in the hotel and hotel franchising industries, including risks related to:

•our ability to meet our objectives for growth in the number of our franchised hotels and hotel rooms in our franchise system and to retain and renew franchisee contracts, all on favorable terms;
•the number, occupancy and room rates of hotels operating under our franchise agreements;
•the delay of hotel openings in our pipeline;
•changes in the supply and demand for hotel rooms;
•increased pricing or supply chain disruptions for raw materials which could cause delays in the completion and development of new hotels;
•our ability to develop and maintain positive relations and contractual arrangements with current and potential franchisees under our franchise agreements and other third parties, including marketing alliances and affiliations with e-commerce channels;
•our franchisees’ pricing decisions;
•the quality of the services provided by franchisees and their investments in the maintenance and improvement of properties;
•the bankruptcy or insolvency of a significant number of our franchised hotels;
•the financial condition of franchisees, owners or other developers and the availability of financing to them;
•adverse events occurring at franchised hotel locations, including personal injuries, food tampering, contamination or the spread of illness, including COVID-19;
•negative publicity, which could damage our hotel brands;
•our ability to successfully market our current or any future hotel brands and programs, including our rewards program, and to service or pilot new initiatives;
•our relationship with certain multi-unit franchisees;
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
•operating costs, including as a result of inflation, energy costs and labor costs, such as minimum wage increases and unionization, workers’ compensation and health-care related costs and insurance; and
•disputes, claims and litigation and other legal proceedings concerning our franchised hotels’ operations, including with consumers, government regulators, other businesses, franchisees, organized labor activities and class actions.

Any of these factors could reduce our revenues, increase our costs or otherwise limit our opportunities for growth.

Our international operations are subject to additional risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability, including as a result of the ongoing conflict between Russia and Ukraine; trade disputes with trade partners, including China, potential military conflict resulting from escalating political tensions with Russia and China and other geopolitical risks; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as COVID-19 or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of hotel properties by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates, including the negative impact of the weakening of foreign currencies in geographic regions in which we operate relative to the U.S. dollar; our ability to, or our decision whether or not in particular instances to, hedge against foreign currency effects, and whether we are successful in any such hedging transactions; the ability to comply with or the effect of complying with new and developing laws, regulations and policies of foreign governments, including with respect to climate change; conflicts between local laws and U.S. laws, including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could adversely impact our results of operations, financial condition or cash flows.

We are dependent on our senior management and the loss of any member of our senior management could harm our business.

We believe that our future growth depends in part on the continued services of our senior management team. Losing the services of any member of our senior management team could adversely affect our strategic relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for senior management may be difficult, time-consuming and costly. While we have updated our policies and practices to provide more flexibility for remote work, we may experience increased attrition of employees to other opportunities as a result of the tightening and increasingly competitive labor market and, particularly as certain employees may seek more flexible work alternatives than we offer, may seek positions with companies outside of the geographic area in which they live that offer remote work opportunities, or may decide to scale back their work life for personal reasons. If we are unable to retain our personnel, particularly our executive officers and senior management team, our business could be harmed.

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

In connection with our 2018 spin-off (the “Spin-Off”) from Wyndham Worldwide, now known as Travel + Leisure Co. (“Travel + Leisure”), we entered into a number of agreements with Travel + Leisure that govern our ongoing relationship with Travel + Leisure. Our success depends, in part, on the maintenance of our ongoing relationship with Travel + Leisure, Travel + Leisure’s performance of its obligations under these agreements and continued strategic focus on sales of vacation ownership interests, including Travel + Leisure’s maintenance of the quality of products and services it sells under the “Wyndham” trademark and certain other trademarks and intellectual property that we license to Travel + Leisure. Under the License, Development and Noncompetition Agreement, Travel + Leisure pays us significant royalties and other fees based on the volume of Travel + Leisure’s sales of vacation ownership interests and other vacation products and services. If Travel + Leisure is unable to compete effectively for sales of vacation ownership interests, our royalty fees under such agreement could be adversely impacted. If we are unable to maintain a good relationship with Travel + Leisure, or if Travel + Leisure does not perform its obligations under these agreements, fails to maintain the quality of the products and services it sells under the “Wyndham” trademark and certain other trademarks or fails to pay such royalties, our earnings could decrease.

Risks Relating to Regulation and Technology

Our operations are subject to extensive regulation and the cost of compliance or failure to comply with regulations may adversely affect us.

Our operations are regulated by federal, state and local governments in the countries in which we operate. In addition, U.S. and international federal, state and local regulators may enact new laws and regulations that may reduce our profits or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing franchising, hotel operations, lending, information security, data protection and privacy (such as the General Data Protection Regulation, U.S. State privacy laws, the Personal Information Protection Law of the People’s Republic of China or similar laws or regulations), credit card security standards, marketing, including sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, the Office of Foreign Assets Control, the Americans with Disabilities Act, the Sherman Act, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. Changes to such laws and regulations and the cost of compliance or failure to comply with such regulations may adversely affect us.

Additionally, some jurisdictions are considering or have undertaken actions to regulate greenhouse gas emissions, energy efficiency, energy consumption reporting and green building codes. Such actions could affect the operation of our franchisees’ properties and result in increased capital expenditures, such as those used to improve the energy efficiency of properties. The cost of such governmental actions would depend upon the specific requirements and may impact our financial condition, results of operations or ability to compete.

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

While we maintain what we believe are reasonable security controls over personal and proprietary information, a breach of or breakdown in our systems that results in the unauthorized release of personal or proprietary information could nevertheless occur and have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities, or our subsidiary could fail to comply with the stipulated order with the FTC. We may face increased cybersecurity risks due to our increasing reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Cybercriminal “hacker” activity has increased in sophistication, duration and frequency since the start of the COVID-19 pandemic and poses additional risks.

Data breaches, viruses, ransomware, worms, malicious software, and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks, including efforts to discover and exploit any design flows, bugs or other security vulnerabilities. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyber-attacks. We have been, and likely will continue to be, subject to such cyber-attacks. Also, the same cyber security issues exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our customer, personnel and other information could adversely impact us in the same way as would a direct cyber-attack on us. Although we do not believe we have incurred any material adverse impact on our operations or financial results as a result of any present or recent cyber-attack, there is no guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not occur in the future, any of which could materially adversely affect our brands, reputation, consumer confidence in us, costs and profitability. In addition, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving, including recent developments and complexities with regard to requirements for the cross-border transfer of personal information due to emerging laws, regulations and judicial decisions (such as cross-

border data transfer regulations issued by the People’s Republic of China authorities). Other jurisdictions may impose additional restrictions or requirements on cross-border transfers including limitations on transferring data beyond the originating country. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities. While we maintain cyber risk insurance, in the event of a significant security or data breach, this insurance may not cover all of the losses that we may suffer and may result in increased cost or impact the future availability of coverage.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers (including cloud-based service providers) such as Sabre Corporation and its SynXis Platform and uninterrupted operations of our and third-party service facilities, including those used for reservation systems, hotel/property management, communications, procurement, call centers, operation of our loyalty program and administrative systems. We and our vendors also maintain physical facilities to support these systems and related services. As a result, in addition to failures that occur from time to time in the ordinary course of business, we and our vendors may be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could adversely affect our business. In addition, failure to keep pace with developments in technology could impair our operations or competitive position.

Risks Relating to Our Indebtedness and Tax Treatment

Changes in U.S. federal, state and local or foreign tax law, interpretations of existing tax law or adverse determinations by tax authorities could increase our tax burden or otherwise adversely affect our financial condition or results of operations.

We are subject to taxation at the federal, state and local levels in the U.S. and various other countries and jurisdictions. Our future effective tax rate and cash flows could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, changes in determinations regarding the jurisdictions in which we are subject to tax and our ability to repatriate earnings from foreign jurisdictions. From time to time, U.S. federal, state and local and foreign governments make substantive changes to tax rules and their application, which could result in materially higher corporate taxes than would be incurred under existing tax law and could adversely affect our financial condition or results of operations. We are subject to ongoing and periodic tax audits and disputes in U.S. federal and various state, local and foreign jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely affecting our financial condition or results of operations.

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting project initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). Preliminary agreement has been reached between OECD member jurisdictions on the global minimum tax (Pillar Two) directive. Further details regarding implementation of these rules are expected to be finalized in the near future. These rules, should they be implemented via domestic legislation of countries or via international treaties, could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

We are subject to risks related to our debt, hedging transactions, our extension of credit and the cost and availability of capital.

As of December 31, 2022, we had aggregate outstanding debt of $2,077 million. We may incur additional indebtedness in the future, which may magnify the potential impacts of the risks related to our debt. Our debt instruments contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to changing business and economic conditions; take advantage of business opportunities; incur or guarantee additional debt; pay dividends or make distributions or repurchases; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. Failure to meet our payment obligations or comply with other financial covenants could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions.

In order to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations, we may use financial instruments, such as hedging transactions. Changes in interest rates may adversely affect our financing costs and/or change the market value of our hedging transactions. Any failure or non-performance of counterparties under our hedging transactions could result in losses. Changes in interest rates may also adversely change the market value of our hedging transactions and may adversely affect financing costs. While a significant portion of our debt is effectively at a fixed rate of interest and our nearest maturity is not until 2025, an increase in financing cost due to increased interest rates may hinder our efforts to expand our franchisee footprint, which could adversely affect our cash flows and business.

The London Interbank Offered Rate (“LIBOR”) is expected to no longer be available after June 30, 2023 for the primary U.S. dollar LIBOR settings used by the Company. Our credit facility gives us the option to use LIBOR as a funding benchmark, but also allows us and the administrative agent to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto, as set forth in the credit facility. In April 2022, we amended our credit facility to change the applicable rate benchmark from LIBOR to Term Secured Overnight Financing Rate (“SOFR”) for our revolver and term loan A. Our term loan B is still based on LIBOR and will need to be modified by June 30, 2023. Our interest rate swaps are also based on the one-month U.S. dollar LIBOR. The International Swaps and Derivatives Association has issued terms that can be applied to determine the alternative reference rates under swap transactions and the timing of the switch to such alternatives.

There have been significant efforts by market participants and government and regulatory bodies in the U.S. and abroad to identify suitable replacement rates and develop processes for migration to the use of the alternatives. In the U.S., the Alternative Reference Rates Committee (“AARC”), a committee of private sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended SOFR plus a recommended spread adjustment as LIBOR’s replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, as occurred in April 2022, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us.

In addition, we extend credit to assist franchisees in converting to, or building a new hotel under, one of our hotel brands through development advance notes and mezzanine or other forms of subordinated financing. The inability of franchisees to pay back such loans could materially and adversely affect our cash flows and business.

We may need to dedicate a significant portion of our cash flows to the payment of principal and interest. Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate or other purposes may be limited, and we may be unable to renew or refinance our debt on terms as favorable as our existing debt or at all. Additionally, certain market liquidity factors, including uncertainty or volatility in the equity and credit markets, outside of our control could affect our access to credit and capital in the future and adversely impact our business plans and operating model. Our credit rating and the market value of our common stock could also be affected. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if we are unable to refinance or repay our outstanding debt when due, our results of operations and financial condition will be materially and adversely affected.

Changes to estimates or projections used to assess the fair value of our assets or operating results that are lower than our current estimates may cause us to incur additional impairment losses and require us to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.

Our total assets include goodwill and other intangible assets. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We may be required to record significant non-cash impairment charges in our financial statements during the period in which any impairment of our goodwill, other intangible assets or other assets is determined, which would negatively impact our results of operations and stockholders’ equity.

Risks Relating to Litigation, Reputation and Insurance

We are subject to risks related to litigation.

We are subject to a number of disputes, claims, litigation and other legal proceedings as described in this report, and any unfavorable rulings or outcomes in current or future litigation and other legal proceedings may materially harm our business. For additional information, see our Commitments and Contingencies note (Note 15) in the notes to our financial statements.

We are subject to risks related to human trafficking allegations.

Our business, along with the hospitality industry generally, faces risk that could cause damage to our reputation and the value of our hotel brands due to claims related to purported incidents of human trafficking. Along with many of our competitors, we and/or certain of our subsidiaries have been named as defendants in litigation matters filed in state and federal courts (and incurred litigation-related fees and costs), alleging statutory and common law claims arising from purported incidents of human trafficking perpetrated by third parties at certain franchised facilities and hotels once managed by certain of our subsidiaries. For additional information, see our Commitments and Contingencies note (Note 15) in the notes to our financial statements.

The insurance we carry may not always pay, or be sufficient to pay or reimburse us, for our liabilities, losses or replacement costs.

We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and franchised hotels. We also self-insure for certain risks up to certain monetary limits. The insurance coverage we carry, subject to our deductible, may not be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there may also be risks for which we do not obtain insurance in the full amount, or some amount, or at all concerning a potential loss or liability, due to the cost or availability of such insurance. As a result, we may incur liabilities or losses in the operation of our business that are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Common Stock and Corporate Governance

The market price of our common stock may continue to fluctuate.

The market price for our common stock, and the market price of stock of other companies operating in the hospitality industry, has been highly volatile. For example, during the year ended December 31, 2022, the trading price of our common stock ranged between a low sales price of $58.81 and a high sales price of $93.86. The market price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including the effects of the COVID-19 pandemic, our ability to achieve growth and performance objectives, the success or failure of our business strategy, general economic conditions, our quarterly or annual earnings and those of other companies in our industry, changes in financial estimates and recommendations by securities analysts, changes in laws and regulations, political instability, increased competition and changes affecting the travel industry and other events impacting our business. The stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These market fluctuations may adversely affect the trading price of our common stock.

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

Our business, along with the hospitality industry generally, faces scrutiny related to environmental, social and governance activities and the risk of damage to our reputation and the value of our hotel brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, diversity, equity and inclusion, philanthropy and support for local communities. In particular, our stakeholders (notably our customers, stockholders and team members) are increasingly interested in our approach to managing climate-related risks and opportunities (including, but not limited to, targets that keep global average temperature rise to no more than 1.5°C, measure Scope 3 franchisee emissions and expand participation in the Wyndham Green Certification program) and may directly impact our revenue.

Provisions in our corporate governance documents and Delaware law may prevent or delay an acquisition of our business, which could decrease the market price of our common stock.

Our corporate governance documents and Delaware law contain provisions that are intended to deter or delay coercive takeover practices and inadequate takeover bids, including requiring advance notice for stockholder proposals, placing limitations on convening stockholder meetings and authorizing our Board to issue one or more series of preferred stock. Additionally, Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. These provisions may prevent or delay an acquisition that some stockholders may consider beneficial, which could decrease the market price of our common stock.

Our third amended and restated by-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors or employees.

Our third amended and restated by-laws provide that, subject to limited exceptions, (1) the Court of Chancery of the State of Delaware will be the sole and exclusive forum for derivative actions; claims related to a breach of a fiduciary duty, corporate law, our second amended and restated certificate of incorporation, as amended or our third amended and restated bylaws, as amended; or under the internal affairs doctrine; and (2) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former Directors, officers or employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our third amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

Risks Relating to the Spin-Off and Related Transactions

In connection with the Spin-Off and Travel + Leisure’s sale of its European vacation rentals business, we agreed to indemnify Travel + Leisure and Travel + Leisure agreed to indemnify us for certain liabilities, including taxes, and if we are required to perform under these indemnities or if Travel + Leisure is unable to satisfy its obligations under these indemnities, our financial results could be negatively affected.

In connection with the Spin-Off and Travel + Leisure’s sale of its European vacation rentals business, we agreed to indemnify Travel + Leisure and Travel + Leisure agreed to indemnify us for certain liabilities, including taxes, and if we are required to perform under these indemnities or if Travel + Leisure is unable to satisfy its obligations under these indemnities, our financial results could be negatively affected. Additionally, the contingent liabilities we assumed in connection with the Spin-Off and Travel + Leisure’s sale of its European vacation rentals business could adversely affect our results of operations and financial condition as a result of our indemnification obligations. Should our indemnification obligations exceed applicable insurance coverage, our business, financial condition and results of operations could be adversely affected. Additionally, the indemnities from Travel + Leisure may not be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Travel + Leisure has agreed to assume. Even if we ultimately succeed in recovering from Travel + Leisure any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters is located in a leased office at 22 Sylvan Way, Parsippany, New Jersey, with the lease expiring in 2029. We also lease space for our reservation center and data warehouse in Saint John, New Brunswick, Canada pursuant to a lease that expires in 2029. In addition, we have an additional 11 leases for office space in 10 countries outside the United States and one additional lease within the United States. We will evaluate the need to renew each lease on a case-by-case basis prior to its expiration.
We believe our current leased properties are adequate to support our existing operations.
Item 3. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 15 - Commitments and Contingencies to the Consolidated Financial Statements contained in Part IV of this report for a description of claims and legal actions arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WH”. As of January 31, 2023, the number of stockholders of record was 4,226.

DIVIDEND POLICY
We declared cash dividends of $0.32 per share in each of the first, second, third and fourth quarters of 2022 ($116 million in aggregate), which is consistent with our pre-pandemic quarterly dividend per share.
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million. Our Board increased the capacity of the program by $400 million in February 2022 and an additional $400 million in October 2022. Below is a summary of our common stock repurchases, excluding fees and expenses, by month for the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October	318,796	$66.54	318,796	$547,693,500
November	522,728	72.69	522,728	509,697,514
December	1,038,266	70.82	1,038,266	436,168,920
Total	1,879,790	$70.61	1,879,790	$436,168,920

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Booking Holdings Inc., Carnival Corporation & plc, Expedia Group, Inc., Hilton Worldwide Holdings Inc., Marriott International, Inc., Norwegian Cruise Line Holdings Ltd., and Royal Caribbean Cruises Ltd.) for the period from June 1, 2018 to December 31, 2022. The graph assumes that $100 was invested on June 1, 2018 (the first day of regular-way trading) and all dividends and other distributions were reinvested. The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

Cumulative Total Return

		December 31,
	June 1, 2018	2018	2019	2020	2021	2022
Wyndham Hotels & Resorts, Inc.	$100.00	$74.91	$105.93	$101.61	$155.06	$125.53
S&P 500	$100.00	$93.72	$123.23	$145.90	$187.79	$153.78
S&P Hotels, Resorts & Cruise Lines	$100.00	$84.58	$115.92	$85.92	$102.97	$78.01

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

OPERATING STATISTICS - 2022 VS. 2021
The table below presents our operating statistics for the years ended December 31, 2022 and 2021. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements, or are Company-owned (as of December 31, 2021), and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2022	2021	% Change
Rooms
United States	493,800	490,600	1%
International	348,700	319,500	9%
Total rooms	842,500	810,100	4%
RevPAR
United States	$50.72	$45.19	12%
International (a)	29.05	21.52	35%
Global RevPAR (a)	41.88	35.95	16%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.1%	2.1%	—
Global average royalty rate	3.9%	4.1%	(20) bps
______________________
(a)Excluding currency effects, international RevPAR increased 49% and global RevPAR increased 20%.
Rooms as of December 31, 2022 increased 4% compared to the prior year, reflecting 1% growth in the U.S. and 9% growth internationally. As expected, these increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 4% and 10%, respectively, as well as 80 basis points of growth globally and 200 basis points internationally from the acquisition of the Vienna House brand in September 2022.
Excluding currency effects, global RevPAR for the year ended December 31, 2022 increased 20%, compared to the prior year, including U.S. growth of 12% and international growth of 49%. The increases were primarily driven by stronger pricing power and COVID-19 recovery internationally.
Global average royalty rate for the year ended December 31, 2022 decreased by 20 basis points to 3.9%, compared to the prior year due to mix as both international RevPAR and net room growth outpaced the U.S., with the RevPAR growth primarily the result of COVID-19 recovering more slowly internationally than it did in the U.S.

Table of Content

YEAR ENDED DECEMBER 31, 2022 VS. YEAR ENDED DECEMBER 31, 2021

	Year Ended December 31,
	2022	2021	Change	% Change
Revenues
Fee-related and other revenues	$1,354	$1,245	$109	9%
Cost reimbursement revenues	144	320	(176)	(55%)
Net revenues	1,498	1,565	(67)	(4%)
Expenses
Marketing, reservation and loyalty expense	524	450	74	16%
Cost reimbursement expense	144	320	(176)	(55%)
Gain on asset sale, net	(35)	—	(35)	n/a
Other expenses	307	349	(42)	(12%)
Total expenses	940	1,119	(179)	(16%)
Operating income	558	446	112	25%
Interest expense, net	80	93	(13)	(14%)
Early extinguishment of debt	2	18	(16)	(89%)
Income before income taxes	476	335	141	42%
Provision for income taxes	121	91	30	33%
Net income	$355	$244	$111	45%

Net revenues during 2022 decreased by $67 million, or 4%, compared to the prior year, primarily driven by:
•$261 million of lower revenues associated with our select-service management and owned hotel businesses which were exited in the first half of 2022 (which $186 million represented cost-reimbursement revenues that have no impact on net income); partially offset by
•$76 million of higher marketing, reservation and loyalty fees reflecting a 16% increase in global RevPAR;
•$65 million of higher royalty and franchise fees due to the RevPAR increase;
•$21 million of higher license and other fees resulting from higher travel demand associated with the COVID-19 recovery;
•$20 million of higher other revenues primarily due to favorable co-branded credit card activity; and
•$10 million of higher cost-reimbursement revenues related to the COVID-19 recovery in our full-service managed properties that have no impact on net income.
Total expenses during 2022, decreased $179 million, or 16%, compared to the prior year, primarily driven by:
•    $267 million of lower expenses associated with our select-service management and owned hotel businesses, which were exited in the first half of 2022 (which $186 million represented cost-reimbursement expenses as discussed above); and
•a $35 million gain related to the sale our owned hotel Wyndham Grand Bonnet Creek Resort in March 2022; partially offset by
•$81 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenue;
•$14 million of higher variable expenses primarily associated with the improvement in travel demand due to the COVID-19 recovery;
•$13 million of higher costs primarily due to inflation, as expected; and
•$10 million of higher cost-reimbursement expenses related to COVID-19 recovery in our full-service managed properties.
Interest expense, net during 2022 decreased $13 million, or 14%, compared to the prior year as a result of the redemption of our $500 million senior notes in April 2021 and an increase in interest income.
Early extinguishment of debt of $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B, while the $18 million in 2021 relates to the redemption of our $500 million senior notes.

Table of Content
Our effective tax rate decreased to 25.4% in 2022 from 27.2% in 2021. The change was primarily related to the release of valuation allowances for net operating loss carryforwards, which was partially offset by an additional valuation allowance for certain foreign tax credits generated during the year.
As a result of these items, net income during 2022, increased $111 million compared to the prior year.
A reconciliation of net income to adjusted EBITDA is represented below:

	Year Ended December 31,
	2022	2021
Net income	$355	$244
Provision for income taxes	121	91
Depreciation and amortization	77	95
Interest expense, net	80	93
Early extinguishment of debt	2	18
Stock-based compensation expense	33	28
Development advance notes amortization	12	11
Gain on asset sale, net	(35)	—
Separation-related expenses	1	3
Impairments, net	—	6
Foreign currency impact of highly inflationary countries	4	1
Adjusted EBITDA	$650	$590
Following is a discussion of the results of each of our segments and Corporate and Other for 2022 compared to 2021:

	Net Revenues			Adjusted EBITDA
	2022	2021	% Change	2022	2021	% Change
Hotel Franchising	$1,277	$1,099	16%	$679	$592	15%
Hotel Management	221	466	(53%)	37	57	(35%)
Corporate and Other	—	—	—	(66)	(59)	(12%)
Total Company	$1,498	$1,565	(4%)	$650	$590	10%

Hotel Franchising

	Year Ended December 31,
	2022	2021	% Change
Rooms
United States	493,500	465,100	6%
International	333,600	304,300	10%
Total rooms	827,100	769,400	7%
RevPAR
United States	$50.00	$43.95	14%
International (a)	28.11	20.86	35%
Global RevPAR (a)	41.23	34.85	18%
______________________
(a)    Excluding currency effects, international RevPAR increased 49% and global RevPAR increased 22%.
Rooms increased 7% from the prior year period reflecting:
•Organic growth of 4%;
•The conversion of managed properties to franchise in connection with the exit of our select-service management business and the sales of our two owned hotels, which resulted in 270 basis points of growth; and
•The acquisition of the Vienna House brand in the third quarter of 2022, which resulted in 80 basis points of growth.

Table of Content
Excluding currency effects, global RevPAR increased 22% from the prior year period due to a 14% increase in the U.S. and a 49% increase internationally, both driven by stronger pricing power.
Net revenues during 2022 increased $178 million, or 16% compared to the prior year, primarily driven by:
•$60 million of higher royalty and franchise fees reflecting the RevPAR increase;
•$76 million of higher marketing, reservation and loyalty revenues also reflecting the RevPAR increase;
•$21 million of higher other revenues primarily due to favorable co-branded credit card activity; and
•$21 million of higher license and other fees due to strong travel demand associated with the COVID-19 recovery.
Adjusted EBITDA during 2022 increased $87 million, or 15%, compared to the prior year, driven by the revenue increases discussed above, partially offset by;
•$81 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenues;
•$8 million of higher costs primarily reflecting variable expenses associated with the improvement in travel demand due to the COVID-19 recovery; and
•$5 million of higher costs due to inflation, as expected.
Hotel Management

	Year Ended December 31,
	2022	2021	% Change
Rooms
United States	300	25,500	(99%)
International	15,100	15,200	(1%)
Total rooms	15,400	40,700	(62%)
RevPAR
United States	$92.66	$63.20	47%
International (a)	48.61	34.31	42%
Global RevPAR (a)	64.07	53.81	19%
______________________
(a)    Excluding currency effects, international RevPAR increased 50% and global RevPAR increased 23%.
Rooms declined 62% from the prior year period, driven by the conversion of managed properties to franchise in connection with the exit of our select-service management business and the sale of our two owned hotels.
Excluding currency effects, global RevPAR increased 23% from the prior year period primarily due to the impact from the exit of our select-service hotel management business.
Net revenues during 2022 decreased $245 million, or 53%, compared to the prior year, primarily driven by:
•$261 million of lower revenues associated with our select-service management and owned hotel businesses which we exited in the first half of 2022 and, of which $186 million represented cost-reimbursement revenues, that have no impact on adjusted EBITDA; partially offset by
•$10 million of higher cost-reimbursement revenues related to our full-service managed properties; and
•$4 million of higher royalty, management and other fees.
Adjusted EBITDA during 2022 decreased $20 million, or 35%, compared to the prior year primarily driven by the revenue decreases discussed above (excluding cost reimbursements), partially offset by $56 million of lower expenses associated with the exit from our select-service hotel management business and owned hotel businesses.
Corporate and Other
Adjusted EBITDA during 2022 was unfavorable by $7 million compared to the prior year primarily due to inflationary cost pressures, as expected.

Table of Content

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

Table of Content

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

Table of Content
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

Table of Content
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

SELECTED FINANCIAL DATA
The following selected historical consolidated statement of income/(loss) data for the years ended December 31, 2022, 2021 and 2020 and the selected historical consolidated balance sheet data as of December 31, 2022 and 2021 are derived from the audited Consolidated Financial Statements of Wyndham Hotels & Resorts included elsewhere in this report. The selected historical consolidated and combined statement of income/(loss) data for the years ended December 31, 2019 and 2018 and the selected historical consolidated and combined balance sheet data as of December 31, 2020, 2019 and 2018 are derived from audited consolidated and combined financial statements of Wyndham Hotels & Resorts businesses that are not included in this report.
The selected historical consolidated and combined financial data below should be read together with the audited Consolidated Financial Statements of Wyndham Hotels & Resorts, including the notes thereto and the other financial information included elsewhere in this report.

Table of Content

	As of or For the Year Ended December 31,
($ in millions, except per share amounts and RevPAR)	2022	2021	2020	2019	2018 (a)
Statement of Income/(Loss) data:
Revenues
Fee-related and other revenues	$1,354	$1,245	$950	$1,430	$1,282
Cost reimbursement revenues	144	320	350	623	586
Net revenues	1,498	1,565	1,300	2,053	1,868
Expenses
Marketing, reservation and loyalty expense	524	450	419	563	486
Cost reimbursement expense	144	320	350	623	586
Other expenses	272	349	577	560	513
Total expenses	940	1,119	1,346	1,746	1,585
Operating income/(loss)	558	446	(46)	307	283
Interest expense, net	80	93	112	100	60
Early extinguishment of debt	2	18	—	—	—
Income/(loss) before income taxes	476	335	(158)	207	223
Provision for/(benefit from) income taxes	121	91	(26)	50	61
Net income/(loss)	$355	$244	$(132)	$157	$162
Per share data:
Diluted earnings/(loss) per share	$3.91	$2.60	$(1.42)	$1.62	$1.62
Cash dividends declared per share	1.28	0.88	0.56	1.16	0.75

Balance Sheet data:
Cash	$161	$171	$493	$94	$366
Total assets (b)	4,123	4,269	4,644	4,533	4,976
Total debt (b)	2,077	2,084	2,597	2,122	2,141
Total liabilities (b)	3,161	3,180	3,681	3,321	3,558
Total stockholders’ equity	962	1,089	963	1,212	1,418

Other financial data:
Royalties and franchise fees	$512	$461	$328	$480	$441
License and other fees	100	79	84	131	111
Adjusted EBITDA (c)
Hotel Franchising segment	$679	$592	$392	$629	$521
Hotel Management segment	37	57	13	66	47
Corporate and Other (d)	(66)	(59)	(69)	(74)	(55)
Total adjusted EBITDA (e)	$650	$590	$336	$621	$513

Operating statistics:
Total Company
Number of properties (f)	9,059	8,950	8,941	9,280	9,157
Number of rooms (g)	842,500	810,100	795,900	831,000	809,900
RevPAR (h)	$41.88	$35.95	$24.51	$40.92	$40.80
Average royalty rate (i)	3.9%	4.1%	4.0%	3.8%	3.8%
United States
Number of properties (f)	6,081	6,139	6,175	6,342	6,358
Number of rooms (g)	493,800	490,600	487,300	510,200	506,100
RevPAR (h)	$50.72	$45.19	$30.20	$46.39	$45.30
Average royalty rate (i)	4.6%	4.6%	4.5%	4.5%	4.5%
______________________
(a)    In May 2018, we acquired La Quinta Holdings’ hotel franchise and hotel-management business, spanning a portfolio of over 900 La Quinta-branded hotels.
(b)    Reflects the impact of the adoption of the new accounting standard in 2020 for the measurement of credit losses on financial instruments and the 2019 accounting standard for lease accounting.

Table of Content
(c)    “Adjusted EBITDA” is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, transaction-related items (acquisition-, disposition- or separation-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments which, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, allows a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, the Company modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how the Company’s chief operating decision maker reviews operating performance beginning in 2021. The Company has applied the modified definition of adjusted EBITDA to all periods presented.
(d)    Corporate and Other reflects unallocated corporate costs that are not attributable to an operating segment.
(e)    The reconciliation of net income/(loss) to adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020 (a)	2019 (a)	2018 (a)
Net income/(loss)	$355	$244	$(132)	$157	$162
Provision for/(benefit from) income taxes	121	91	(26)	50	61
Depreciation and amortization	77	95	98	109	99
Interest expense, net	80	93	112	100	60
Early extinguishment of debt	2	18	—	—	—
Stock-based compensation expense	33	28	19	15	9
Development advance notes amortization	12	11	9	8	7
Gain on asset sale, net	(35)	—	—	—	—
Separation-related expenses	1	3	2	22	77
Impairments, net	—	6	206	45	—
Restructuring costs	—	—	34	8	—
Transaction-related expenses, net	—	—	12	40	36
Contract termination costs	—	—	—	42	—
Transaction-related item	—	—	—	20	—
Foreign currency impact of highly inflationary countries	4	1	2	5	3
Adjusted EBITDA	$650	$590	$336	$621	$513
______________________
(a)    Adjusted EBITDA has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

(f)    Represents the number of hotels at the end of the period.
(g)    Represents the number of rooms at the end of the period which are (i) either under franchise and/or management agreements and (ii) properties under affiliation agreements for which the Company receives a fee for reservation and/or other services provided.
(h)    Represents revenue per available room and is calculated by multiplying the average occupancy rate by the average daily rate.
(i)    Represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues.
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

DEVELOPMENT
We awarded 882 new contracts this year, a 35% increase compared to the 655 contracts we awarded during 2021. As of December 31, 2022, our global development pipeline consisted of over 1,700 hotels and approximately 219,000 rooms, of which approximately 73% is in the midscale and above segments (56% in the U.S.). Our pipeline grew 12% compared to 2021, including 34% growth in the U.S. As of December 31, 2022, approximately 60% of our development pipeline was international and over 80% was new construction, of which approximately 36% had broken ground. The pipeline includes 170 new contracts awarded for the Company's ECHO Suites Extended Stay by Wyndham brand since its launch in March 2022.

RESTRUCTURING
During 2020, we incurred $34 million of charges related to restructuring initiatives implemented in response to COVID-19. These initiatives resulted in a reduction of 846 employees and were comprised primarily of employee separation and facility closure costs. In addition, during 2019, we implemented restructuring initiatives, primarily focused on enhancing

Table of Content
our organizational efficiency and rationalizing our operations. During 2020, we paid $30 million in restructuring payments relating to our 2019 and 2020 plans. As of December 31, 2020, we had a $10 million liability related to our 2020 restructuring plans which was paid in 2021.
For a comparative review of the consolidated results of operations of our Company and reportable segments for the fiscal years ended December 31, 2021 and 2020, refer to Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on February 16, 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	Year Ended December 31,
	2022	2021	Change
Total assets	$4,123	$4,269	$(146)
Total liabilities	3,161	3,180	(19)
Total stockholders’ equity	962	1,089	(127)

Total assets decreased $146 million from December 31, 2021 to December 31, 2022 primarily due to a $154 million reduction in assets held for sale due to the completion of the sales of our two owned hotels and an $84 million reduction in intangible assets related to the exit of our select-service management business, both of which occurred in the first half of 2022. Such reductions were partially offset by a $53 million increase in the value of our interest rate swaps and a $44 million increase to intangible assets related to the Vienna House acquisition. Total liabilities decreased $19 million year-over-year primarily due to a reduction in liabilities held for sale as a result of the owned hotel sales. Total equity decreased $127 million year-over-year primarily due to $445 million of stock repurchases and $116 million of dividend payments, partially offset by the net income we generated in the year and a $53 million increase in accumulated other comprehensive income primarily associated with the increase in the value of our interest rate swaps.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases and business investment.
As of December 31, 2022, our liquidity approximated $900 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
In April 2022, we amended our $750 million revolving credit facility, extending the maturity from May 2023 to April 2027 on similar terms as the previous facility, and issued a new $400 million senior secured term loan A facility, which matures in April 2027. The proceeds from the term loan A were used to repay a portion of our $1.6 billion term loan B facility, which is scheduled to mature in May 2025. There was no increase in rates from the $1.6 billion term loan B facility to the new term loan A.
As of December 31, 2022, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of December 31, 2022, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2025, a term loan A with a principal outstanding balance of $400 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $9 million was allocated to outstanding letters of credit.
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

As of December 31, 2022, $1.1 billion of our term loan B is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $53 million asset as of December 31, 2022.
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
As of December 31, 2022, our credit rating was Ba1 from Moody’s Investors Service and BB+ from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Cash provided by/(used in)
Operating activities	$399	$426	$67
Investing activities	179	(34)	(31)
Financing activities	(584)	(713)	363
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	(1)	—
Net change in cash, cash equivalents and restricted cash	$(10)	$(322)	$399

During 2022, net cash provided by operating activities decreased $27 million compared to the prior year primarily due to higher development advances provided to franchisees in support of system growth, as well as the impact from the sale of our two owned hotels and the exit of our select-service management business and lower cash collected from 2020 COVID-19 related fee deferrals. Net cash provided by investing activities increased $213 million compared to the prior year, primarily due to the proceeds from the sales of our two owned hotels and the termination fee received from CorePoint Lodging associated with the exit of our select-service management business, partially offset by $44 million of cash used for the acquisition of the Vienna House brand. Net cash used in financing activities decreased $129 million compared to the prior year primarily due to the absence of cash used for the redemption of our $500 million 5.375% senior unsecured notes in 2021, partially offset by a $341 million increase in stock repurchases and a $34 million increase in dividend payments.

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
Capital Deployment
Our first priority is to invest in the business. This includes deploying capital to attract high quality assets into our system, investing in select technology improvements across our business that further our strategic objectives and competitive position, brand refresh programs to improve quality and protect brand equity, business acquisitions that are accretive and strategically enhancing to our business, and/or other strategic initiatives. We also expect to maintain a regular dividend payment. Excess cash generated beyond these needs is expected to be available for enhanced stockholder return in the form of stock repurchases or potential acquisitions from time to time.
During 2022, we spent $39 million on capital expenditures, primarily related to information technology, including digital innovation. During 2023, we anticipate spending approximately $35 million on capital expenditures.
In addition, during 2022, we spent $48 million, net of repayments, on development advance notes. During 2023, we anticipate spending approximately $60 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility and, if needed and available, new debt incurrence.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, purchase commitments and lease payments. See Note 13 - Long-Term Debt and Borrowing Arrangements and Note 20 - Leases to the Consolidated Financial Statements contained in Part IV of this report for more information. As of December 31, 2022, we had future long-term interest payment obligations of approximately $337 million of which $94 million is payable within twelve months. We have purchase commitments primarily consisting of non-cancelable obligations for marketing and technology related services. As of December 31, 2022, we had purchase commitments of $140 million of which $57 million is payable within twelve months.
Stock Repurchase Program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. In August 2019, the Board increased the capacity of the program by $300 million. Our Board increased the capacity of the program by $400 million in February 2022 and an additional $400 million in October 2022. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Under our current stock repurchase program, we repurchased approximately 6.2 million shares at an average price of $71.70 per share for a cost of $445 million during 2022. Since inception, we repurchased 15.2 million shares at an average price of $63.32 per share for a cost of $964 million. As of December 31, 2022, we had $436 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.32 per share in each of the first, second, third and fourth quarters of 2022 ($116 million in aggregate), which is consistent with our pre-pandemic quarterly dividend per share. In February 2023, the Board approved an increase in the quarterly cash dividend to $0.35 per share.

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we continue to assert that all of our undistributed foreign earnings of $48 million will be reinvested indefinitely as of December 31, 2022. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of December 31, 2022, our first-lien leverage ratio was 2.2 times.
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
As of December 31, 2022, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $3 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 15 - Commitments and Contingencies to the Consolidated Financial Statements contained in Part IV of this report.

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

OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2022, 2021 and 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 14 - Fair Value to the Consolidated Financial Statements contained in Part IV of this report. Our principal market exposures are interest and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $444 million as of December 31, 2022. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $2 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $4 million increase or decrease in our annual interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities.
We have foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the Brazilian Real and the Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2022. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2022, the absolute notional amount of our outstanding foreign exchange hedging instruments was $182 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately an $11 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of December 31, 2022, we had total net assets of $2 million in Argentina.
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
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Except as otherwise disclosed in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information required by this item is included in the Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 11. Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors”, “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity compensation plan information as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2.6 million (a)	$55.90 (b)	5.2 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
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

WYNDHAM HOTELS & RESORTS, INC.

By:	/s/ GEOFFREY A. BALLOTTI
Geoffrey A. Ballotti
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY A. BALLOTTI	President, Chief Executive Officer and Director	February 16, 2023
Geoffrey A. Ballotti	(Principal Executive Officer)

/s/ MICHELE ALLEN	Chief Financial Officer	February 16, 2023
Michele Allen	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 16, 2023
Nicola Rossi	(Principal Accounting Officer)

/s/ STEPHEN P. HOLMES	Non-Executive Chairman of the Board of Directors	February 16, 2023
Stephen P. Holmes

/s/ MYRA J. BIBLOWIT	Director	February 16, 2023
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 16, 2023
James E. Buckman

/s/ BRUCE B. CHURCHILL	Director	February 16, 2023
Bruce B. Churchill

/s/ MUKUL DEORAS	Director	February 16, 2023
Mukul Deoras

/s/ RONALD L. NELSON	Director	February 16, 2023
Ronald L. Nelson

/s/ PAULINE D.E. RICHARDS	Director	February 16, 2023
Pauline D.E. Richards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Deferred Revenues and Liability – Wyndham Rewards Loyalty Program – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company operates the Wyndham Rewards loyalty program under which members earn points that can be redeemed for free nights or other rewards. Wyndham Rewards members primarily accumulate points by staying at a participating hotel, club resort, or vacation rental or by making purchases with their Wyndham Rewards co-branded credit card. Revenues related to the issuance of loyalty points are recognized net of redemptions over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed. In addition, the Company records a liability for estimated future redemption costs of outstanding loyalty points.

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
◦Discussing with management the assumptions used in the Company’s estimated future cost per point and evaluating the reasonableness by comparing the projections to (1) forecasted information included in industry reports, and (2) trends in Wyndham Rewards member behavior.
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
◦Evaluating whether any approved changes to the Wyndham Rewards loyalty program have been appropriately considered in the actuarial analysis of the estimated redemption rate.
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
February 16, 2023
We have served as the Company’s auditor since 2017.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues
Royalties and franchise fees	$512	$461	$328
Marketing, reservation and loyalty	544	468	370
Management and other fees	57	117	64
License and other fees	100	79	84
Other	141	120	104
Fee-related and other revenues	1,354	1,245	950
Cost reimbursements	144	320	350
Net revenues	1,498	1,565	1,300
Expenses
Marketing, reservation and loyalty	524	450	419
Operating	106	132	109
General and administrative	123	113	116
Cost reimbursements	144	320	350
Depreciation and amortization	77	95	98
Gain on asset sale, net	(35)	—	—
Separation-related	1	3	2
Impairments, net	—	6	206
Restructuring	—	—	34
Transaction-related, net	—	—	12
Total expenses	940	1,119	1,346
Operating income/(loss)	558	446	(46)
Interest expense, net	80	93	112
Early extinguishment of debt	2	18	—
Income/(loss) before income taxes	476	335	(158)
Provision for/(benefit from) income taxes	121	91	(26)
Net income/(loss)	$355	$244	$(132)

Earnings/(loss) per share
Basic	$3.93	$2.61	$(1.42)
Diluted	3.91	2.60	(1.42)
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income/(loss)	$355	$244	$(132)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(5)	—	3
Unrealized gains/(losses) on cash flow hedges	58	37	(28)
Other comprehensive income/(loss), net of tax	53	37	(25)
Comprehensive income/(loss)	$408	$281	$(157)
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$161	$171
Trade receivables, net	234	246
Prepaid expenses	59	51
Other current assets	91	98
Assets held for sale	—	154
Total current assets	545	720
Property and equipment, net	99	106
Goodwill	1,525	1,525
Trademarks, net	1,232	1,202
Franchise agreements and other intangibles, net	374	473
Other non-current assets	348	243
Total assets	$4,123	$4,269
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$20	$21
Accounts payable	39	31
Deferred revenues	83	70
Accrued expenses and other current liabilities	264	258
Liabilities held for sale	—	17
Total current liabilities	406	397
Long-term debt	2,057	2,063
Deferred income taxes	345	366
Deferred revenues	164	165
Other non-current liabilities	189	189
Total liabilities	3,161	3,180
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 101.6 and 101.3 issued at December 31, 2022 and 2021	1	1
Treasury stock, at cost – 15.2 and 9.0 shares at December 31, 2022 and 2021	(964)	(519)
Additional paid-in capital	1,569	1,543
Retained earnings	318	79
Accumulated other comprehensive income/(loss)	38	(15)
Total stockholders’ equity	962	1,089
Total liabilities and stockholders’ equity	$4,123	$4,269
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income/(loss)	$355	$244	$(132)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	77	95	98
(Recovery of)/provision for doubtful accounts	(2)	21	37
Impairments, net	—	6	209
Deferred income taxes	(39)	(1)	(23)
Stock-based compensation	33	28	21
Gain on asset sale, net	(35)	—	—
Loss on early extinguishment of debt	2	18	—
Net change in assets and liabilities:
Trade receivables	16	25	(38)
Prepaid expenses	(6)	(9)	3
Other current assets	(3)	(45)	1
Accounts payable, accrued expenses and other current liabilities	14	39	(46)
Deferred revenues	22	16	(54)
Payments of development advance notes	(52)	(32)	(17)
Proceeds from development advance notes	4	2	1
Other, net	13	19	7
Net cash provided by operating activities	399	426	67
Investing activities
Property and equipment additions	(39)	(37)	(33)
Acquisition of hotel brand	(44)	—	—
Loan advances	—	—	(1)
Loan repayments	—	3	3
Proceeds from asset sales, net	263	—	—
Other, net	(1)	—	—
Net cash provided by/(used in) investing activities	179	(34)	(31)
Financing activities
Proceeds from borrowings	400	45	1,244
Principal payments on long-term debt	(404)	(574)	(760)
Finance lease payments	(5)	(5)	(5)
Debt issuance costs	(4)	—	(10)
Dividends to stockholders	(116)	(82)	(53)
Repurchases of common stock	(448)	(107)	(50)
Exercise of stock options	4	17	—
Net share settlement of incentive equity awards	(11)	(7)	(4)
Other, net	—	—	1
Net cash (used in)/provided by financing activities	(584)	(713)	363
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(4)	(1)	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	(10)	(322)	399
Cash, cash equivalents and restricted cash, beginning of period	171	493	94
Cash, cash equivalents and restricted cash, end of period	$161	$171	$493
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2019	94	$1	$(363)	$1,488	$113	$(27)	$1,212
Net loss	—	—	—	—	(132)	—	(132)
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Dividends	—	—	—	—	(53)	—	(53)
Repurchase of common stock	(1)	—	(45)	—	—	—	(45)
Net share settlement of incentive equity awards	—	—	—	(4)	—	—	(4)
Change in deferred compensation	—	—	—	21	—	—	21
Cumulative effect of change in accounting standard	—	—	—	—	(10)	—	(10)
Other	—	—	—	(1)	—	—	(1)
Balance as of December 31, 2020	93	1	(408)	1,504	(82)	(52)	963
Net income	—	—	—	—	244	—	244
Other comprehensive income	—	—	—	—	—	37	37
Dividends	—	—	—	—	(83)	—	(83)
Repurchase of common stock	(2)	—	(110)	—	—	—	(110)
Net share settlement of incentive equity awards	—	—	—	(7)	—	—	(7)
Change in deferred compensation	—	—	—	28	—	—	28
Exercise of stock options	—	—	—	17	—	—	17
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	(1)	1	—	—	—
Balance as of December 31, 2021	92	1	(519)	1,543	79	(15)	1,089
Net income	—	—	—	—	355	—	355
Other comprehensive income	—	—	—	—	—	53	53
Dividends	—	—	—	—	(116)	—	(116)
Repurchase of common stock	(6)	—	(445)	—	—	—	(445)
Net share settlement of incentive equity awards	—	—	—	(11)	—	—	(11)
Change in deferred compensation	—	—	—	33	—	—	33
Exercise of stock options	—	—	—	4	—	—	4
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962

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
Revenue Recognition
The principal source of revenues from franchising hotels is ongoing royalty, marketing and reservation fees, which are typically a percentage of gross room revenues of each franchised hotel. For a more detailed description of revenue recognition see Note 3 - Revenue Recognition.
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
As members earn points through the loyalty program, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The Company estimates the value of the future redemption obligations by projecting the timing of future point redemptions based on historical levels, including an estimate of the points that will expire or never be redeemed, and an estimate of the points members will eventually redeem. The recorded liability related to the program totals $118 million and $109 million as of December 31, 2022 and 2021, respectively, of which $74 million and $67 million, respectively, are included in accrued expenses and other current liabilities, and $44 million and $42 million, respectively, are included in other non-current liabilities on the Company’s Consolidated Balance Sheets.
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
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income/(Loss), were $124 million, $85 million and $57 million in 2022, 2021 and 2020, respectively.
Property and Equipment
Property and equipment (including leasehold improvements) are recorded at cost, and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Income/(Loss), is calculated utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is calculated utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally up to 20 years for leasehold improvements and from three to seven years for furniture, fixtures and equipment.
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
The net carrying value of software developed or obtained for internal use was $56 million and $52 million as of December 31, 2022 and 2021, respectively.
Impairment of Long-Lived Assets
Goodwill is reviewed annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the one-step impairment test, with an impairment being recognized only where the fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, the Company would use the one-step impairment test. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, its historical share price as well as other industry-specific considerations. The Company performed its annual quantitative assessment for impairment on each reporting unit’s goodwill as of October 1, 2022 and determined that no impairments existed and that it was more likely than not that the fair value of its reporting units continued to substantially exceed their carrying values.
The Company also determines whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions underlying the approach used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment. The Company performed its annual quantitative assessment for impairment on its indefinite-lived intangible assets as of October 1, 2022 and determined that no impairments existed and that it was more likely than not that the fair value of its indefinite-lived intangible assets continued to exceed their carrying values.
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

For tax positions the Company has taken or expects to take in a tax return, it applies a more likely than not threshold, under which the Company must conclude a tax position is more likely than not to be sustained, based on the technical merits, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining the Company’s provision for income taxes, the Company uses judgment, reflecting its estimates and assumptions, in applying the more likely than not threshold.
The Company accounts for the global intangible low-taxed income provisions under the period cost method.
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

3. REVENUE RECOGNITION
The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. The Company recognizes royalty fee revenues as and when the underlying sales occur. The Company also receives non-refundable initial franchise fees, which are recognized as revenues over the initial non-cancellable period of the franchise agreement, commencing when all material services or conditions have been substantially performed. This occurs when a hotel opens for business in the Company’s system or when a franchise agreement is terminated after it has been determined that the hotel will not open. The Company’s standard franchise agreement typically has a term of 10 to 20 years.
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
In addition, the Company earned revenues from its previously two owned hotels (sold in 2022), which consisted primarily of (i) gross room rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues were recognized upon the completion of services.
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred initial franchise fee revenues	$143	$145
Deferred loyalty program revenues	85	76
Deferred other revenues	19	14
Total	$247	$235

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the years set forth below:

	2023	2024	2025	Thereafter	Total
Initial franchise fee revenues	$15	$8	$7	$113	$143
Loyalty program revenues	54	21	8	2	85
Other revenues	14	1	1	3	19
Total	$83	$30	$16	$118	$247

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Year Ended December 31,
	2022	2021	2020
Hotel Franchising
Royalties and franchise fees	$496	$436	$309
Marketing, reservation and loyalty	543	467	369
License and other fees	100	79	84
Other	138	117	101
Total Hotel Franchising	1,277	1,099	863

Hotel Management
Royalties and franchise fees	16	25	19
Marketing, reservation and loyalty	1	1	1
Owned hotel revenues	42	82	37
Management fees	15	35	27
Cost reimbursements	144	320	350
Other	3	3	3
Total Hotel Management	221	466	437

Net revenues	$1,498	$1,565	$1,300
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of December 31, 2022 and December 31, 2021, capitalized contract costs were $34 million and $33 million, respectively, of which $4 million and $5 million, respectively, were included in other current assets, and $30 million and $28 million, respectively, were included in other non-current assets on the Company’s Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings/(loss) per share (“EPS”) is based on net income/(loss) divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data) for the years ended December 31:

	2022	2021	2020
Net income/(loss)	$355	$244	$(132)

Basic weighted average shares outstanding	90.3	93.4	93.4
Stock options and restricted stock units (“RSUs”) (a)	0.5	0.5	—
Diluted weighted average shares outstanding	90.8	93.9	93.4

Earnings/(loss) per share:
Basic	$3.93	$2.61	$(1.42)
Diluted	3.91	2.60	(1.42)

Dividends:
Cash dividends declared per share	$1.28	$0.88	$0.56
Aggregate dividends paid to stockholders	$116	$82	$53
_____________________
(a)    Due to the anti-dilutive effect resulting from the reported net loss for the year ended December 31, 2020, 0.1 million of anti-dilutive shares were omitted from the calculation of weighted average shares outstanding for the period.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of January 1, 2021	9.0	$519	$57.55
For the twelve months ended December 31, 2022	6.2	445	71.70
As of December 31, 2022	15.2	$964	$63.32

The Company had $436 million of remaining availability under its program as of December 31, 2022.

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

The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the years ended:

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$81	$72	$47
Cumulative effect of change in accounting standard	—	—	12
(Recovery of)/provision for doubtful accounts	(2)	21	37
Bad debt write-offs	(15)	(12)	(24)
Ending balance	$64	$81	$72

Notes Receivable
As of December 31, 2022 and 2021, the Company had notes receivable of $3 million and $4 million, respectively, net of a $1 million and $3 million allowance, respectively. For a significant portion of such notes receivable, the Company has received personal guarantees from the owners of these hotels. In addition, the Company had $12 million and $20 million of notes receivable as of December 31, 2022 and 2021, respectively, which are fully offset by a corresponding amount in deferred revenues.

6. HOTEL BRAND ACQUISITION
During September 2022, the Company completed the acquisition of the Vienna House hotel brand for a total purchase price of $44 million. Vienna House’s portfolio consisted of 41 franchised hotels across Europe, predominantly in Germany. This acquisition enables the Company to grow the Vienna House brand by leveraging its global scale and franchise expertise and is consistent with the Company’s strategy to expand its brand portfolio and total system size.
The purchase price was allocated based on the fair value of the indefinite lived trademark and franchise agreements acquired, which have a 20 year life. The following table summarizes the fair value of the assets acquired in connection with Wyndham's acquisition of Vienna House:

Amount
Franchise agreements	$16
Trademark	28
Total assets acquired	$44

This asset acquisition was assigned to the Company’s Hotel Franchising segment. The results of operations of Vienna House have been included in the Consolidated Statements of Income since its date of acquisition. Such results were not material to the Company's results of operations for the three months and year ended December 31, 2022.

7. ASSETS AND LIABILITIES HELD FOR SALE
During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. In March and May 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort and Wyndham Grand Rio Mar Resort, respectively, resulting in no assets or liabilities left held for sale. See Note 18 - Other Expenses and Charges for more information on the sales.
The Company’s Consolidated Balance Sheets include the following with respect to assets and liabilities held for sale:

December 31, 2021
Assets:
Trade receivables, net	$4
Other current assets	4
Property and equipment, net	146
Total assets held for sale	$154

Liabilities:
Accrued expenses and other current liabilities	$8
Deferred revenues	6
Other liabilities	3
Total liabilities held for sale	$17

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	As of December 31,
	2022	2021
Leasehold improvements	30	30
Capitalized software	290	326
Furniture, fixtures and equipment	24	32
Finance leases	64	64
Construction in progress	9	12
	417	464
Less: Accumulated depreciation	318	358
	$99	$106

During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. As of December 31, 2021 the Company reported $146 million of net property and equipment in assets held for sale on the Consolidated Balance Sheets. In addition, as a result of the Board approval, the Company evaluated the recoverability of its owned hotels’ long-lived assets and in the fourth quarter of 2021, the Company recorded a $6 million impairment charge which was reported within impairments, net on the Consolidated Statement of Income/(Loss).
The Company recorded depreciation expense of $46 million, $57 million, and $61 million during 2022, 2021 and 2020, respectively, related to property and equipment.

9. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount (a)			Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,525			$1,539	$14	$1,525

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,231			$1,201

Amortized intangible assets:
Franchise agreements	$913	$541	$372	$895	$513	$382
Management agreements	15	14	1	135	44	91
Trademarks	1	—	1	2	1	1
Other	1	—	1	1	1	—
	$930	$555	$375	$1,033	$559	$474
______________________
(a)    Due to the sale of its two owned hotels in 2022, the Company derecognized $14 million from its gross carrying value and accumulated impairment goodwill balances.
The changes in the carrying amount of goodwill are as follows:

	Balance as of January 1, 2021	2022 and 2021 Adjustments to Goodwill	Balance as of December 31, 2022
Hotel Franchising	$1,441	$—	$1,441
Hotel Management	84	—	84
Total	$1,525	$—	$1,525
Amortization expense relating to amortizable intangible assets was as follows for the years ended December 31:

	2022	2021	2020
Franchise agreements	$26	$27	$27
Management agreements	5	11	10
Total (a)	$31	$38	$37
______________________
(a)    Included as a component of depreciation and amortization on the Consolidated Statements of Income/(Loss).
Based on the Company’s amortizable intangible assets as of December 31, 2022, the Company expects related amortization expense as follows:

Amount
2023	$28
2024	27
2025	27
2026	26
2027	26

In March 2022, the Company completed the exit of its select-service hotel management business and received an $84 million termination fee, which under the terms of the agreement with CorePoint Lodging (“CPLG”) effectively resulted in the sale of the rights to the management contracts that were acquired as part of the La Quinta Holdings purchase in 2018. The termination fee proceeds were completely offset by the write-off of the remaining balance of the related hotel management contract intangible asset and thus resulted in a full recovery of such asset. The proceeds were reported in proceeds from asset sales, net on the Consolidated Statement of Cash Flows. The franchise agreements for these hotels remained in place at their stated fee structure.
As a result of the impact COVID-19 had on the Company’s operations during 2020, the Company performed quantitative assessments on intangible assets in the second quarter of 2020. As a result of the assessments, the Company incurred a $14 million charge in the second quarter of 2020 to fully write-down the goodwill balance for its owned hotel reporting unit. Such charge was reported within impairments, net on the Consolidated Statement of Income/(Loss) and was charged to the hotel management segment. In addition, the Company recorded impairment charges of $191 million to reduce the carrying value of certain trademarks to their estimated fair values. Such charges were reported within impairments, net on the Consolidated Statement of Income/(Loss) and were charged to the hotel franchising segment.
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

10. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Consolidated Statements of Income/(Loss) include initial franchise fees of $15 million, $14 million and $20 million in 2022, 2021 and 2020, respectively.
In accordance with its franchise agreements, the Company is generally contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees.
Development Advance Notes
The Company may, at its discretion, provide development advance notes to certain franchisees/hotel owners in order to assist them in converting to one of its’ brands, in building a new hotel to be flagged under one of its’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise/management agreement, all or a portion of the development advance notes may be forgiven by the Company over the period of the franchise/management agreement. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advance notes.
The Company’s Consolidated Financial Statements include the following with respect to development advances:

Consolidated Balance Sheets:	As of December 31,
	2022	2021
Other non-current assets	$144	$108

Consolidated Statements of Income/(Loss):	Year Ended December 31,
	2022	2021	2020
Forgiveness of notes (a)	$12	$11	$9
Bad debt expense related to notes	1	1	1
_____________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2022	2021
Accrued loyalty program liabilities (Note 2)	$74	$67
Accrued payroll and related expenses	73	74
Accrued taxes payable	38	33
Accrued self-insurance liabilities	20	25
Accrued marketing expenses	10	11
Accrued professional expenses	10	9
Accrued interest	9	9
Accrued legal settlements (Note 15)	8	6
Operating lease liabilities (Note 20)	4	4
Due to former Parent (Note 19)	3	5
Other	15	15
	$264	$258

12. INCOME TAXES
The income tax provision/(benefit) consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$116	$65	$(5)
State	22	16	(2)
Foreign	22	11	4
	160	92	(3)
Deferred
Federal	(30)	(5)	(10)
State	(9)	—	(8)
Foreign	—	4	(5)
	(39)	(1)	(23)
Provision for/(benefit from) income taxes	$121	$91	$(26)
Pretax income/(loss) for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic	$432	$312	$(113)
Foreign	44	23	(45)
Pretax income/(loss)	$476	$335	$(158)

Deferred Taxes
Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2022	2021
Deferred income tax assets:
Accrued liabilities and deferred revenues	$85	$77
Tax credits (a)	7	7
Other comprehensive income and other	14	14
Provision for doubtful accounts	7	10
Net operating loss carryforward (b)	22	21
Valuation allowance (c)	(23)	(27)
Deferred income tax assets	112	102

Deferred income tax liabilities:
Depreciation and amortization	417	444
Other comprehensive income and other	35	19
Deferred income tax liabilities	452	463
Net deferred income tax liabilities	$340	$361

Reported in:
Other non-current assets	$5	$5
Deferred income taxes	345	366
Net deferred income tax liabilities	$340	$361
_____________________
(a)    As of December 31, 2022, the Company had $7 million of foreign tax credits. The foreign tax credits expire no later than 2032.
(b)    As of December 31, 2022, the Company’s net operating loss carryforwards primarily relate to state net operating losses, which are due to expire at various dates, but no later than 2042.
(c)    The valuation allowance of $23 million at December 31, 2022 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $14 million, $2 million and $7 million, respectively. The valuation allowance of $27 million at December 31, 2021 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $17 million, $6 million and $4 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $48 million will be reinvested indefinitely as of December 31, 2022. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.8	3.1	5.5
Taxes on foreign operations at rates different than U.S. federal statutory rates	1.9	2.0	(2.1)
Taxes on foreign income, net of tax credits	0.4	0.3	1.2
Nondeductible executive compensation	0.7	0.7	(1.9)
Nondeductible goodwill impairment	—	—	(1.8)
Foreign-derived intangible income	(0.5)	(0.2)	0.2
Valuation allowances	(0.6)	0.5	(5.2)
Other	(0.3)	(0.2)	(0.4)
	25.4%	27.2%	16.5%
The effective income tax rate for 2022, 2021 and 2020 differs from the U.S. Federal income tax rate of 21% primarily due to state taxes and U.S. and foreign taxes, including withholding taxes on the Company’s international operations. During 2020, our effective tax rate was lower primarily related to goodwill impairment charges that are nondeductible for tax purposes and valuation allowances for certain deferred tax attributes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

	2022	2021	2020
Beginning balance	$7	$9	$11
Increases related to tax positions taken during a prior period	4	1	—
Increases related to tax positions taken during the current period	—	—	1
Decreases related to settlements with taxing authorities	—	—	—
Decreases as a result of a lapse of the applicable statute of limitations	(3)	(2)	(3)
Decreases related to tax positions taken during a prior period	—	(1)	—
Ending balance	$8	$7	$9
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $8 million, $7 million and $9 million as of December 31, 2022, 2021 and 2020, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for/(benefit from) income taxes on the Consolidated Statements of Income/(Loss). The amount of potential penalties and interest related to these unrecognized tax benefits recorded in the provision for income taxes was immaterial during 2022 and 2021 and a benefit of $1 million during 2020. The Company had a liability for potential penalties of $1 million as of December 31, 2022, 2021 and 2020, and potential interest of $2 million as of December 31, 2022, 2021 and 2020. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2019. The 2017 through 2021 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2015 through the 2021 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire within 12 months of the reporting date in certain taxing jurisdictions, and the Company therefore believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $4 million to $5 million.
The Company made cash income tax payments, net of refunds, of $123 million during 2022 and $114 million during 2021. The Company received income tax refunds, net of payments, of $9 million during 2020. Additionally, the Company had $15 million and $48 million of income tax receivables as of December 31, 2022 and 2021, respectively, which was reported within other current assets on the Consolidated Balance Sheets.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The Company does not currently expect the IRA to have a material impact on its financial results, including on its annual estimated effective tax rate or liquidity.

13. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	As of December 31,
	2022		2021
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$—		$—
$400 million term loan A (due April 2027)	399	5.92%	—
$1.6 billion term loan B (due May 2025)	1,139	3.70%	1,541	3.07%
4.375% senior unsecured notes (due August 2028)	494	4.38%	493	4.38%
Finance leases	45	4.50%	50	4.50%
Total long-term debt	2,077		2,084
Less: Current portion of long-term debt	20		21
Long-term debt	$2,057		$2,063
_____________________
(a)    The carrying amount of the term loan and senior unsecured notes are net of deferred debt issuance costs of $11 million and $15 million as of December 31, 2022 and 2021, respectively.
(b)    Weighted average interest rate based on year-end balances, including the effects from hedging.
Maturities and Capacity
The Company’s outstanding debt as of December 31, 2022 matures as follows:

Long-Term Debt
Within 1 year	$20
Between 1 and 2 years	26
Between 2 and 3 years	1,173
Between 3 and 4 years	37
Between 4 and 5 years	313
Thereafter	508
Total	$2,077

As of December 31, 2022, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	9
Available capacity	$741
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
In April 2022, the Company entered into the Third Amendment to the Credit Agreement dated May 30, 2018 which amended its original five-year $750 million revolver to extend the term to April 2027. The benchmark rate applicable to the revolver has changed from LIBOR to Secured Overnight Funding Rate (“SOFR”). The revolver is subject to an interest rate equal to, at the Company’s option, either (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) SOFR, plus a margin ranging from 1.50% to 2.00% and an additional 0.10% SOFR adjustment, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. The revolver is subject to the same prepayment provisions and covenants applicable to the previous revolver.
$400 million Term Loan A Agreement
In April 2022, the Company entered into the Third Amendment to the Credit Agreement dated May 30, 2018. The amendment provides for a new senior secured term loan A facility (“Term Loan A”) in an aggregate principal amount of $400 million maturing in April 2027, the proceeds of which were used to repay a portion of the existing Term Loan B facility. The Term Loan A is subject to an interest rate equal to, at the Company’s option, either (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) SOFR, plus a margin ranging from 1.50% to 2.00% and an additional 0.10% SOFR adjustment, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. The term loan A is subject to the same prepayment provisions and covenants applicable to the existing Term Loan B. The Term Loan A is subject to quarterly principal payments as follows: (i) 0.0% per year of the initial principal amount during the first year, (ii) 5.0% per year of the initial principal amount payable in equal quarterly installments during the second and third years and (iii) 7.5% per year of the initial principal amount payable in equal quarterly installments during the fourth and fifth years, with final payments of all amounts outstanding, plus accrued interest, being due on the maturity date in April 2027.
$1.6 billion Term Loan B Agreement
During May 2018, the Company entered a credit agreement for a $1.6 billion term loan (the “Term Loan B”) expiring in May 2025. The interest rate per annum applicable to the Term Loan B is equal to, at the Company’s option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. The LIBOR rate with respect to the Term Loan B is subject to a “floor” of 0.00%. The Term Loan B began amortizing in equal quarterly installments beginning in the fourth quarter of 2018 in aggregate annual amounts equal to 1.00% of the original principal amount thereof. The Term Loan B is subject to standard mandatory prepayment provisions including (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% (with step-downs to 50% and 0% based upon achievement of specified first-lien leverage ratios) of the net cash proceeds from certain sales or other dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified first-lien leverage ratios) of annual (commencing with the 2019 fiscal year) excess cash flow of the Company and its restricted subsidiaries, subject to customary exceptions and limitations. During 2022, the Company prepaid $400 million of the Term Loan B with proceeds from the issuance of the Term Loan A and as a result, the Company is no longer subject to quarterly principal payments on Term Loan B.
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
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million and $2 million as of December 31, 2022 and 2021, respectively.
Cash Flow Hedge
In 2018, the Company hedged a portion of its $1.6 billion term loan. The pay-fixed/receive-variable interest rate swaps hedge $1.1 billion of the Company’s term loan interest rate exposure, of which $600 million expires in the second quarter of 2024 and has a weighted average fixed rate of 2.58% and $500 million expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.99%. The variable rates of the swap agreements are based on one-month LIBOR. The aggregate fair value of these interest rate swaps was an asset of $53 million and a liability of $23 million as of December 31, 2022 and 2021, respectively, which was included within other non-current assets and other non-current liabilities on the Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Consolidated Statements of Income/(Loss) were $2 million, $26 million and $22 million of expense during 2022, 2021 and 2020, respectively.
There was no hedging ineffectiveness recognized in 2022, 2021 or 2020. The Company expects to reclassify approximately $34 million of gains from AOCI to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred interest expense of $85 million, $94 million and $114 million in 2022, 2021 and 2020, respectively. Cash paid related to such interest was $82 million, $96 million and $101 million for 2022, 2021 and 2020, respectively. Interest income was $5 million, $1 million and $2 million for 2022, 2021 and 2020, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $2 million in 2022 relating to the credit agreement amendment and $400 million partial pay down of its term loan B, as discussed above, for the year ended December 31, 2022. For the year ended December 31, 2021 the Company incurred early extinguishment of debt costs of $18 million relating to the redemption of its $500 million 5.375% senior unsecured notes redeemed in 2021.

14. FAIR VALUE
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

	December 31, 2022
	Carrying Amount	Estimated Fair Value
Debt	$2,077	$2,035

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
Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. See Note 13 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the Brazilian Real and the Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized gains from freestanding foreign currency exchange contracts of $2 million during 2022 and 2021 and losses of $3 million during 2020. Such gains and losses are included in operating expenses in the Consolidated Statements of Income/(Loss).

The Company accounts for Argentina as a highly inflationary economy. The Company incurred foreign currency exchange losses related to Argentina of $4 million, $1 million and $2 million during 2022, 2021 and 2020, respectively. Such losses are included in operating expenses in the Consolidated Statements of Income/(Loss).
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
Market Risk
The Company is subject to risks relating to the geographic concentration of its hotel properties, which may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expense, revenues from transactions in the states of Texas and Florida as a percent of U.S. revenues were approximately 10% and 24%, respectively, during 2022, 10% and 18%, respectively, during 2021 and 10% and 19%, respectively, during 2020. Revenues in the state of Florida include license and other fees from the Company’s former Parent. Excluding these revenues, revenues in the state of Florida as a percent of U.S. revenues were 16%, 12% and 9% during 2022, 2021 and 2020, respectively.
During 2021 and 2020 CorePoint accounted for 20% and 25%, respectively, of revenues. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expenses, CorePoint accounted for 8% and 10% during 2021 and 2020, respectively. During the first quarter of 2022, CorePoint terminated its management contracts with the Company.

15. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of December 31, 2022, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $8 million and $6 million as of December 31, 2022 and 2021, respectively. The Company also had receivables of $6 million and $3 million as of December 31, 2022 and 2021, respectively, for certain matters which are covered by insurance and were included in other current assets on its Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2022, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $3 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

The table below summarizes the post-closing credit support guarantees related to the sale of the European Vacation Rentals business, the fair values of such guarantees and the receivables from its former Parent representing two-thirds of such guarantees at December 31, 2022:

	Guarantees	Fair Value of Guarantees	Receivable from former Parent
Post-closing credit support at time of sale	$81	$39	$26
Additional post-closing credit support	46	22	15
Total	$127	$61	$41

The fair value of the guarantees was $61 million as of December 31, 2022 and 2021 and were included in other non-current liabilities on the Consolidated Balance Sheets. In connection with these guarantees the Company had receivables from its former Parent of $41 million as of December 31, 2022 and 2021, which were included in other non-current assets on its Consolidated Balance Sheets.
Hotel-Management Guarantees
The Company had previously entered into hotel-management agreements that provided the hotel owner with a guarantee of a certain level of profitability based upon various metrics. Under such agreements, the Company was required to compensate the hotel owner for any profitability shortfall over the life of the management agreement up to a specified aggregate amount. For certain agreements, the Company may have been able to recapture all or a portion of the shortfall payments in the event that future operating results exceeded targets.
As a result of COVID-19, on June 30, 2020, the Company provided notice of termination of its one remaining hotel performance guarantee pursuant to a force majeure provision in the hotel-management agreement. The hotel’s owner disputed such termination and the Company and the hotel owner engaged in alternate dispute resolution. The matter was resolved during 2022 which resulted in the termination of the management agreement. As a result of the Company’s notice of termination of the management agreement, the Company’s receivable of $4 million became fully impaired as of June 30, 2020 with the charge recorded within impairments, net on the Consolidated Statements of Income/(Loss). As of December 31, 2022, the Company has no hotel management guarantees.

16. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of December 31, 2022, 5.2 million shares remained available.
During 2022, the Company granted incentive equity awards totaling $30 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $12 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) depending on the extent to which the Company achieves the specified performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the year ended December 31, 2022 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2021	1.2		$60.37	0.3		$57.51
Granted (a)	0.3		81.71	0.1	(b)	82.74
Vested	(0.4)		58.58	—		—
Canceled	(0.1)		66.08	(0.1)		55.26
Balance as of December 31, 2022	1.0	(c)	$67.90	0.3	(d)	$69.82
_____________________
(a)Represents awards granted by the Company primarily in March 2022.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of December 31, 2022 have an unrecognized compensation expense of $48 million, which is expected to be recognized over a weighted average period of 2.5 years.
(d)PSUs outstanding as of December 31, 2022 have an aggregate maximum potential unrecognized compensation expense of $16 million, which may be recognized over a weighted average period of 1.6 years based on attainment of targets.

The activity related to stock options granted by the Company for the year ended December 31, 2022 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	1.1		$56.04
Granted	—		—
Exercised	(0.1)		58.87
Canceled	—		—
Outstanding as of December 31, 2022	1.0		$55.90	3.6	$16
Unvested as of December 31, 2022	0.4	(a)	$55.17	3.9	$6
Exercisable as of December 31, 2022	0.6		$56.30	3.5	$10
_____________________
(a)Unvested options as of December 31, 2022 are expected to vest over time and have an aggregate unrecognized compensation expense of $2 million, which will be recognized over a weighted average period of 1.5 years.
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
Stock-Based Compensation Expense
Stock-based compensation expense was $33 million, $28 million and $21 million for 2022, 2021 and 2020, respectively. In 2020, $2 million was recorded within restructuring costs on the Consolidated Statements of Income/(Loss).

17. SEGMENT INFORMATION
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

	Hotel Franchising	Hotel Management	Corporate and Other (a)	Total
Year Ended or as of December 31, 2022
Net revenues	$1,277	$221	$—	$1,498
Adjusted EBITDA	679	37	(66)	650
Depreciation and amortization	63	5	9	77
Segment assets	3,711	113	299	4,123
Capital expenditures	33	—	6	39

Year Ended or as of December 31, 2021
Net revenues	$1,099	$466	$—	$1,565
Adjusted EBITDA	592	57	(59)	590
Depreciation and amortization	60	26	9	95
Segment assets	3,575	394	300	4,269
Capital expenditures	30	4	3	37

Year Ended or as of December 31, 2020
Net revenues	$863	$437	$—	$1,300
Adjusted EBITDA (b)	392	13	(69)	336
Depreciation and amortization	63	25	10	98
Segment assets	3,629	418	597	4,644
Capital expenditures	24	4	5	33
_____________________
(a)    Includes the elimination of transactions between segments.
(b)    Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.

Provided below is a reconciliation of net income/(loss) to adjusted EBITDA.

	Year Ended December 31,
	2022	2021	2020 (a)
Net income/(loss)	$355	$244	$(132)
Provision for/(benefit from) income taxes	121	91	(26)
Depreciation and amortization	77	95	98
Interest expense, net	80	93	112
Early extinguishment of debt	2	18	—
Stock-based compensation expense	33	28	19
Development advance notes amortization	12	11	9
Gain on asset sale, net	(35)	—	—
Separation-related expenses	1	3	2
Impairments, net	—	6	206
Restructuring costs	—	—	34
Transaction-related expenses, net	—	—	12
Foreign currency impact of highly inflationary countries	4	1	2
Adjusted EBITDA	$650	$590	$336

_____________________
(a)    Adjusted EBITDA for 2020 has been recasted to conform with the current year presentation.
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries (a)	Total
Year Ended or As of December 31, 2022
Net revenues	$1,271	$227	$1,498
Net long-lived assets	3,126	104	3,230

Year Ended or As of December 31, 2021
Net revenues	$1,366	$199	$1,565
Net long-lived assets	3,199	107	3,306

Year Ended or As of December 31, 2020
Net revenues	$1,159	$141	$1,300
Net long-lived assets	3,334	184	3,518
_____________________
(a)    Includes U.S. territories.

18. OTHER EXPENSES AND CHARGES
Gain on Asset Sale, Net
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $35 million gain, net of transaction costs, for the year ended December 31, 2022 which was attributable to the Company’s hotel management business and was reported within gain on asset sale, net on the Consolidated Statement of Income/(Loss). Additionally, the Company entered into a 20 year franchise agreement with the buyer.
In May 2022, the Company completed the sale of its Wyndham Grand Rio Mar Resort for gross proceeds of $62 million ($61 million, net of transaction costs). There was no gain or loss on the sale as the proceeds approximated adjusted net book value. Additionally, the Company entered into a 20 year franchise agreement with the buyer.

Separation-Related
The Company incurred separation-related costs associated with its spin-off from former Parent of $1 million, $3 million and $2 million during 2022, 2021 and 2020, respectively. During 2022 and 2021 these costs primarily consisted of legal and tax-related costs. During 2020 these costs primarily consisted of severance and other employee-related costs.
Impairments, Net
During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. As a result of the Board approval, the Company evaluated the recoverability of its owned hotels long-lived assets and in the fourth quarter of 2021, the Company recorded a $6 million impairment charge which was reported within impairments, net on the Consolidated Statement of Income/(Loss). For more information, see Note 7 - Assets and Liabilities Held for Sale.
As a result of COVID-19 and the significant negative impact it has had on travel demand during 2020, the Company reviewed its intangible assets for potential impairment and determined that the carrying value of certain intangible assets were in excess of their fair values. Accordingly, the Company recorded impairment charges of $205 million, in 2020, primarily related to certain trademarks and goodwill associated with its owned hotel reporting unit. See Note 9 - Intangible Assets for more information. Additionally, in 2020, the Company incurred a $4 million non-cash impairment charge for the write-off of a receivable as a result of the Company’s notice of termination of an unprofitable management agreement. In 2020, the Company also received $3 million of cash related to a previously impaired asset. These charges were all reported within impairments, net on the Consolidated Statement of Income/(Loss).
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

19. TRANSACTIONS WITH FORMER PARENT
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
In connection with the Company’s license, development and non-competition agreement, the Company recorded license fees from former Parent in the amounts of $83 million during 2022 and $65 million during both 2021 and 2020. Further, the Company recorded revenues of $10 million, $9 million and $13 million during 2022, 2021 and 2020, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded license fees from a former affiliate of $7 million, $5 million and $6 million during 2022, 2021 and 2020, respectively. Such fees are recorded within license and other fees on the Consolidated Statements of Income/(Loss).
Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates
Upon the distribution of the Company’s common stock to former Parent stockholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $17 million and $18 million as of December 31, 2022 and 2021, respectively, which were included within other non-current liabilities on its Consolidated Balance Sheets. The Company also had a $3 million and $5 million liability due to its former Parent which was included within accrued expenses and other current liabilities on its Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. In addition, the Company had $3 million and $4 million of receivables due from former Parent as of December 31, 2022 and 2021, respectively, which were included within current assets on its Consolidated Balance Sheets.
Former Parent’s Sale of its European Vacation Rentals Business
In connection with the sale of the European Vacation Rentals business, the Company was entitled to one-third of the excess of net proceeds from the sale above a pre-set amount. During 2019, the Buyer notified former Parent of certain proposed post-closing adjustments of approximately $44 million which could serve to reduce the net consideration received from the sale of the European Vacation Rentals business. On December 13, 2021, former Parent entered into a settlement agreement, contingent upon regulatory approval, to settle the post-closing adjustment claims for $7 million which was split one-third and two-thirds between the Company and former Parent, respectively. The Company had a $2 million reserve for such settlement as of December 31, 2021. During the third quarter of 2022, the settlement was approved by the regulatory authority and as a result, the Company paid $2 million for its obligation of the settlement and all claims on the Company were dismissed.

20. LEASES
The Company leases property and equipment under finance and operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and non-lease components of equipment leases.
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets.

	Classification on the Balance Sheets	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Other non-current assets	$11	$14
Finance lease assets	Property and equipment, net	26	29
Total lease assets		$37	$43

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$4	$4
Finance lease liabilities	Current portion of long-term debt	5	5
Non-current
Operating lease liabilities	Other non-current liabilities	7	10
Finance lease liabilities	Long-term debt	40	45
Total lease liabilities		$56	$64
The table below presents the remaining lease term and discount rates for finance and operating leases.

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	4.1 years	4.7 years
Finance leases	6.7 years	7.7 years
Weighted-average discount rate
Operating leases	4.2%	3.9%
Finance leases	4.3%	4.3%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2022.

	Operating Leases	Finance Leases
2023	$4	$7
2024	3	7
2025	2	8
2026	1	8
2027	1	8
Thereafter	1	13
Total minimum lease payments	12	51
Less: amount of lease payments representing interest	1	6
Present value of future minimum lease payments	11	45
Less: current obligations under leases	4	5
Long-term lease obligations	$7	$40
Other Information
Under the new accounting standard for leases, the Company recorded the following related to leases on the Consolidated Financial Statements:

Consolidated Statements of Cash Flows:	Year Ended December 31,
	2022	2021	2020
Operating activities
Cash payments related to operating and finance leases	$6	$7	$8
Financing activities
Cash payments related to finance leases	5	5	5

Consolidated Statements of Income/(Loss):	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$4	$4	$5
Finance lease expense
Amortization of right-of-use assets	4	4	4
Interest expense	2	2	2

21. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2019	$(1)	$(26)	$(27)
Period change	3	(28)	(25)
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	37	37
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	(5)	58	53
Balance as of December 31, 2022	$(3)	$41	$38

EXHIBIT INDEX

Exhibit No.	Description
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

3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Third Amended and Restated By-Laws of Wyndham Hotels & Resorts, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 6, 2023)
4.1
Indenture, dated April 13, 2018, among Wyndham Hotels & Resorts, Inc., Wyndham Worldwide Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form 10 filed April 19, 2018)

4.2
First Supplemental Indenture, dated April 13, 2018, between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form 10 filed April 19, 2018)

4.3
Second Supplemental Indenture, dated May 30, 2018, among Wyndham Hotels & Resorts, Inc., the New Guarantors (as defined in the Second Supplemental Indenture) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 31, 2018)

4.4
Third Supplemental Indenture, dated May 31, 2018, between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 4, 2018)

4.5
Fourth Supplemental Indenture, dated January 22, 2020 between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K filed February 13, 2020)

4.6
Fifth Supplemental Indenture, dated August 13, 2020, by and among Wyndham Hotels & Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 13, 2020)

4.7*
Sixth Supplemental Indenture, dated November 18, 2022, among Wyndham Hotels & Resorts, Inc., the New Guarantor (as defined in the Sixth Supplemental Indenture) and U.S. Bank National Association, as trustee

4.8	Form of 4.375% Note due 2028 (included in Exhibit 4.6)
4.9*	Description of Common Stock
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

G-1

10.9	Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018)
10.10	Wyndham Hotels & Resorts, Inc. Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018)
10.11	Wyndham Hotels & Resorts, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018)
10.12	Wyndham Hotels & Resorts, Inc. Savings Restoration Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018)
10.13	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.14	Form of Award Agreement for Stock-Settled Stock Appreciation Rights (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.15	Form of Award Agreement for Performance-Vested Restricted Stock Units (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.16	Form of Award Agreement for Non-Qualified Stock Options (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Form 10 filed April 19, 2018)
10.17	Letter Agreement, dated as of June 1, 2018, between Wyndham Hotels & Resorts, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018)
10.18
Amended & Restated Employment Agreement, dated as of February 23, 2021, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 29, 2021)

10.19*	Amended and Restated Employment Agreement, dated as of November 7, 2022, between Wyndham Hotels & Resorts, Inc. and Michele Allen
10.20	Employment Letter, dated as of May 16, 2018, between Wyndham Hotels & Resorts, Inc. and Paul F. Cash (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed February 14, 2019)
10.21
Employment Letter, dated as of February 25, 2020, between Wyndham Hotels & Resorts, Inc. and Lisa Checchio (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 12, 2021)

10.22*	Employment Letter, Dated as of February 15, 2020, between Wyndham Hotels & Resorts, Inc. and Scott Strickland
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.
G-2