Form 10-Q
period 2023-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2023-04-27
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
85,863,971 shares of common stock outstanding as of March 31, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2023, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 16, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 27, 2023

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues
Royalties and franchise fees	$121	$110
Marketing, reservation and loyalty	120	111
Management and other fees	3	35
License and other fees	23	19
Other	41	41
Fee-related and other revenues	308	316
Cost reimbursements	5	55
Net revenues	313	371
Expenses
Marketing, reservation and loyalty	124	104
Operating	20	35
General and administrative	30	29
Cost reimbursements	5	55
Depreciation and amortization	19	24
Separation-related	2	—
Gain on asset sale	—	(36)
Total expenses	200	211
Operating income	113	160
Interest expense, net	22	20
Income before income taxes	91	140
Provision for income taxes	24	34
Net income	$67	$106

Earnings per share
Basic	$0.77	$1.15
Diluted	0.77	1.14

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$67	$106
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	2	—
Unrealized (losses)/gains on cash flow hedges	(8)	31
Other comprehensive (loss)/income, net of tax	(6)	31
Comprehensive income	$61	$137

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$150	$161
Trade receivables, net	230	234
Prepaid expenses	76	59
Other current assets	59	91
Total current assets	515	545
Property and equipment, net	96	99
Goodwill	1,525	1,525
Trademarks, net	1,232	1,232
Franchise agreements and other intangibles, net	367	374
Other non-current assets	349	348
Total assets	$4,084	$4,123
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$26	$20
Accounts payable	33	39
Deferred revenues	104	83
Accrued expenses and other current liabilities	242	264
Total current liabilities	405	406
Long-term debt	2,051	2,057
Deferred income taxes	342	345
Deferred revenues	166	164
Other non-current liabilities	184	189
Total liabilities	3,148	3,161
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.1 and 101.6 issued at March 31, 2023 and December 31, 2022	1	1
Treasury stock, at cost – 16.0 and 15.2 shares at March 31, 2023 and December 31, 2022	(1,020)	(964)
Additional paid-in capital	1,569	1,569
Retained earnings	354	318
Accumulated other comprehensive income	32	38
Total stockholders’ equity	936	962
Total liabilities and stockholders’ equity	$4,084	$4,123

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$67	$106
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	19	24
Provision for doubtful accounts	—	1
Deferred income taxes	(1)	(26)
Stock-based compensation	9	8
Gain on asset sale	—	(36)
Net change in assets and liabilities:
Trade receivables	4	17
Prepaid expenses	(17)	(4)
Other current assets	35	60
Accounts payable, accrued expenses and other current liabilities	(40)	(32)
Deferred revenues	24	19
Payments of development advance notes, net	(13)	(7)
Other, net	6	5
Net cash provided by operating activities	93	135
Investing activities
Property and equipment additions	(9)	(10)
Proceeds from asset sales, net	—	202
Net cash (used in)/provided by investing activities	(9)	192
Financing activities
Principal payments on long-term debt	—	(4)
Dividends to stockholders	(31)	(30)
Repurchases of common stock	(54)	(39)
Net share settlement of incentive equity awards	(9)	(9)
Other, net	(1)	—
Net cash used in financing activities	(95)	(82)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(11)	245
Cash, cash equivalents and restricted cash, beginning of period	161	171
Cash, cash equivalents and restricted cash, end of period	$150	$416
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(56)	—	—	—	(56)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of March 31, 2023	86	$1	$(1,020)	$1,569	$354	$32	$936

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	31	31
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	—	—	(38)	—	—	—	(38)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	2	—	—	2
Balance as of March 31, 2022	92	$1	$(557)	$1,544	$155	$16	$1,159

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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2022 Consolidated Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
Business Description
Wyndham Hotels’ primary segment is hotel franchising which principally consists of licensing the Company’s lodging brands and providing related services to third-party hotel owners and others.
In the first quarter of 2023, the Company changed the composition of its reportable segments to reflect the recent changes in its Hotel Management segment due to the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, the Company has aggregated, on a prospective basis, such management business within its Hotel Franchising segment.

2. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements applicable to the Company during the three months ended March 31, 2023.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Deferred initial franchise fee revenues	$143	$143
Deferred loyalty program revenues	87	85
Deferred co-branded credit card program revenues	11	—
Deferred other revenues	29	19
Total	$270	$247

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

	4/1/2023 - 3/31/2024	4/1/2024 - 3/31/2025	4/1/2025 - 3/31/2026	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$112	$143
Loyalty program revenues	54	22	9	2	87
Co-branded credit card program revenues	11	—	—	—	11
Other revenues	23	1	1	4	29
Total	$104	$31	$17	$118	$270

Disaggregation of Net Revenues

In the first quarter of 2023, the Company changed the composition of its reportable segments to reflect the recent changes in its Hotel Management segment due to the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, the Company has aggregated, on a prospective basis, such management business within its Hotel Franchising segment.

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended March 31,
	2023	2022
Hotel Franchising (a)
Royalties and franchise fees	$121	$103
Marketing, reservation and loyalty	120	111
Management fees	3	—
License and other fees	23	19
Cost reimbursements	5	—
Other	41	39
Total Hotel Franchising	313	272

Hotel Management
Royalties and franchise fees	n/a	7
Owned hotel revenues	n/a	30
Management fees	n/a	5
Cost reimbursements	n/a	55
Other	n/a	2
Total Hotel Management	n/a	99

Net revenues	$313	$371
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of both March 31, 2023 and December 31, 2022, capitalized contract costs were $34 million, of which $4 million for both periods was included in other current assets and $30 million for both periods was included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income	$67	$106

Basic weighted average shares outstanding	86.5	92.5
Stock options and restricted stock units (“RSUs”) (a)	0.6	0.7
Diluted weighted average shares outstanding	87.1	93.2

Earnings per share:
Basic	$0.77	$1.15
Diluted	0.77	1.14

Dividends:
Cash dividends declared per share	$0.35	$0.32
Aggregate dividends paid to stockholders	$31	$30
______________________
(a)    Diluted shares outstanding excludes 0.5 million shares related to stock options and RSUs for both the three months ended March 31, 2023 and 2022, as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2022	15.2	$964	$63.32
For the three months ended March 31, 2023	0.8	56	70.48
As of March 31, 2023	16.0	$1,020	$63.67

The Company had $381 million of remaining availability under its program as of March 31, 2023.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the three months ended:

	2023	2022
Balance as of January 1,	$64	$81
Provision for doubtful accounts	—	1
Bad debt write-offs	(1)	(2)
Balance as of March 31,	$63	$80

6. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount			Gross Carrying Amount
Goodwill	$1,525			$1,525

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,232			$1,231

Amortized intangible assets:
Franchise agreements	$913	$547	$366	$913	$541	$372
Management agreements	3	2	1	15	14	1
Trademarks	1	1	—	1	—	1
Other	1	1	—	1	—	1
	$918	$551	$367	$930	$555	$375
In March 2022, the Company completed the exit of its select-service hotel management business and received an $84 million termination fee, which under the terms of the agreement with CorePoint Lodging effectively resulted in the sale of the rights to the management contracts that were acquired as part of the La Quinta Holdings purchase in 2018. The termination fee proceeds were completely offset by the write-off of the remaining balance of the related hotel management contract intangible asset and thus resulted in a full recovery of such asset. The proceeds were reported in proceeds from asset sales, net on the Condensed Consolidated Statement of Cash Flows. The franchise agreements for these hotels remained in place at their stated fee structure.

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $4 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.
In accordance with its franchise agreements, the Company is generally contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees.
Development Advance Notes
The Company may, at its discretion, provide development advance notes to certain franchisees/hotel owners in order to assist them in converting to one of its’ brands, in building a new hotel to be flagged under one of its’ brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise agreement, all or a portion of the development advance notes may be forgiven by the Company over the period of the franchise agreement. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advance notes.

The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	March 31, 2023	December 31, 2022
Other non-current assets	$154	$144

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2023	2022
Forgiveness of notes (a)	$3	$3
Bad debt expense related to notes	—	1
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statement of Income.

Condensed Consolidated Statements of Cash Flows:	Three Months Ended March 31,
	2023	2022
Payments of development advance notes	$(14)	$(7)
Proceeds from repayment of development advance notes	1	—
Payments of development advance notes, net	$(13)	$(7)

8. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2019. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2015.
The Company made cash income tax payments, net of refunds, of $4 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.
The Company’s effective tax rates were 26.4% and 24.3% during the three months ended March 31, 2023 and 2022, respectively. During 2023, the effective tax rate was higher as a result of the remeasurement of net deferred tax liabilities due to changes in certain state tax rates and a lower tax benefit associated with stock-based compensation.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	March 31, 2023		December 31, 2022
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$—		$—
$400 million term loan A (due April 2027)	399	6.18%	399	5.92%
$1.6 billion term loan B (due May 2025)	1,141	3.71%	1,139	3.70%
4.375% senior unsecured notes (due August 2028)	494	4.38%	494	4.38%
Finance leases	43	4.50%	45	4.50%
Total long-term debt	2,077		2,077
Less: Current portion of long-term debt	26		20
Long-term debt	$2,051		$2,057
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $11 million as of both March 31, 2023 and December 31, 2022.
(b)    Weighted average interest rates are based on period-end balances, including the effects from hedging.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2023 matures as follows:

Long-Term Debt
Within 1 year	$26
Between 1 and 2 years	26
Between 2 and 3 years	1,176
Between 3 and 4 years	37
Between 4 and 5 years	306
Thereafter	506
Total	$2,077

As of March 31, 2023, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	9
Available capacity	$741
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million and $4 million as of March 31, 2023 and December 31, 2022, respectively.
Cash Flow Hedge
The Company has pay-fixed/receive-variable interest rate swaps which hedges the interest rate exposure on $1.1 billion, or more than 96% of the outstanding amount of its term loan B as of March 31, 2023. The interest rate swaps consist of a $600 million swap that expires in the second quarter of 2024 and has a weighted average fixed rate of 2.58% and a $500 million swap that expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.99%. The variable rates of the swap agreements are based on one-month LIBOR, which the Company intends to replace with SOFR by the end of the second quarter of 2023.The aggregate fair value of these interest rate swaps was an asset of $44 million and $53 million as of March 31, 2023 and December 31, 2022, respectively, which was included within other non-current assets on the Condensed Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $7 million of income and $5 million of expense for the three months ended March 31, 2023 and 2022, respectively.
There was no hedging ineffectiveness recognized in the three months ended March 31, 2023 or 2022. The Company expects to reclassify $32 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $22 million and $20 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid related to such interest was $29 million and $24 million for the three months ended March 31, 2023 and 2022, respectively.

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

	March 31, 2023
	Carrying Amount	Estimated Fair Value
Debt	$2,077	$2,045

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized losses of $2 million from freestanding foreign currency exchange contracts during the three months ended March 31, 2023 and recognized immaterial gains during the three months ended March 31, 2022. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were $1 million and not material during the three months ended March 31, 2023 and 2022, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of March 31, 2023, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $4 million and $8 million as of March 31, 2023 and December 31, 2022, respectively. The Company also had receivables of $2 million and $6 million as of March 31, 2023 and December 31, 2022, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $8 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

12. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2023, 4.8 million shares remained available.

During 2023, the Company granted incentive equity awards totaling $28 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $19 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent the Company achieves certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2023 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2022	1.0		$67.90	0.3		$69.82
Granted (a)	0.3		77.30	0.3	(b)	77.45
Vested	(0.3)		63.86	—		—
Canceled	—		—	(0.1)		53.40
Balance as of March 31, 2023	1.0	(c)	$72.36	0.5	(d)	$76.56
______________________
(a)Represents awards granted by the Company in March 2023.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of March 31, 2023 have an aggregate unrecognized compensation expense of $68 million, which is expected to be recognized over a weighted average period of 3.0 years.
(d)PSUs outstanding as of March 31, 2023 have an aggregate maximum potential unrecognized compensation expense of $29 million, which may be recognized over a weighted average period of 2.5 years based on attainment of targets.
There were no stock options granted in 2023 or 2022. The activity related to stock options for the three months ended March 31, 2023 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1.0		$55.90
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of March 31, 2023	1.0		$55.91	3.4	$12
Unvested as of March 31, 2023	0.1	(a)	$56.47	3.2	$2
Exercisable as of March 31, 2023	0.9		$55.81	3.5	$10
______________________
(a)Unvested options as of March 31, 2023 are expected to vest over time and have an aggregate unrecognized compensation expense of $2 million, which will be recognized over a weighted average period of 1.4 years.
Stock-Based Compensation Expense
Stock-based compensation expense was $9 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.

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
In the first quarter of 2023, the Company changed the composition of its reportable segments to reflect the recent changes in its Hotel Management segment due to the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, the Company has aggregated, on a prospective basis, such management business within its Hotel Franchising segment.

	Three Months Ended March 31,
	2023		2022
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising (a)	$313	$164	$272	$155
Hotel Management	n/a	n/a	99	20
Total Reportable Segments	313	164	371	175
Corporate and Other	—	(17)	—	(16)
Total Company	$313	$147	$371	$159
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022
Net income	$67	$106
Provision for income taxes	24	34
Depreciation and amortization	19	24
Interest expense, net	22	20
Stock-based compensation expense	9	8
Development advance notes amortization	3	3
Separation-related expenses	2	—
Gain on asset sale	—	(36)
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$147	$159

14. OTHER EXPENSES AND CHARGES
Separation-Related
Separation-related costs associated with the Company's spin-off from former Parent were $2 million for the three months ended March 31, 2023 and were primarily related to a tax matter.
Gain on Asset Sale
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $36 million gain, net of transaction costs, for the three months ended March 31, 2022 which was attributable to the Company's hotel management business and was reported within gain on asset sale on the Condensed Consolidated Statement of Income. Additionally, the Company entered into a 20 year franchise agreement with the buyer.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2022	$(3)	$41	$38
Period change	2	(8)	(6)
Balance as of March 31, 2023	$(1)	$33	$32

Net of Tax
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	—	31	31
Balance as of March 31, 2022	$2	$14	$16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These statements include, but are not limited to, statements related to our views and expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources, share repurchases and dividends and other non-historical statements. We claim the protection of the Safe Harbor contained in the Private Securities Litigation Reform Act of 1995 for forward-looking statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation general economic conditions, including inflation, higher interest rates and potential recessionary pressures; the worsening of the effects from the coronavirus pandemic, (“COVID-19”); COVID-19’s scope, duration, resurgence and impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and restrictions on travel; our continued performance during the recovery from COVID-19, and any resurgence or mutations of the virus; concerns with or threats of other pandemics, contagious diseases or health epidemics, including the effects of COVID-19; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business;

our relationships with franchisees; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflict between Russia and Ukraine; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and subsequent reports filed with the SEC. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.
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
Our primary segment is hotel franchising which principally consists of licensing our lodging brands and providing related services to third-party hotel owners and others.

In the first quarter of 2023, we changed the composition of our reportable segments to reflect the recent changes in our Hotel Management segment due to the exit from the select-service management business, the sale of our two owned hotels and the exit from substantially all of our U.S. full-service management business. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, we have aggregated, on a prospective basis, such management business within our Hotel Franchising segment.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2023 and 2022. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2023	2022	% Change
Rooms
United States	494,400	491,900	1%
International	350,400	321,400	9%
Total rooms	844,800	813,300	4%

	Three Months Ended March 31,
	2023	2022	Change
RevPAR
United States	$43.84	$42.11	4%
International (a)	27.99	21.95	28%
Global RevPAR (a)	37.20	34.06	9%
Average Royalty Rate
United States	4.5%	4.6%	(10 bps)
International	2.3%	2.3%	—
Global average royalty rate	3.9%	4.0%	(10 bps)
______________________
(a)Excluding currency effects, international RevPAR increased 37% and global RevPAR increased 12%.

As of March 31, 2023, global rooms grew 4% compared to the prior year, reflecting 1% growth in the U.S. and 9% growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 4% and 10%, respectively, as well as 80 basis points of growth globally and 200 basis points internationally from the acquisition of the Vienna House brand in the third quarter of 2022.
Excluding currency effects, global RevPAR for the three months ended March 31, 2023 increased 12% compared to the prior year period, reflecting U.S. and international growth of 4% and 37%, respectively. Approximately two-thirds of this increase was attributable to stronger pricing power, while the remainder was due to higher occupancy levels.

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenues
Fee-related and other revenues	$308	$316	$(8)	(3%)
Cost reimbursement revenues	5	55	(50)	(91%)
Net revenues	313	371	(58)	(16%)
Expenses
Marketing, reservation and loyalty expense	124	104	20	19%
Cost reimbursement expense	5	55	(50)	(91%)
Gain on asset sale	—	(36)	36	n/a
Other expenses	71	88	(17)	(19%)
Total expenses	200	211	(11)	(5%)
Operating income	113	160	(47)	(29%)
Interest expense, net	22	20	2	10%
Income before income taxes	91	140	(49)	(35%)
Provision for income taxes	24	34	(10)	(29%)
Net income	$67	$106	$(39)	(37%)

Net revenues for the three months ended March 31, 2023 decreased $58 million, or 16%, compared to the prior-year period, primarily driven by:
•$67 million of lower revenues associated with the exit of our select-service management business and sales of our owned hotels in the first half of 2022, of which $29 million represented cost-reimbursement revenues that have no impact on net income; and
•$21 million of lower cost-reimbursement revenues related to the exit of substantially all of our U.S. full service management business, which have no impact on net income; partially offset by
•$16 million of higher royalties resulting from RevPAR and rooms increases as well as an increase in other franchise fees;
•$9 million of higher marketing, reservation and loyalty fees, primarily reflecting the RevPAR and rooms increases; and
•$4 million of higher license and other fees.
Total expenses for the three months ended March 31, 2023 decreased $11 million, or 5%, compared to the prior-year period, primarily driven by:
•$54 million of lower expenses associated with the exit of our select-service management business and the sale of our owned hotels in the first half of 2022, of which $29 million represented cost-reimbursement expenses;
•$21 million of lower cost-reimbursement revenues associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; partially offset by
•$36 million from the absence of the gain on asset sale in 2022 related to the sale of our owned hotel;
•$20 million of higher marketing, reservation and loyalty expenses primarily as a result of the increase in marketing revenues as well as timing of spend; and
•$5 million of higher operating expenses primarily driven by revenue-generating activities.
Interest expense, net for the three months ended March 31, 2023 increased $2 million, or 10%, compared to the prior-year period primarily due to a higher variable interest rate on our term loans in 2023, partially offset by higher interest income earned on our cash balances.
Our effective tax rates were 26.4% and 24.3% during the three months ended March 31, 2023 and 2022, respectively. During 2023, the effective tax rate was higher as a result of the remeasurement of net deferred tax liabilities due to changes in certain state tax rates and a lower tax benefit associated with stock-based compensation.
As a result of these items, net income for the three months ended March 31, 2023 decreased $39 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022
Net income	$67	$106
Provision for income taxes	24	34
Depreciation and amortization	19	24
Interest expense, net	22	20
Stock-based compensation expense	9	8
Development advance notes amortization	3	3
Separation-related expenses	2	—
Gain on asset sale	—	(36)
Foreign currency impact of highly inflationary countries	1	—
Adjusted EBITDA	$147	$159

In the first quarter of 2023, we changed the composition of our reportable segments to reflect the recent changes in our Hotel Management segment due to the exit from the select-service management business, the sale of our two owned hotels and the exit from substantially all of our U.S. full-service management business. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, we have aggregated, on a prospective basis, such management business within our Hotel Franchising segment.

Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Net Revenues			Adjusted EBITDA
	2023	2022	% Change	2023	2022	% Change
Hotel Franchising (a)	$313	$272	15%	$164	$155	6%
Hotel Management	n/a	99	n/a	n/a	20	n/a
Corporate and Other	—	—	n/a	(17)	(16)	(6%)
Total Company	$313	$371	(16%)	$147	$159	(8%)
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.

Hotel Franchising
Net revenues increased $41 million, or 15%, compared to the first quarter of 2022, primarily driven by:
•$18 million of higher royalties resulting from RevPAR and rooms increases as well as an increase in other franchise fees;
•$9 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR and rooms increases;
•$5 million of higher cost-reimbursement revenues in our international full-service managed properties that have no impact on adjusted EBITDA;
•$4 million of higher license and other fees;
•$3 million of management fees primarily from our international full-service management business; and
•$2 million of higher other revenues.
Adjusted EBITDA increased $9 million, or 6%, compared to the first quarter of 2022, primarily driven by the revenue increases discussed above (excluding cost reimbursements), partially offset by an increase in marketing spend due to timing as well as higher operating expenses primarily driven by revenue-generating activities.
Corporate and Other
Adjusted EBITDA was unfavorable by $1 million compared to the prior-year period.

DEVELOPMENT
During first quarter 2023, we awarded 123 new contracts for our legacy brands, an increase of 7% year-over-year, and 35 new contracts for our ECHO Suites Extended Stay by Wyndham brand, bringing the total number of contracts awarded for the brand to 205 since its launch. On March 31, 2023, our global development pipeline consisted of approximately 1,800 hotels and 226,000 rooms, of which approximately 72% is in the midscale and above segments. Our pipeline grew 11% year-over-year, including 28% in the U.S. Approximately 57% of our development pipeline is international and 80% is new construction, of which approximately 35% has broken ground. Our pipeline includes over 25,000 rooms associated with our ECHO brand.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2023	December 31, 2022	Change
Total assets	$4,084	$4,123	$(39)
Total liabilities	3,148	3,161	(13)
Total stockholders’ equity	936	962	(26)

Total assets decreased $39 million from December 31, 2022 to March 31, 2023 primarily related to a reduction in other current assets due to the timing of a payment received from our co-branded credit card partner. Total liabilities decreased $13 million from December 31, 2022 to March 31, 2023 primarily related to a reduction in accrued expenses due to timing of payments. Total equity decreased $26 million from December 31, 2022 to March 31, 2023 primarily due to $56 million of stock repurchases and $31 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of March 31, 2023, our liquidity approximated $890 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of March 31, 2023, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of March 31, 2023, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2025, term loan A with a principal outstanding balance of $400 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $9 million was allocated to outstanding letters of credit.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or the Secured Overnight Funding Rate (“SOFR”) plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. As of March 31, 2023, this margin was 1.75%.
As of March 31, 2023, $1.1 billion of our term loan B is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $44 million asset as of March 31, 2023.
The Federal Reserve has established the Alternative Reference Rates Committee to identify alternative reference rates for when the U.S. dollar LIBOR ceases to exist after June 2023. Our credit facility, as amended in April 2022, includes our revolving credit facility and term loans A and B. The revolver and term loan A are both based on SOFR. For the pre-existing term loan B, the credit facility gives us the option to use LIBOR as a base rate and our interest rate swaps are based on the one-month U.S. dollar LIBOR rate. In the event that LIBOR is no longer published, the credit facility allows us and the administrative agent of the facility to replace LIBOR with an alternative benchmark rate, subject to the right of the majority of the lenders to object thereto. In addition, the International Swaps and Derivatives Association issued protocols to allow swap parties to amend their existing contracts, though our existing swaps will continue to reference LIBOR for the foreseeable future. We intend to replace LIBOR with SOFR by the end of the second quarter of 2023.
As of March 31, 2023, our credit rating was Ba1 from Moody’s Investors Service and BB+ from Standard and Poor’s Rating Agency. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Cash provided by/(used in)
Operating activities	$93	$135	$(42)
Investing activities	(9)	192	(201)
Financing activities	(95)	(82)	(13)
Net change in cash, cash equivalents and restricted cash	$(11)	$245	$(256)

Net cash provided by operating activities decreased $42 million compared to the prior-year period primarily due to unfavorable timing of working capital, the impact from the sale of our two owned hotels and the exit of our select-service management business and higher development advances provided to franchisees.
Net cash used in investing activities increased $201 million compared to the prior-year period primarily due to the absence of the proceeds received in the first quarter of 2022 from the sale of our Bonnet Creek hotel and the termination fee from CorePoint Lodging in connection with the exit of our select-service management business.
Net cash used in financing activities increased $13 million compared to the prior-year period primarily due to the increase in stock repurchases.
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
During the three months ended March 31, 2023, we spent $9 million on capital expenditures, primarily related to information technology, including digital innovation. During 2023, we anticipate spending approximately $35 million on capital expenditures.
In addition, during the three months ended March 31, 2023, we spent $13 million on development advance notes, net of repayments. During 2023, we anticipate spending approximately $60 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
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
Under our current stock repurchase program, we repurchased approximately 0.8 million shares at an average price of $70.48 for a cost of $56 million during the three months ended March 31, 2023. As of March 31, 2023, we had $381 million of remaining availability under our program.
Dividend Policy

We declared cash dividends of $0.35 per share in the first quarter of 2023 ($31 million in aggregate).

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2023, our annualized first-lien leverage ratio was 2.2 times.
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
As of March 31, 2023, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $8 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2022 Consolidated Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $444 million as of March 31, 2023. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $2 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $4 million increase or decrease in our annual interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities.
We have foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the Brazilian Real, British Pound and the Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2023. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2023, the absolute notional amount of our outstanding foreign exchange hedging instruments was $182 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $10 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2023, we had total net assets of $2 million in Argentina.

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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2023, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. Our Board increased the capacity of the program by $400 million in February 2022 and an additional $400 million in October 2022. Below is a summary of our common stock repurchases, excluding excise taxes, fees and expenses, by month for the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	51,303	$71.69	51,303	$432,490,980
February	90,776	77.11	90,776	425,491,154
March	648,086	68.84	648,086	380,876,610
Total	790,165	$69.98	790,165	$380,876,610

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

WYNDHAM HOTELS & RESORTS, INC.

Date: April 27, 2023	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: April 27, 2023	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 13, 2020)
3.2	Third Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 6, 2023)
10.1*	Form of Award Agreement for Performance Restricted Stock Units
10.2*	Amended & Restated Employment Agreement, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti
10.3*	Employment Letter between Wyndham Hotels & Resorts, Inc. and Paul F. Cash dated May 16, 2018 as amended and restated on February 13, 2023
10.4*	Employment Letter between Wyndham Hotels & Resorts, Inc. and Lisa Checchio dated February 25, 2020 as amended and restated on February 13, 2023
10.5*	Employment Letter between Wyndham Hotels & Resorts, Inc. and Scott Strickland dated February 15, 2020 as amended and restated on February 13, 2023
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.