Form 10-Q
period 2023-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2023-07-27
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
84,256,948 shares of common stock outstanding as of June 30, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2023, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
July 27, 2023

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues
Royalties and franchise fees	$142	$133	$263	$242
Marketing, reservation and loyalty	145	145	265	257
Management and other fees	5	16	8	51
License and other fees	29	27	53	46
Other	37	33	76	73
Fee-related and other revenues	358	354	665	669
Cost reimbursements	4	32	9	88
Net revenues	362	386	674	757
Expenses
Marketing, reservation and loyalty	160	133	284	237
Operating	23	28	43	64
General and administrative	31	31	61	59
Cost reimbursements	4	32	9	88
Depreciation and amortization	19	17	37	40
Transaction-related	4	—	4	—
Separation-related	(2)	(1)	—	(1)
(Gain)/loss on asset sales	—	1	—	(35)
Total expenses	239	241	438	452
Operating income	123	145	236	305
Interest expense, net	24	20	46	39
Early extinguishment of debt	3	2	3	2
Income before income taxes	96	123	187	264
Provision for income taxes	26	31	50	66
Net income	$70	$92	$137	$198

Earnings per share
Basic	$0.82	$1.00	$1.59	$2.15
Diluted	0.82	1.00	1.59	2.13

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$70	$92	$137	$198
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	2	(2)	3	(2)
Unrealized gains/(losses) on cash flow hedges	2	9	(5)	40
Other comprehensive (loss)/income, net of tax	4	7	(2)	38
Comprehensive income	$74	$99	$135	$236

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$63	$161
Trade receivables, net	258	234
Prepaid expenses	73	59
Other current assets	74	91
Total current assets	468	545
Property and equipment, net	94	99
Goodwill	1,525	1,525
Trademarks, net	1,232	1,232
Franchise agreements and other intangibles, net	361	374
Other non-current assets	376	348
Total assets	$4,056	$4,123
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$37	$20
Accounts payable	63	39
Deferred revenues	99	83
Accrued expenses and other current liabilities	270	264
Total current liabilities	469	406
Long-term debt	2,021	2,057
Deferred income taxes	344	345
Deferred revenues	166	164
Other non-current liabilities	176	189
Total liabilities	3,176	3,161
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.1 and 101.6 issued as of June 30, 2023 and December 31, 2022	1	1
Treasury stock, at cost – 17.6 and 15.2 shares as of June 30, 2023 and December 31, 2022	(1,129)	(964)
Additional paid-in capital	1,578	1,569
Retained earnings	394	318
Accumulated other comprehensive income	36	38
Total stockholders’ equity	880	962
Total liabilities and stockholders’ equity	$4,056	$4,123

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$137	$198
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	37	40
Deferred income taxes	—	(32)
Stock-based compensation	18	17
Gain on asset sales	—	(35)
Loss on early extinguishment of debt	3	2
Net change in assets and liabilities:
Trade receivables	(24)	(5)
Prepaid expenses	(15)	(3)
Other current assets	19	56
Accounts payable, accrued expenses and other current liabilities	7	(5)
Deferred revenues	20	16
Payments of development advance notes, net	(31)	(13)
Other, net	5	6
Net cash provided by operating activities	176	242
Investing activities
Property and equipment additions	(18)	(18)
Proceeds from asset sales, net	—	263
Other, net	(1)	(1)
Net cash (used in)/provided by investing activities	(19)	244
Financing activities
Proceeds from borrowings	1,138	400
Principal payments on long-term debt	(1,149)	(404)
Debt issuance costs	(8)	(4)
Dividends to stockholders	(61)	(59)
Repurchases of common stock	(164)	(179)
Net share settlement of incentive equity awards	(9)	(11)
Other, net	(1)	1
Net cash used in financing activities	(254)	(256)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(1)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(98)	229
Cash, cash equivalents and restricted cash, beginning of period	161	171
Cash, cash equivalents and restricted cash, end of period	$63	$400
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(56)	—	—	—	(56)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of March 31, 2023	86	1	(1,020)	1,569	354	32	936
Net income	—	—	—	—	70	—	70
Other comprehensive income	—	—	—	—	—	4	4
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(2)	—	(109)	—	—	—	(109)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of June 30, 2023	84	$1	$(1,129)	$1,578	$394	$36	$880

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	31	31
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	—	—	(38)	—	—	—	(38)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	2	—	—	2
Balance as of March 31, 2022	92	$1	$(557)	$1,544	$155	$16	$1,159
Net income	—	—	—	—	92	—	92
Other comprehensive income	—	—	—	—	—	7	7
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(2)	—	(142)	—	—	—	(142)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	2	—	—	2
Balance as of June 30, 2022	90	$1	$(699)	$1,553	$218	$23	$1,096

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
In the first quarter of 2023, the Company changed the composition of its reportable segments to reflect the recent changes in its Hotel Management segment due to the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business in 2022. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, the Company has aggregated, on a prospective basis, such management business within its Hotel Franchising segment.

2. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements applicable to the Company during the six months ended June 30, 2023.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Deferred initial franchise fee revenues	$144	$143
Deferred loyalty program revenues	87	85
Deferred other revenues	34	19
Total	$265	$247

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

	7/1/2023 - 6/30/2024	7/1/2024 - 6/30/2025	7/1/2025 - 6/30/2026	Thereafter	Total
Initial franchise fee revenues	$17	$8	$7	$112	$144
Loyalty program revenues	54	22	9	2	87
Other revenues	28	1	1	4	34
Total	$99	$31	$17	$118	$265

Disaggregation of Net Revenues

In the first quarter of 2023, the Company changed the composition of its reportable segments to reflect the recent changes in its Hotel Management segment due to the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business in 2022. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, the Company has aggregated, on a prospective basis, such management business within its Hotel Franchising segment.

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hotel Franchising (a)
Royalties and franchise fees	$142	$131	$263	$232
Marketing, reservation and loyalty	145	145	265	257
Management fees	5	—	8	—
License and other fees	29	27	53	46
Cost reimbursements	4	—	9	—
Other	37	32	76	71
Total Hotel Franchising	362	335	674	606

Hotel Management
Royalties and franchise fees	n/a	2	n/a	10
Owned hotel revenues	n/a	13	n/a	42
Management fees	n/a	3	n/a	9
Cost reimbursements	n/a	32	n/a	88
Other	n/a	1	n/a	2
Total Hotel Management	n/a	51	n/a	151

Net revenues	$362	$386	$674	$757
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of June 30, 2023 and December 31, 2022, capitalized contract costs were $35 million and $34 million, respectively, of which $4 million for both periods was included in other current assets and $31 million and $30 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$70	$92	$137	$198

Basic weighted average shares outstanding	85.3	91.6	85.9	92.0
Stock options and restricted stock units (“RSUs”) (a)	0.4	0.5	0.5	0.7
Diluted weighted average shares outstanding	85.7	92.1	86.4	92.7

Earnings per share:
Basic	$0.82	$1.00	$1.59	$2.15
Diluted	0.82	1.00	1.59	2.13

Dividends:
Cash dividends declared per share	$0.35	$0.32	$0.70	$0.64
Aggregate dividends paid to stockholders	$30	$29	$61	$59
______________________
(a)    Diluted shares outstanding excludes shares related to stock options of 0.2 million for both the three and six months ended June 30, 2023 and 0.4 million for both the three and six months ended June 30, 2022. Diluted shares outstanding excludes shares related to RSUs of 0.4 million and 0.5 million for the three and six months ended June 30, 2023, respectively, and 0.3 million and 0.2 million for the three and six months ended June 30, 2022, respectively. Such shares are excluded as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2022	15.2	$964	$63.32
For the six months ended June 30, 2023	2.4	165	69.20
As of June 30, 2023	17.6	$1,129	$64.12

The Company had $272 million of remaining availability under its program as of June 30, 2023.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the six months ended:

	2023	2022
Balance as of January 1,	$64	$81
Recovery of doubtful accounts	—	(1)
Bad debt write-offs	(2)	(4)
Balance as of June 30,	$62	$76

6. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount			Gross Carrying Amount
Goodwill	$1,525			$1,525

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,232			$1,231

Amortized intangible assets:
Franchise agreements	$913	$554	$359	$913	$541	$372
Management agreements	2	1	1	15	14	1
Trademarks	1	1	—	1	—	1
Other	1	—	1	1	—	1
	$917	$556	$361	$930	$555	$375
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

7. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $4 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, and $8 million and $7 million for the six months ended June 30, 2023 and 2022, respectively.
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

The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	June 30, 2023	December 31, 2022
Other non-current assets	$168	$144

Condensed Consolidated Statements of Income:	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Forgiveness of notes (a)	$4	$3	$7	$6
Bad debt expense related to notes	1	—	1	1
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 30,
	2023	2022
Payments of development advance notes	$(32)	$(14)
Proceeds from repayment of development advance notes	1	1
Payments of development advance notes, net	$(31)	$(13)

8. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2019. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2015.
The Company made cash income tax payments, net of refunds, of $36 million and $45 million for the six months ended June 30, 2023 and 2022, respectively.
The Company’s effective tax rates were 27.1% and 25.2% during the three months ended June 30, 2023 and 2022, respectively. During 2023, the effective tax rate was higher as a result of the remeasurement of net deferred tax liabilities due to changes in certain state tax rates and the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate.
The Company’s effective tax rates were 26.7% and 25.0% during the six months ended June 30, 2023 and 2022, respectively. During 2023, the effective tax rate was higher as a result of the remeasurement of net deferred tax liabilities due to changes in certain state tax rates, a lower tax benefit associated with stock-based compensation and the mix of earnings and losses between the U.S. and foreign jurisdictions in which the Company operates that have different tax rates from the U.S. statutory rate.

9. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	June 30, 2023		December 31, 2022
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$—		$—
$400 million term loan A (due April 2027)	394	6.51%	399	5.92%
$1.6 billion term loan B (due May 2025)	—	3.71%	1,139	3.70%
$1.1 billion term loan B (due May 2030)	1,127	3.98%	—
4.375% senior unsecured notes (due August 2028)	495	4.38%	494	4.38%
Finance leases	42	4.50%	45	4.50%
Total long-term debt	2,058		2,077
Less: Current portion of long-term debt	37		20
Long-term debt	$2,021		$2,057
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $17 million and $11 million as of June 30, 2023 and December 31, 2022, respectively. The carrying amount of the term loan B is net of unamortized discounts of $6 million as of June 30, 2023.
(b)    Weighted average interest rates are based on the stated interest rate for the year to date periods and include the effects from hedging.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2023 matures as follows:

Long-Term Debt
Within 1 year	$37
Between 1 and 2 years	40
Between 2 and 3 years	48
Between 3 and 4 years	339
Between 4 and 5 years	19
Thereafter	1,575
Total	$2,058

As of June 30, 2023, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Letters of credit	9
Available capacity	$741
Fourth Amendment to the Credit Agreement
On May 25, 2023, the Company entered into a Fourth Amendment to the Credit Agreement dated May 30, 2018 (the “Amendment”), which, prior to giving effect to the Amendment, provided for senior secured credit facilities in an aggregate principal amount of $2.35 billion, consisting of (i) a term loan B facility in an aggregate principal amount of $1.6 billion maturing in May 2025 and (ii) a revolving credit facility in an aggregate principal amount of $750 million maturing in April 2027. The Amendment provides for a new senior secured term loan B facility (the “New Term Loan B”) in an aggregate principal amount of $1.14 billion maturing in May 2030, the proceeds of which were used to repay the existing term loan B facility. The interest rate per annum applicable to the New Term Loan B Facility is equal to, at our option (a) Base Rate (as defined in the Credit Agreement), plus an applicable rate of 1.25% or (b) Term SOFR, inclusive of the Secured Overnight Financing Rate (“SOFR”) Adjustment (defined as 0.10% per annum in the Credit Agreement), plus an applicable rate of 2.25%.

The Term SOFR with respect to the New Term Loan B is subject to a “floor” of 0.00%. The New Term Loan B will be subject to the same prepayment provisions and covenants applicable to the existing term loan B facility, subject to customary exceptions and limitations, and will be subject to equal quarterly amortization of principal of 0.25% of the initial principal amount, starting in the third quarter of 2023, the first full fiscal quarter after the closing date.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million and $4 million as of June 30, 2023 and December 31, 2022, respectively.
Cash Flow Hedge
The Company has pay-fixed/receive-variable interest rate swaps which hedges the interest rate exposure on $1.1 billion, or more than 97% of the outstanding amount of its term loan B as of June 30, 2023. The interest rate swaps consist of a $600 million swap that expires in the second quarter of 2024 and has a weighted average fixed rate of 2.57% (plus applicable spreads) and a $500 million swap that expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.91% (plus applicable spreads). As a result of the Amendment, as well as the discontinuance of LIBOR as a benchmark interest rate, during the second quarter of 2023 the Company amended its interest rate swaps to align with the change in the benchmark interest rate of the underlying debt. As such, the variable rates of such swap agreements are based on one-month SOFR. The aggregate fair value of these interest rate swaps was an asset of $47 million and $53 million as of June 30, 2023 and December 31, 2022, respectively, which was included within other non-current assets on the Condensed Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $9 million of income and $3 million of expense for the three months ended June 30, 2023 and 2022, respectively, and $16 million of income and $8 million of expense for the six months ended June 30, 2023 and 2022, respectively.
There was no hedging ineffectiveness recognized in the six months ended June 30, 2023 or 2022. The Company expects to reclassify $39 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $24 million and $20 million for the three months ended June 30, 2023 and 2022, respectively, and $46 million and $39 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid related to such interest was $48 million and $38 million for the six months ended June 30, 2023 and 2022, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million and $2 million during the three and six months ended June 30, 2023 and 2022, respectively. The 2023 amount relates to the refinancing of the Company's term loan B during the second quarter of 2023. The 2022 amount related to the credit agreement amendment and $400 million partial pay down of its term loan B.

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

	June 30, 2023
	Carrying Amount	Estimated Fair Value
Debt	$2,058	$2,031

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $2 million of losses and $1 million of gains from freestanding foreign currency exchange contracts during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $3 million of losses and $2 million of gains from freestanding foreign currency exchange contracts during the six months ended June 30, 2023 and 2022, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were $1 million during both the three months ended June 30, 2023 and 2022, respectively. Foreign currency exchange losses related to Argentina were $3 million and $2 million during the six months ended June 30, 2023 and 2022, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

11. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of June 30, 2023, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $5 million and $8 million as of June 30, 2023 and December 31, 2022, respectively. The Company also had receivables of $3 million and $6 million as of June 30, 2023 and December 31, 2022, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

12. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2023, 4.8 million shares remained available.
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
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the six months ended June 30, 2023 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2022	1.0		$67.90	0.3		$69.82
Granted (a)	0.4		77.18	0.3	(b)	77.45
Vested	(0.4)		63.56	—		—
Canceled	—		—	(0.1)		53.40
Balance as of June 30, 2023	1.0	(c)	$72.53	0.5	(d)	$76.56
______________________
(a)Represents awards granted by the Company primarily in March 2023.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of June 30, 2023 have an aggregate unrecognized compensation expense of $60 million, which is expected to be recognized over a weighted average period of 2.8 years.
(d)PSUs outstanding as of June 30, 2023 have an aggregate maximum potential unrecognized compensation expense of $28 million, which may be recognized over a weighted average period of 2.3 years based on attainment of targets.
There were no stock options granted in 2023 or 2022. The activity related to stock options for the six months ended June 30, 2023 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1.0		$55.90
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of June 30, 2023	1.0		$55.91	3.2	$13
Unvested as of June 30, 2023	0.1	(a)	$56.47	2.9	$2
Exercisable as of June 30, 2023	0.9		$55.81	3.3	$11
______________________
(a)Unvested options as of June 30, 2023 are expected to vest over time and have an aggregate unrecognized compensation expense of $1 million, which will be recognized over a weighted average period of 1.2 years.
Stock-Based Compensation Expense
Stock-based compensation expense was $9 million for the three months ended June 30, 2023 and 2022, and $18 million and $17 million for the six months ended June 30, 2023 and 2022, respectively.

13. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

	Three Months Ended June 30,
	2023		2022
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising (a)	$362	$175	$335	$185
Hotel Management	n/a	n/a	51	6
Total Reportable Segments	362	175	386	191
Corporate and Other	—	(17)	—	(16)
Total Company	$362	$158	$386	$175
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022
Net income	$70	$92
Provision for income taxes	26	31
Depreciation and amortization	19	17
Interest expense, net	24	20
Early extinguishment of debt	3	2
Stock-based compensation	9	9
Development advance notes amortization	4	3
Transaction-related	4	—
Separation-related	(2)	(1)
Loss on asset sales	—	1
Foreign currency impact of highly inflationary countries	1	1
Adjusted EBITDA	$158	$175

	Six Months Ended June 30,
	2023		2022
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising (a)	$674	339	$606	$340
Hotel Management	n/a	n/a	151	26
Total Reportable Segments	674	339	757	366
Corporate and Other	—	(34)	—	(32)
Total Company	$674	305	$757	$334
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2023	2022
Net income	$137	$198
Provision for income taxes	50	66
Depreciation and amortization	37	40
Interest expense, net	46	39
Early extinguishment of debt	3	2
Stock-based compensation	18	17
Development advance notes amortization	7	6
Transaction-related	4	—
Gain on asset sales	—	(35)
Separation-related	—	(1)
Foreign currency impact of highly inflationary countries	3	2
Adjusted EBITDA	$305	$334

14. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $4 million during both the three and six months ended June 30, 2023 primarily related to costs associated with the refinancing of the Company's term loan B.
Separation-Related
During the three months ended June 30, 2023, the Company reversed a $2 million reserve which was offset by $2 million of costs incurred in the first quarter of 2023, both of which were tax-related matters. The Company recognized separation-related income of $1 million for both the three and six months ended June 30, 2022 associated with the reversal of a reserve resulting from the settlement of an outstanding matter.
Gain/(Loss) on Asset Sales
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $35 million gain, net of transaction costs, for the six months ended June 30, 2022, which included a $1 million charge related to post-closing adjustments recorded in the second quarter of 2022. Both amounts were attributable to the Company's hotel management business and was reported within (gain)/loss on asset sales on the Condensed Consolidated Statement of Income. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
In May 2022, the Company completed the sale of its Wyndham Grand Rio Mar Resort for gross proceeds of $62 million ($61 million, net of transaction costs). There was no gain or loss on the sale. Additionally, the Company entered into a 20 year franchise agreement with the buyer.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2022	$(3)	$41	$38
Period change	2	(8)	(6)
Balance as of March 31, 2023	(1)	33	32
Period change	2	2	4
Balance as of June 30, 2023	$1	$35	$36

Net of Tax
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	—	31	31
Balance as of March 31, 2022	2	14	16
Period change	(2)	9	7
Balance as of June 30, 2022	$—	$23	$23

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

In the first quarter of 2023, we changed the composition of our reportable segments to reflect the recent changes in our Hotel Management segment due to the exit from the select-service management business, the sale of our two owned hotels and the exit from substantially all of our U.S. full-service management business in 2022. The remaining hotel management business, which is predominately the full-service international managed business, no longer meets the quantitative thresholds to be considered a reportable segment and as a result, we have aggregated, on a prospective basis, such management business within our Hotel Franchising segment.

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three and six months ended June 30, 2023 and 2022. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2023	2022	% Change
Rooms
United States	495,100	492,400	1%
International	356,400	326,500	9%
Total rooms	851,500	818,900	4%

	Three Months Ended June 30,
	2023	2022	Change
RevPAR
United States	$55.26	$55.57	(1%)
International (a)	34.44	27.46	25%
Global RevPAR (a)	46.47	44.28	5%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.4%	2.1%	30 bps
Global average royalty rate	3.9%	4.0%	(10 bps)

	Six Months Ended June 30,
	2023	2022	% Change
RevPAR
United States	$49.57	$48.87	1%
International (b)	31.25	24.73	26%
Global RevPAR (b)	41.86	39.20	7%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.3%	2.2%	10 bps
Global average royalty rate	3.9%	4.0%	(10 bps)
______________________
(a)Excluding currency effects, international RevPAR increased 34% and global RevPAR increased 7%.
(b)Excluding currency effects, international RevPAR increased 35% and global RevPAR increased 9%.

As of June 30, 2023, global rooms grew 4% compared to the prior year, reflecting 1% growth in the U.S. and 9% growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 4% and 13%, respectively, as well as 80 basis points of growth globally and 200 basis points internationally from the acquisition of the Vienna House brand in the third quarter of 2022.
Excluding currency effects, global RevPAR for the three months ended June 30, 2023 increased 7% compared to the prior year period, reflecting a decline of 1% in the U.S. and international growth of 34%. U.S. RevPAR comparisons were against the record levels seen in 2022; however, the comparison to second quarter 2019 reflected 8% growth, which is consistent with our first quarter increase versus 2019, with U.S. economy brands continuing to outperform the broader industry. International RevPAR growth was equally driven by stronger pricing power and higher occupancy levels primarily resulting from the recovery of COVID.
Excluding currency effects, global RevPAR for the six months ended June 30, 2023 increased 9% compared to the prior year period, reflecting U.S. growth of 1% and international growth of 35% as a result of stronger pricing power.

THREE MONTHS ENDED JUNE 30, 2023 VS. THREE MONTHS ENDED JUNE 30, 2022

	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenues
Fee-related and other revenues	$358	$354	$4	1%
Cost reimbursement revenues	4	32	(28)	(88%)
Net revenues	362	386	(24)	(6%)
Expenses
Marketing, reservation and loyalty expense	160	133	27	20%
Cost reimbursement expense	4	32	(28)	(88%)
Gain on asset sales	—	1	(1)	n/a
Other expenses	75	75	—	—%
Total expenses	239	241	(2)	(1%)
Operating income	123	145	(22)	(15%)
Interest expense, net	24	20	4	20%
Early extinguishment of debt	3	2	1	50%
Income before income taxes	96	123	(27)	(22%)
Provision for income taxes	26	31	(5)	(16%)
Net income	$70	$92	$(22)	(24%)

Net revenues for the three months ended June 30, 2023 decreased $24 million, or 6%, compared to the prior-year period, primarily driven by:
•$28 million of lower cost-reimbursement revenues related to the exit of substantially all of our U.S. full service management business, which have no impact on net income; and
•$12 million of lower fee-related and other revenues associated with the exit of our select-service management business and sales of our owned hotels in the first half of 2022; partially offset by
•$9 million of higher royalties resulting from RevPAR and rooms increases; and
•$6 million of higher license fees and other ancillary revenues.
Total expenses for the three months ended June 30, 2023 decreased $2 million, or 1%, compared to the prior-year period, primarily driven by:
•$28 million of lower cost-reimbursement revenues associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; and
•$9 million of lower expenses associated with the exit of our select-service management business and the sale of our owned hotels in the first half of 2022; partially offset by
•$27 million of higher marketing, reservation and loyalty expenses primarily as a result of the timing of spend;
•$4 million of higher operating expenses primarily driven by revenue-generating activities; and
•$4 million of transaction-related expenses primarily related to our term loan refinancing.
Interest expense, net for the three months ended June 30, 2023 increased $4 million, or 20%, compared to the prior-year period primarily due to a higher variable interest rate on our term loan A in 2023.
Early extinguishment of debt of $3 million in 2023 relates to the refinancing of our term loan B, while the $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B.
Our effective tax rates were 27.1% and 25.2% during the three months ended June 30, 2023 and 2022, respectively. During 2023, the effective tax rate was higher as a result of the remeasurement of net deferred tax liabilities due to changes in certain state tax rates and the mix of earnings and losses between the U.S. and foreign jurisdictions in which we operate that have different tax rates from the U.S. statutory rate.
As a result of these items, net income for the three months ended June 30, 2023 decreased $22 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,
	2023	2022
Net income	$70	$92
Provision for income taxes	26	31
Depreciation and amortization	19	17
Interest expense, net	24	20
Early extinguishment of debt	3	2
Stock-based compensation	9	9
Development advance notes amortization	4	3
Transaction-related	4	—
Separation-related	(2)	(1)
Loss on asset sales	—	1
Foreign currency impact of highly inflationary countries	1	1
Adjusted EBITDA	$158	$175

Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Net Revenues			Adjusted EBITDA
	2023	2022	% Change	2023	2022	% Change
Hotel Franchising (a)	$362	$335	8%	$175	$185	(5%)
Hotel Management	n/a	51	n/a	n/a	6	n/a
Corporate and Other	—	—	n/a	(17)	(16)	(6%)
Total Company	$362	$386	(6%)	$158	$175	(10%)
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of our remaining international full-service managed business.

Hotel Franchising
Net revenues increased $27 million, or 8%, compared to the second quarter of 2022, primarily driven by:
•$11 million of higher royalties resulting from RevPAR and rooms increases as well as an increase in other franchise fees;
•$7 million of higher license fees and other ancillary revenues;
•$5 million of management fees primarily from our international full-service management business which were reported within the Hotel Management segment in 2022; and
•$4 million of higher cost-reimbursement revenues in our international full-service managed properties that have no impact on adjusted EBITDA.
Adjusted EBITDA decreased $10 million, or 5%, compared to the second quarter of 2022, primarily driven by $27 million of higher marketing, reservation and loyalty expenses due to timing, partially offset by the revenue increases discussed above.
Corporate and Other
Adjusted EBITDA was unfavorable by $1 million compared to the prior-year period.

SIX MONTHS ENDED JUNE 30, 2023 VS. SIX MONTHS ENDED JUNE 30, 2022

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenues
Fee-related and other revenues	$665	$669	$(4)	(1%)
Cost reimbursement revenues	9	88	(79)	(90%)
Net revenues	674	757	(83)	(11%)
Expenses
Marketing, reservation and loyalty expense	284	237	47	20%
Cost reimbursement expense	9	88	(79)	(90%)
Gain on asset sales	—	(35)	35	n/a
Other expenses	145	162	(17)	(10%)
Total expenses	438	452	(14)	(3%)
Operating income	236	305	(69)	(23%)
Interest expense, net	46	39	7	18%
Early extinguishment of debt	3	2	1	50%
Income before income taxes	187	264	(77)	(29%)
Provision for income taxes	50	66	(16)	(24%)
Net income	$137	$198	$(61)	(31%)

Net revenues for the six months ended June 30, 2023 decreased $83 million, or 11%, compared to the prior-year period, primarily driven by;
•$79 million of lower revenues associated with our select-service management and owned hotel businesses (which we exited in the first half of 2022) of which $29 million represented cost-reimbursement revenues which have no impact on net income; and
•$50 million of lower cost-reimbursement revenues associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; partially offset by
•$29 million of higher royalty and franchise fees primarily due to the RevPAR and rooms increases;
•$8 million of higher marketing, reservation and loyalty fees primarily reflecting RevPAR and rooms increases; and
•$7 million of higher license and other fees.
Total expenses for the six months ended June 30, 2023 decreased $14 million, or 3%, compared to the prior-year period, primarily driven by;
•$65 million of lower expenses associated with our select-service management and owned hotel businesses, of which $29 million represented cost-reimbursement expenses as discussed above; and
•$50 million of lower cost-reimbursement expenses associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; partially offset by
•$47 million of higher marketing, reservation and loyalty expenses primarily as a result of timing of spend;
•$35 million from absence of the gain on asset sale in 2022 related to the sale our owned hotel Wyndham Grand Bonnet Creek Resort;
•$8 million of higher operating expenses primarily driven by revenue-generating activities;
•$4 million of transaction-related expenses primarily related to our term loan refinancing; and
•$4 million of higher general and administrative expenses.
Interest expense, net for the six months ended June 30, 2023 increased $7 million, or 18%, compared to the prior-year period primarily due to a higher variable interest rate on our term loan A in 2023.
Early extinguishment of debt of $3 million in 2023 relates to the refinancing of our term loan B, while the $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B.

Our effective tax rates were 26.7% and 25.0% during the six months ended June 30, 2023 and 2022, respectively. During 2023, the effective tax rate was higher as a result of the remeasurement of net deferred tax liabilities due to changes in certain state tax rates, a lower tax benefit associated with stock-based compensation and the mix of earnings and losses between the U.S. and foreign jurisdictions in which we operate that have different tax rates from the U.S. statutory rate.
As a result of these items, net income for the six months ended June 30, 2023 decreased $61 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2023	2022
Net income	$137	$198
Provision for income taxes	50	66
Depreciation and amortization	37	40
Interest expense, net	46	39
Early extinguishment of debt	3	2
Stock-based compensation	18	17
Development advance notes amortization	7	6
Transaction-related	4	—
Gain on asset sales	—	(35)
Separation-related	—	(1)
Foreign currency impact of highly inflationary countries	3	2
Adjusted EBITDA	$305	$334
Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the six months ended June 30, 2023 compared to June 30, 2022:

	Net Revenues			Adjusted EBITDA
	2023	2022	% Change	2023	2022	% Change
Hotel Franchising (a)	$674	$606	11%	$339	$340	—%
Hotel Management	n/a	151	n/a	n/a	26	n/a
Corporate and Other	—	—	n/a	(34)	(32)	(6%)
Total Company	$674	$757	(11%)	$305	$334	(9%)
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of our remaining international full-service managed business.

Hotel Franchising
Net revenues for the six months ended June 30, 2023 increased $68 million, or 11%, compared to the prior-year period, primarily driven by:
•$31 million of higher royalty and franchise fees, primarily reflecting the RevPAR and rooms increases;
•$9 million of higher cost-reimbursement revenues primarily from our international full-service managed properties that have no impact on adjusted EBITDA;
•$8 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR and room increases;
•$8 million of management fees primarily from our international full-service management business which were reported within our Hotel Management segment in 2022; and
•$7 million of higher license and other fees.

Adjusted EBITDA for the six months ended June 30, 2023 decreased $1 million compared to the prior-year period, primarily driven by $47 million of higher marketing, reservation and loyalty expenses as well as higher operating expenses principally driven by revenue-generating activities, partially offset by the revenue increases discussed above.
Corporate and Other
Adjusted EBITDA for the six months ended June 30, 2023 was unfavorable by $2 million compared to the prior-year period.

DEVELOPMENT
During second quarter 2023, we awarded 179 new contracts for our legacy brands, an increase of 8% year-over-year. In July, we awarded 60 additional new contracts for our ECHO Suites Extended Stay by Wyndham brand to established and experienced developers, including what will be the brand’s first hotels in Canada. This brings the total number of contracts awarded to the brand to 265 since its launch, or nearly 33,000 rooms. On June 30, 2023, our global development pipeline consisted of nearly 1,850 hotels and approximately 228,000 rooms, of which approximately 72% is in the midscale and above segments. Our pipeline grew 10% year-over-year, including 22% in the U.S. Approximately 57% of our development pipeline is international and 81% is new construction, of which approximately 35% has broken ground.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2023	December 31, 2022	Change
Total assets	$4,056	$4,123	$(67)
Total liabilities	3,176	3,161	15
Total stockholders’ equity	880	962	(82)

Total assets decreased $67 million from December 31, 2022 to June 30, 2023 primarily related to utilizing our excess cash for share repurchases in 2023 as we believe our share price was significantly discounted. Such decrease in cash was partially offset by higher development advance notes. Total liabilities increased $15 million from December 31, 2022 to June 30, 2023 primarily related to (i) timing in accounts payables and (ii) higher deferred revenues related to the franchisee conference occurring in the third quarter of 2023. Total equity decreased $82 million from December 31, 2022 to June 30, 2023 primarily due to $165 million of stock repurchases and $61 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of June 30, 2023, our liquidity approximated $800 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of June 30, 2023, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of June 30, 2023, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2030, term loan A with a principal outstanding balance of $400 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which none was outstanding and $9 million was allocated to outstanding letters of credit.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus a margin of 1.25% or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% plus a 0.10% SOFR adjustment. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of June 30, 2023, this margin on our term loan A was 1.75%.

As of June 30, 2023, $1.1 billion of our term loan B is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $47 million asset as of June 30, 2023.
As of June 30, 2023, our credit rating was Ba1 from Moody’s Investors Service, BB+ from Standard and Poor’s Rating Agency and BB+ from Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
Cash provided by/(used in)
Operating activities	$176	$242	$(66)
Investing activities	(19)	244	(263)
Financing activities	(254)	(256)	2
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(1)	—
Net change in cash, cash equivalents and restricted cash	$(98)	$229	$(327)

Net cash provided by operating activities decreased $66 million compared to the prior-year period primarily due to $21 million of higher marketing spend and $18 million of higher development advance spend, as well as the absence of $13 million due to the exit of the select-service management business and owned hotels.
Net cash used in investing activities was $19 million in 2023 compared to cash provided of $244 million in 2022. The change of $263 million was primarily due to the absence of the proceeds received in 2022 from the sale of our owned hotels and the termination fee from CorePoint Lodging in connection with the exit of our select-service management business.
Net cash used in financing activities decreased $2 million compared to the prior-year period primarily due to a decrease in stock repurchases as the prior-year benefited from the deployment of the proceeds received in connection with the sale of the owned hotels and exit of the select-service management business. Such reduction was partially offset by $7 million of higher net principal payments of long-term debt and an increase in debt issuance costs.
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
During the six months ended June 30, 2023, we spent $18 million on capital expenditures primarily related to information technology, including digital innovation. During 2023, we anticipate spending approximately $35 million on capital expenditures.

In addition, during the six months ended June 30, 2023, we spent $31 million on development advance notes, net of repayments. During 2023, we anticipate spending approximately $60 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
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
Under our current stock repurchase program, we repurchased approximately 2.4 million shares at an average price of $69.20 for a cost of $165 million during the six months ended June 30, 2023. As of June 30, 2023, we had $272 million of remaining availability under our program. In July 2023, our Board approved an increase in the capacity of the program by $400 million.
Dividend Policy

We declared cash dividends of $0.35 per share in the first and second quarters of 2023 ($61 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2023, our annualized first-lien leverage ratio was 2.4 times.
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
As of June 30, 2023, we were in compliance with the financial covenants described above.

SEASONALITY
While the hotel industry is seasonal in nature, periods of higher revenues vary property-by-property and performance is dependent on location and guest base. Based on historical performance, revenues from franchise contracts are generally higher in the second and third quarters than in the first or fourth quarters due to increased leisure travel during the spring and summer months. Our cash from operating activities may not necessarily follow the same seasonality as our revenues and may vary due to timing of working capital requirements and other investment activities. The seasonality of our business may cause fluctuations in our quarterly operating results, earnings, profit margins and cash flows. As we expand into new markets and geographical locations, we may experience increased or different seasonality dynamics that create fluctuations in operating results different from the fluctuations we have experienced in the past.

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $439 million as of June 30, 2023. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $2 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $4 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2023. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2023, the absolute notional amount of our outstanding foreign exchange hedging instruments was $161 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of June 30, 2023, we had total net assets of $2 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2023, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. Our Board increased the capacity of the program by $400 million in February 2022 and an additional $400 million in October 2022. In July 2023, our Board approved an increase in the capacity of the program by $400 million. Below is a summary of our common stock repurchases, excluding excise taxes, fees and expenses, by month for the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April	296,567	$67.44	296,567	$360,877,263
May	759,224	67.36	759,224	309,739,048
June	543,143	69.70	543,143	271,882,313
Total	1,598,934	$68.17	1,598,934	$271,882,313

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

WYNDHAM HOTELS & RESORTS, INC.

Date: July 27, 2023	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: July 27, 2023	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 10, 2023)
3.2	Third Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 6, 2023)
10.1
Fourth Amendment, dated as of May 25, 2023, to the Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment, dated as of April 30, 2020, the Second Amendment, dated as of August 10, 2020, and the Third Amendment, dated as of April 8, 2022, with Bank of America, N.A., as administrative agent, the several lenders from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2023)

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