Form 10-Q
period 2023-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2023-10-26
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
82,961,907 shares of common stock outstanding as of September 30, 2023.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2023, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
October 26, 2023

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues
Royalties and franchise fees	$152	$152	$415	$394
Marketing, reservation and loyalty	179	159	445	416
Management and other fees	3	3	11	54
License and other fees	30	28	83	74
Other	36	33	110	107
Fee-related and other revenues	400	375	1,064	1,045
Cost reimbursements	2	32	12	119
Net revenues	402	407	1,076	1,164
Expenses
Marketing, reservation and loyalty	162	147	446	384
Operating	24	20	65	85
General and administrative	31	29	93	88
Cost reimbursements	2	32	12	119
Depreciation and amortization	19	18	56	58
Transaction-related	1	—	5	—
Separation-related	—	1	—	—
Gain on asset sale, net	—	—	—	(35)
Total expenses	239	247	677	699
Operating income	163	160	399	465
Interest expense, net	27	21	73	60
Early extinguishment of debt	—	—	3	2
Income before income taxes	136	139	323	403
Provision for income taxes	33	38	83	104
Net income	$103	$101	$240	$299

Earnings per share
Basic	$1.22	$1.13	$2.81	$3.28
Diluted	1.21	1.13	2.79	3.26

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$103	$101	$240	$299
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments	(2)	(7)	2	(9)
Unrealized gains/(losses) on cash flow hedges	—	19	(6)	59
Other comprehensive (loss)/income, net of tax	(2)	12	(4)	50
Comprehensive income	$101	$113	$236	$349
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$79	$161
Trade receivables, net	272	234
Prepaid expenses	53	59
Other current assets	62	91
Total current assets	466	545
Property and equipment, net	91	99
Goodwill	1,525	1,525
Trademarks, net	1,231	1,232
Franchise agreements and other intangibles, net	353	374
Other non-current assets	434	348
Total assets	$4,100	$4,123
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$37	$20
Accounts payable	46	39
Deferred revenues	83	83
Accrued expenses and other current liabilities	268	264
Total current liabilities	434	406
Long-term debt	2,123	2,057
Deferred income taxes	338	345
Deferred revenues	170	164
Other non-current liabilities	179	189
Total liabilities	3,244	3,161
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.1 and 101.6 issued as of September 30, 2023 and December 31, 2022	1	1
Treasury stock, at cost – 19.0 and 15.2 shares as of September 30, 2023 and December 31, 2022	(1,234)	(964)
Additional paid-in capital	1,588	1,569
Retained earnings	467	318
Accumulated other comprehensive income	34	38
Total stockholders’ equity	856	962
Total liabilities and stockholders’ equity	$4,100	$4,123

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$240	$299
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	56	58
Deferred income taxes	(5)	(37)
Stock-based compensation	28	25
Gain on asset sale, net	—	(35)
Loss on early extinguishment of debt	3	2
Net change in assets and liabilities:
Trade receivables	(40)	(1)
Prepaid expenses	6	6
Other current assets	8	40
Accounts payable, accrued expenses and other current liabilities	(15)	4
Deferred revenues	10	20
Payments of development advance notes, net	(47)	(36)
Other, net	9	4
Net cash provided by operating activities	253	349
Investing activities
Property and equipment additions	(28)	(28)
Acquisition of hotel brand	—	(44)
Loan advances	(22)	—
Proceeds from asset sales, net	—	263
Other, net	—	(1)
Net cash (used in)/provided by investing activities	(50)	190
Financing activities
Proceeds from borrowings	1,308	400
Principal payments on long-term debt	(1,217)	(404)
Debt issuance costs	(10)	(4)
Dividends to stockholders	(90)	(88)
Repurchases of common stock	(261)	(313)
Net share settlement of incentive equity awards	(9)	(11)
Other, net	(4)	—
Net cash used in financing activities	(283)	(420)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	(4)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(82)	115
Cash, cash equivalents and restricted cash, beginning of period	161	171
Cash, cash equivalents and restricted cash, end of period	$79	$286
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(56)	—	—	—	(56)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of March 31, 2023	86	1	(1,020)	1,569	354	32	936
Net income	—	—	—	—	70	—	70
Other comprehensive income	—	—	—	—	—	4	4
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(2)	—	(109)	—	—	—	(109)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of June 30, 2023	84	1	(1,129)	1,578	394	36	880
Net income	—	—	—	—	103	—	103
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(105)	—	—	—	(105)
Change in deferred compensation	—	—	—	10	—	—	10
Other	—	—	—	—	(1)	—	(1)
Balance as of September 30, 2023	83	$1	$(1,234)	$1,588	$467	$34	$856

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	—	31	31
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	—	—	(38)	—	—	—	(38)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	8	—	—	8
Exercise of stock options	—	—	—	2	—	—	2
Balance as of March 31, 2022	92	$1	$(557)	$1,544	$155	$16	$1,159
Net income	—	—	—	—	92	—	92
Other comprehensive income	—	—	—	—	—	7	7
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(2)	—	(142)	—	—	—	(142)
Net share settlement of incentive equity awards	—	—	—	(2)	—	—	(2)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	2	—	—	2
Balance as of June 30, 2022	90	1	(699)	1,553	218	23	1,096
Net income	—	—	—	—	101	—	101
Other comprehensive income	—	—	—	—	—	12	12
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(2)	—	(132)	—	—	—	(132)
Change in deferred compensation	—	—	—	8	—	—	8
Balance as of September 30, 2022	88	$1	$(831)	$1,561	$290	$35	$1,056

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

2. NEW ACCOUNTING PRONOUNCEMENTS
There were no recently issued accounting pronouncements applicable to the Company during the nine months ended September 30, 2023.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Deferred initial franchise fee revenues	$146	$143
Deferred loyalty program revenues	91	85
Deferred other revenues	16	19
Total	$253	$247

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

	10/1/2023 - 9/30/2024	10/1/2024 - 9/30/2025	10/1/2025 - 9/30/2026	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$115	$146
Loyalty program revenues	56	23	9	3	91
Other revenues	11	1	1	3	16
Total	$83	$32	$17	$121	$253
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

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hotel Franchising (a)
Royalties and franchise fees	$152	$148	$415	$381
Marketing, reservation and loyalty	179	159	445	416
Management fees	3	—	11	—
License and other fees	30	28	83	74
Cost reimbursements	2	—	12	—
Other	36	32	110	103
Total Hotel Franchising	402	367	1,076	974

Hotel Management
Royalties and franchise fees	n/a	4	n/a	13
Owned hotel revenues	n/a	—	n/a	42
Management fees	n/a	3	n/a	12
Cost reimbursements	n/a	32	n/a	119
Other	n/a	1	n/a	4
Total Hotel Management	n/a	40	n/a	190

Net revenues	$402	$407	$1,076	$1,164
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2023 and December 31, 2022, capitalized contract costs were $37 million and $34 million, respectively, of which $5 million and $4 million, respectively, were included in other current assets and $32 million and $30 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$103	$101	$240	$299

Basic weighted average shares outstanding	84.0	89.5	85.2	91.2
Stock options and restricted stock units (“RSUs”) (a)	0.5	0.4	0.5	0.5
Diluted weighted average shares outstanding	84.5	89.9	85.7	91.7

Earnings per share:
Basic	$1.22	$1.13	$2.81	$3.28
Diluted	1.21	1.13	2.79	3.26

Dividends:
Cash dividends declared per share	$0.35	$0.32	$1.05	$0.96
Aggregate dividends paid to stockholders	$29	$29	$90	$88
______________________
(a)    Diluted shares outstanding excludes shares related to stock options of 0.2 million for both the three and nine months ended September 30, 2023 and 0.4 million for both the three and nine months ended September 30, 2022. Diluted shares outstanding excludes shares related to RSUs of 0.4 million for both the three and nine months ended September 30, 2023, and 0.2 million for both the three and nine months ended September 30, 2022, respectively. Such shares are excluded as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2022	15.2	$964	$63.32
For the nine months ended September 30, 2023	3.8	270	71.44
As of September 30, 2023	19.0	$1,234	$64.93

The Company had $569 million of remaining availability under its program as of September 30, 2023.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the nine months ended:

	2023	2022
Balance as of January 1,	$64	$81
Provision/(recovery) of doubtful accounts	2	(3)
Bad debt write-offs	(3)	(6)
Balance as of September 30,	$63	$72

6. HOTEL BRAND ACQUISITION
During September 2022, the Company completed the acquisition of the Vienna House hotel brand for a total purchase price of $44 million. Vienna House’s portfolio consisted of 41 franchised hotels across Europe, predominantly in Germany. This acquisition provides significant growth opportunities for the Vienna House brand by leveraging the Company's vast global scale and franchise expertise and is consistent with its strategy to expand its brand portfolio and total system size.
The purchase price was allocated based on the relative fair value, on a pro rata basis, of the indefinite-lived trademark and the franchise agreements acquired, which were assigned a 20-year life. The following table summarizes the fair value of the assets acquired in connection with Wyndham's acquisition of Vienna House:

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

7. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount			Gross Carrying Amount
Goodwill	$1,525			$1,525

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,231			$1,231

Amortized intangible assets:
Franchise agreements	$912	$560	$352	$913	$541	$372
Management agreements	1	1	—	15	14	1
Trademarks	—	—	—	1	—	1
Other	1	—	1	1	—	1
	$914	$561	$353	$930	$555	$375
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

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $4 million for the three months ended September 30, 2023 and 2022, and $11 million and $10 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	September 30, 2023	December 31, 2022
Other non-current assets	$203	$144

During the third quarter of 2023, the Company made a non-cash reclass of $25 million from other current assets to development advance notes in connection with the execution of franchise agreements.

Condensed Consolidated Statements of Income:	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Forgiveness of notes (a)	$4	$3	$11	$9
Bad debt expense related to notes	—	—	1	1
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2023	2022
Payments of development advance notes	$(48)	$(40)
Proceeds from repayment of development advance notes	1	4
Payments of development advance notes, net	$(47)	$(36)

9. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2019. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2016.
The Company made cash income tax payments, net of refunds, of $67 million and $75 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s effective tax rates were 24.3% and 27.3% during the three months ended September 30, 2023 and 2022, respectively. During 2023, the effective tax rate was lower primarily due to a state legislative change that resulted in the release of a valuation allowance and a tax benefit resulting from the release of a foreign unrecognized tax benefit.
The Company’s effective tax rates were 25.7% and 25.8% during the nine months ended September 30, 2023 and 2022, respectively.

10. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2023		December 31, 2022
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$110	7.42%	$—
$400 million term loan A (due April 2027)	389	6.70%	399	5.92%
$1.6 billion term loan B (due May 2025)	—		1,139	3.70%
$1.1 billion term loan B (due May 2030)	1,125	4.11%	—
4.375% senior unsecured notes (due August 2028)	495	4.38%	494	4.38%
Finance leases	41	4.50%	45	4.50%
Total long-term debt	2,160	4.59%	2,077	3.79%
Less: Current portion of long-term debt	37		20
Long-term debt	$2,123		$2,057
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $17 million and $11 million as of September 30, 2023 and December 31, 2022, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of September 30, 2023.
(b)    Weighted average interest rates are based on the stated interest rate for the year to date periods and include the effects from hedging.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2023 matures as follows:

Long-Term Debt
Within 1 year	$37
Between 1 and 2 years	43
Between 2 and 3 years	48
Between 3 and 4 years	442
Between 4 and 5 years	514
Thereafter	1,076
Total	$2,160

As of September 30, 2023, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	110
Less: Letters of credit	9
Available capacity	$631

Revolving Credit Facility
During the third quarter of 2023, the Company borrowed $110 million on its revolving credit facility. Such borrowings are included within long-term debt on the Condensed Consolidated Balance Sheet.
Fourth Amendment to the Credit Agreement
On May 25, 2023, the Company entered into a Fourth Amendment to the Credit Agreement dated May 30, 2018 (the “Amendment”), which, prior to giving effect to the Amendment, provided for senior secured credit facilities in an aggregate principal amount of $2.35 billion, consisting of (i) a term loan B facility in an aggregate principal amount of $1.6 billion maturing in May 2025 and (ii) a revolving credit facility in an aggregate principal amount of $750 million maturing in April 2027. The Amendment provides for a new senior secured term loan B facility in an aggregate principal amount of $1.14 billion maturing in May 2030, the proceeds of which were used to repay the existing term loan B facility. The interest rate per annum applicable to the new term loan B facility is equal to, at our option (a) Base Rate (as defined in the Credit Agreement), plus an applicable rate of 1.25% or (b) term SOFR, inclusive of the Secured Overnight Financing Rate (“SOFR”) Adjustment (defined as 0.10% per annum in the Credit Agreement), plus an applicable rate of 2.25%. The term SOFR with respect to the new term loan B is subject to a “floor” of 0.00%. The new term loan B is subject to the same prepayment provisions and covenants applicable to the prior term loan B facility, subject to customary exceptions and limitations, and is subject to equal quarterly amortization of principal of 0.25% of the initial principal amount, starting in the third quarter of 2023, the first full fiscal quarter after the closing date.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million and $4 million as of September 30, 2023 and December 31, 2022, respectively.
Cash Flow Hedge
The Company has pay-fixed/receive-variable interest rate swaps which hedges the interest rate exposure on $1.1 billion, or more than 96% of the outstanding amount of its term loan B as of September 30, 2023. The interest rate swaps consist of a $600 million swap that expires in the second quarter of 2024 and has a weighted average fixed rate of 2.33% (plus applicable spreads) and a $500 million swap that expires in the fourth quarter of 2024 and has a weighted average fixed rate of 0.91% (plus applicable spreads). As a result of the Amendment, as well as the discontinuance of LIBOR as a benchmark interest rate, during the second quarter of 2023 the Company amended its interest rate swaps to align with the change in the benchmark interest rate of the underlying debt. As such, the variable rates of such swap agreements are based on one-month SOFR. Additionally, during the third quarter of 2023, the Company entered into new pay-fixed/receive-variable interest rate swaps that hedges the interest rate exposure on $600 million of its term loan B with an effective date in the second quarter of 2024 and an expiration date in the second quarter of 2028. The fixed rate associated with the new swaps is 3.84% (plus applicable spreads). The aggregate fair value of these interest rate swaps was an asset of $45 million and $53 million as of September 30, 2023 and December 31, 2022, respectively, which was included within other non-current assets on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $10 million and $1 million of income for the three months ended September 30, 2023 and 2022, respectively, and $26 million of income and $7 million of expense for the nine months ended September 30, 2023 and 2022, respectively.
There was no hedging ineffectiveness recognized in the nine months ended September 30, 2023 or 2022. The Company expects to reclassify $38 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.

Interest Expense, Net
The Company incurred net interest expense of $27 million and $21 million for the three months ended September 30, 2023 and 2022, respectively, and $73 million and $60 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid related to such interest was $80 million and $64 million for the nine months ended September 30, 2023 and 2022, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million and $2 million during the nine months ended September 30, 2023 and 2022, respectively. The 2023 amount relates to the refinancing of the Company's term loan B during the second quarter of 2023. The 2022 amount related to the credit agreement amendment and $400 million partial pay down of its term loan B.

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

	September 30, 2023
	Carrying Amount	Estimated Fair Value
Debt	$2,160	$2,132

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $1 million of gains from freestanding foreign currency exchange contracts during both the three months ended September 30, 2023 and 2022. The Company recognized $2 million of losses and $3 million of gains from freestanding foreign currency exchange contracts during the nine months ended September 30, 2023 and 2022, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were $3 million and $1 million during the three months ended September 30, 2023 and 2022, respectively. Foreign currency exchange losses related to Argentina were $6 million and $2 million during the nine months ended September 30, 2023 and 2022, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of September 30, 2023, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $7 million and $8 million as of September 30, 2023 and December 31, 2022, respectively. The Company also had receivables of $4 million and $6 million as of September 30, 2023 and December 31, 2022, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

13. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2023, 4.8 million shares remained available.
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
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2023 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2022	1.0		$67.90	0.3		$69.82
Granted (a)	0.4		77.17	0.3	(b)	77.45
Vested	(0.4)		63.42	—		—
Canceled	—		—	(0.1)		53.40
Balance as of September 30, 2023	1.0	(c)	$72.67	0.5	(d)	$76.56
______________________
(a)Represents awards granted by the Company primarily in March 2023.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of September 30, 2023 have an aggregate unrecognized compensation expense of $53 million, which is expected to be recognized over a weighted average period of 2.6 years.
(d)PSUs outstanding as of September 30, 2023 have an aggregate maximum potential unrecognized compensation expense of $25 million, which may be recognized over a weighted average period of 2.1 years based on attainment of targets.

There were no stock options granted in 2023 or 2022. The activity related to stock options for the nine months ended September 30, 2023 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1.0		$55.90
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of September 30, 2023	1.0		$55.89	2.9	$14
Unvested as of September 30, 2023	0.1	(a)	$56.47	2.7	$2
Exercisable as of September 30, 2023	0.9		$55.79	3.0	$12
______________________
(a)Unvested options as of September 30, 2023 are expected to vest over time and have an aggregate unrecognized compensation expense of $1 million, which will be recognized over a weighted average period of 1.0 year.
Stock-Based Compensation Expense
Stock-based compensation expense was $10 million and $8 million for the three months ended September 30, 2023 and 2022, and $28 million and $25 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,
	2023		2022
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising (a)	$402	$215	$367	$201
Hotel Management	n/a	n/a	40	7
Total Reportable Segments	402	215	407	208
Corporate and Other	—	(15)	—	(17)
Total Company	$402	$200	$407	$191
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022
Net income	$103	$101
Provision for income taxes	33	38
Depreciation and amortization	19	18
Interest expense, net	27	21
Stock-based compensation	10	8
Development advance notes amortization	4	3
Transaction-related	1	—
Separation-related	—	1
Foreign currency impact of highly inflationary countries	3	1
Adjusted EBITDA	$200	$191

	Nine Months Ended September 30,
	2023		2022
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising (a)	$1,076	$554	$974	$541
Hotel Management	n/a	n/a	190	33
Total Reportable Segments	1,076	554	1,164	574
Corporate and Other	—	(49)	—	(50)
Total Company	$1,076	$505	$1,164	$524
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.

The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2023	2022
Net income	$240	$299
Provision for income taxes	83	104
Depreciation and amortization	56	58
Interest expense, net	73	60
Early extinguishment of debt	3	2
Stock-based compensation	28	25
Development advance notes amortization	11	9
Transaction-related	5	—
Gain on asset sale, net	—	(35)
Foreign currency impact of highly inflationary countries	6	2
Adjusted EBITDA	$505	$524

15. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $1 million and $5 million during the three and nine months ended September 30, 2023, respectively, related to corporate transactions, including costs associated with the refinancing of the Company's term loan B.
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
Gain on Asset Sale, Net
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $35 million gain, net of transaction costs, for the nine months ended September 30, 2022, which included a $1 million charge related to post-closing adjustments recorded in the second quarter of 2022. Such amounts were attributable to the Company's hotel management business and were reported within gain on asset sale, net on the Condensed Consolidated Statement of Income. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
In May 2022, the Company completed the sale of its Wyndham Grand Rio Mar Resort for gross proceeds of $62 million ($61 million, net of transaction costs). There was no gain or loss on the sale. Additionally, the Company entered into a 20 year franchise agreement with the buyer.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2022	$(3)	$41	$38
Period change	2	(8)	(6)
Balance as of March 31, 2023	(1)	33	32
Period change	2	2	4
Balance as of June 30, 2023	1	35	36
Period change	(2)	—	(2)
Balance as of September 30, 2023	$(1)	$35	$34

Net of Tax
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	—	31	31
Balance as of March 31, 2022	2	14	16
Period change	(2)	9	7
Balance as of June 30, 2022	—	23	23
Period change	(7)	19	12
Balance as of September 30, 2022	$(7)	$42	$35

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

Rejection of Unsolicited Offer
On October 17, 2023, we announced that our Board of Directors unanimously rejected a highly conditional, unsolicited stock-and-cash proposal by Choice Hotels International, Inc. ("Choice") to acquire all outstanding shares of Wyndham. Our Board of Directors, together with our financial and legal advisors, closely reviewed Choice's latest proposal with a nominal value of $90 per share, comprised of 45% in stock and 55% in cash, and determined that it is not in the best interest of shareholders to accept the proposal.

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

OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2023 and 2022. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2023	2022	% Change
Rooms
United States	495,700	492,900	1%
International	362,300	343,100	6%
Total rooms	858,000	836,000	3%

	Three Months Ended September 30,
	2023	2022	Change
RevPAR
United States	$58.46	$59.15	(1%)
International (a)	38.05	34.79	9%
Global RevPAR (a)	49.71	49.17	1%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.5%	2.1%	40 bps
Global average royalty rate	3.9%	3.9%	—

	Nine Months Ended September 30,
	2023	2022	% Change
RevPAR
United States	$52.56	$52.32	—%
International (b)	33.59	28.19	19%
Global RevPAR (b)	44.52	42.58	5%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.4%	2.1%	30 bps
Global average royalty rate	3.9%	4.0%	(10 bps)
______________________
(a)Excluding currency effects, international RevPAR increased 16% and global RevPAR increased 3%.
(b)Excluding currency effects, international RevPAR increased 27% and global RevPAR increased 7%.

Global rooms grew 3% compared to the prior year, reflecting 1% growth in the U.S. and 6% growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 4% and 16%, respectively.
Excluding currency effects, global RevPAR for the three months ended September 30, 2023 increased 3% compared to the prior year period, reflecting a decline of 1% in the U.S. and international growth of 16%. The Company had achieved record-breaking RevPAR in the U.S. during the preceding year due to COVID-impacted travel patterns. Our U.S. economy brands gained market share of 100 basis points in the third quarter. Comparing to 2019 to neutralize for COVID-impacted travel patterns, U.S. RevPAR grew 9%, a 30 basis point acceleration from second quarter 2023 growth. The international RevPAR growth was driven equally by stronger pricing power and higher occupancy levels in connection with COVID recovery, and compared to 2019 grew 45% on a constant-currency basis, a 120 basis point acceleration from second quarter 2023 growth.
Excluding currency effects, global RevPAR for the nine months ended September 30, 2023 increased 7% compared to the prior year period, reflecting international growth of 27% as a result of stronger pricing power.

THREE MONTHS ENDED SEPTEMBER 30, 2023 VS. THREE MONTHS ENDED SEPTEMBER 30, 2022

	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenues
Fee-related and other revenues	$400	$375	$25	7%
Cost reimbursement revenues	2	32	(30)	n/m
Net revenues	402	407	(5)	(1%)
Expenses
Marketing, reservation and loyalty expense	162	147	15	10%
Cost reimbursement expense	2	32	(30)	n/m
Other expenses	75	68	7	10%
Total expenses	239	247	(8)	(3%)
Operating income	163	160	3	2%
Interest expense, net	27	21	6	29%
Income before income taxes	136	139	(3)	(2%)
Provision for income taxes	33	38	(5)	(13%)
Net income	$103	$101	$2	2%

Net revenues for the three months ended September 30, 2023 decreased $5 million, or 1%, compared to the prior-year period, primarily driven by:
•$30 million of lower cost-reimbursement revenues related to the exit of substantially all of our U.S. full service management business, which have no impact on net income; and
•$5 million of lower termination fees; partially offset by
•$20 million of higher marketing, reservation and loyalty revenues primarily related to fees associated with our global conference;
•$5 million of higher royalty fees resulting from RevPAR and rooms increases; and
•$5 million of higher license fees and other ancillary revenues.
Total expenses for the three months ended September 30, 2023 decreased $8 million, or 3%, compared to the prior-year period, primarily driven by:
•$30 million of lower cost-reimbursement revenues associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; partially offset by
•$15 million of higher marketing, reservation and loyalty expenses primarily as a result of the costs associated with our global conference and timing of advertising spend; and
•$6 million of higher operating and general and administrative expenses primarily driven by revenue-generating activities.
Interest expense, net for the three months ended September 30, 2023 increased $6 million, or 29%, compared to the prior-year period primarily due to a higher variable interest rate on our term loan A and term loan B in 2023.
Our effective tax rates were 24.3% and 27.3% during the three months ended September 30, 2023 and 2022, respectively. During 2023, the effective tax rate was lower primarily due to a state legislative change that resulted in the release of a valuation allowance and a tax benefit resulting from the release of a foreign unrecognized tax benefit.
As a result of these items, net income for the three months ended September 30, 2023 increased $2 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2023	2022
Net income	$103	$101
Provision for income taxes	33	38
Depreciation and amortization	19	18
Interest expense, net	27	21
Stock-based compensation	10	8
Development advance notes amortization	4	3
Transaction-related	1	—
Separation-related	—	1
Foreign currency impact of highly inflationary countries	3	1
Adjusted EBITDA	$200	$191

Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Net Revenues			Adjusted EBITDA
	2023	2022	% Change	2023	2022	% Change
Hotel Franchising (a)	$402	$367	10%	$215	$201	7%
Hotel Management	n/a	40	n/a	n/a	7	n/a
Corporate and Other	—	—	n/a	(15)	(17)	12%
Total Company	$402	$407	(1%)	$200	$191	5%
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of our remaining international full-service managed business.

Hotel Franchising
Net revenues increased $35 million, or 10%, compared to the third quarter of 2022, primarily driven by:
•$20 million of higher marketing, reservation and loyalty fees primarily reflecting fees related to the global franchisee conference as well as an increase in RevPAR and rooms;
•$6 million of higher license fees and other ancillary revenues;
•$4 million of higher royalties resulting from RevPAR and rooms increases;
•$3 million of management fees primarily from our international full-service management business which were reported within the Hotel Management segment in 2022; and
•$2 million of higher cost-reimbursement revenues in our international full-service managed properties that have no impact on adjusted EBITDA.
Adjusted EBITDA increased $14 million, or 7%, compared to the third quarter of 2022, primarily driven by higher revenues partially offset by (i) a $15 million increase in marketing, reservation and loyalty expenses primarily due to costs associated with our global franchisee conference and (ii) $8 million of higher operating and general and administrative expenses primarily related to revenue-generating activities.
Corporate and Other
Adjusted EBITDA was favorable by $2 million compared to the prior-year period.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VS. NINE MONTHS ENDED SEPTEMBER 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenues
Fee-related and other revenues	$1,064	$1,045	$19	2%
Cost reimbursement revenues	12	119	(107)	n/m
Net revenues	1,076	1,164	(88)	(8%)
Expenses
Marketing, reservation and loyalty expense	446	384	62	16%
Cost reimbursement expense	12	119	(107)	n/m
Gain on asset sale, net	—	(35)	35	n/a
Other expenses	219	231	(12)	(5%)
Total expenses	677	699	(22)	(3%)
Operating income	399	465	(66)	(14%)
Interest expense, net	73	60	13	22%
Early extinguishment of debt	3	2	1	50%
Income before income taxes	323	403	(80)	(20%)
Provision for income taxes	83	104	(21)	(20%)
Net income	$240	$299	$(59)	(20%)

Net revenues for the nine months ended September 30, 2023 decreased $88 million, or 8%, compared to the prior-year period, primarily driven by;
•$79 million of lower revenues associated with our select-service management and owned hotel businesses (which we exited in the first half of 2022) of which $29 million represented cost-reimbursement revenues which have no impact on net income; and
•$78 million of lower cost-reimbursement revenues associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; partially offset by
•$29 million of higher royalty and franchise fees primarily due to the RevPAR and rooms increases;
•$29 million of higher marketing, reservation and loyalty fees primarily reflecting RevPAR and rooms increases and revenues associated with our global franchisee conference during the third quarter of 2023; and
•$12 million of higher license and other fees.
Total expenses for the nine months ended September 30, 2023 decreased $22 million, or 3%, compared to the prior-year period, primarily driven by;
•$78 million of lower cost-reimbursement expenses associated with the exit of substantially all of our U.S. full-service management business, which have no impact on net income; and
•$65 million of lower expenses associated with our select-service management and owned hotel businesses, of which $29 million represented cost-reimbursement expenses as discussed above; partially offset by
•$62 million of higher marketing, reservation and loyalty expenses primarily as a result of timing of spend and costs associated with our global franchisee conference;
•$35 million from absence of the gain on asset sale in 2022 related to the sale our owned hotel Wyndham Grand Bonnet Creek Resort;
•$9 million of higher operating expenses primarily driven by revenue-generating activities;
•$7 million of higher general and administrative expenses; and
•$5 million of transaction-related expenses primarily related to our term loan refinancing.
Interest expense, net for the nine months ended September 30, 2023 increased $13 million, or 22%, compared to the prior-year period primarily due to a higher variable interest rate on our term loan A in 2023.
Early extinguishment of debt of $3 million in 2023 relates to the refinancing of our term loan B, while the $2 million in 2022 relates to the amendment of our credit agreement and $400 million partial pay down of our term loan B.

Our effective tax rates were 25.7% and 25.8% during the nine months ended September 30, 2023 and 2022, respectively.
As a result of these items, net income for the nine months ended September 30, 2023 decreased $59 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2023	2022
Net income	$240	$299
Provision for income taxes	83	104
Depreciation and amortization	56	58
Interest expense, net	73	60
Early extinguishment of debt	3	2
Stock-based compensation	28	25
Development advance notes amortization	11	9
Transaction-related	5	—
Gain on asset sale, net	—	(35)
Foreign currency impact of highly inflationary countries	6	2
Adjusted EBITDA	$505	$524
Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the nine months ended September 30, 2023 compared to September 30, 2022:

	Net Revenues			Adjusted EBITDA
	2023	2022	% Change	2023	2022	% Change
Hotel Franchising (a)	$1,076	$974	10%	$554	$541	2%
Hotel Management	n/a	190	n/a	n/a	33	n/a
Corporate and Other	—	—	n/a	(49)	(50)	2%
Total Company	$1,076	$1,164	(8%)	$505	$524	(4%)
______________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of our remaining international full-service managed business.

Hotel Franchising
Net revenues for the nine months ended September 30, 2023 increased $102 million, or 10%, compared to the prior-year period, primarily driven by:
•$34 million of higher royalty and franchise fees, primarily reflecting the RevPAR and rooms increases;
•$29 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR and room increases and revenues associated with our global franchisee conference;
•$16 million of higher license and other fees;
•$12 million of higher cost-reimbursement revenues primarily from our international full-service managed properties that have no impact on adjusted EBITDA; and
•$11 million of management fees primarily from our international full-service management business which were reported within our Hotel Management segment in 2022.
Adjusted EBITDA for the nine months ended September 30, 2023 increased $13 million compared to the prior-year period, primarily driven by the revenue increases discussed above, partially offset by $62 million of higher marketing, reservation and loyalty expenses as well as $10 million of higher operating expenses principally driven by revenue-generating activities and $4 million of higher general and administrative expenses.
Corporate and Other
Adjusted EBITDA for the nine months ended September 30, 2023 was favorable by $1 million compared to the prior-year period.

DEVELOPMENT
On September 30, 2023, the Company's global development pipeline consisted of over 1,930 hotels and approximately 237,000 rooms, representing a 12% year-over-year increase, including 16% growth in the U.S. Approximately 69% of the Company's pipeline is in the midscale and above segments and 58% is international. Additionally, approximately 80% of the Company's pipeline is new construction, of which approximately 34% has broken ground. During third quarter 2023, the Company awarded over 230 new contracts for franchise agreements, an increase of 8%, including 60 new construction projects for its ECHO Suites Extended Stay by Wyndham brand. This brings the total number of contracts awarded for the brand to 265 since its launch, or nearly 33,000 rooms.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2023	December 31, 2022	Change
Total assets	$4,100	$4,123	$(23)
Total liabilities	3,244	3,161	83
Total stockholders’ equity	856	962	(106)

Total assets decreased $23 million from December 31, 2022 to September 30, 2023 primarily related to utilizing our excess cash for share repurchases in 2023. Such decrease in cash was partially offset by higher development advance notes and trade receivables. Total liabilities increased $83 million from December 31, 2022 to September 30, 2023 primarily related to an increase in our debt balance relating to borrowings under our revolving credit facility. Total equity decreased $106 million from December 31, 2022 to September 30, 2023 primarily due to $270 million of stock repurchases and $90 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of September 30, 2023, our liquidity approximated $710 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of September 30, 2023, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of September 30, 2023, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2030, term loan A with a principal outstanding balance of $390 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $110 million was outstanding and $9 million was allocated to outstanding letters of credit.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus a margin of 1.25% or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% plus a 0.10% SOFR adjustment. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of September 30, 2023, this margin on our term loan A was 1.75%.
As of September 30, 2023, $1.1 billion of our term loan B is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $45 million asset as of September 30, 2023.
As of September 30, 2023, our credit rating was Ba1 from Moody’s Investors Service, BB+ from Standard and Poor’s Rating Agency and BB+ from Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Cash provided by/(used in)
Operating activities	$253	$349	$(96)
Investing activities	(50)	190	(240)
Financing activities	(283)	(420)	137
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	(4)	2
Net change in cash, cash equivalents and restricted cash	$(82)	$115	$(197)

Net cash provided by operating activities decreased $96 million compared to the prior-year period primarily due to a higher use of cash associated with (i) trade receivables as collections patterns return to pre-COVID norms, (ii) development advance notes and (iii) timing of accounts payable.
Net cash used in investing activities was $50 million in 2023 compared to cash provided of $190 million in 2022. The change of $240 million was primarily due to the absence of the proceeds received in 2022 from the sale of our owned hotels and the termination fee from CorePoint Lodging in connection with the exit of our select-service management business.
Net cash used in financing activities decreased $137 million compared to the prior-year period primarily due to $110 million of borrowings on our revolving credit facility, which was used for investments in the business and share repurchases, and a decrease in stock repurchases as the prior-year benefited from the deployment of the proceeds received in connection with the sale of the owned hotels and exit of the select-service management business.
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
During the nine months ended September 30, 2023, we spent $28 million on capital expenditures primarily related to information technology, including digital innovation. During 2023, we anticipate spending approximately $35 million on capital expenditures.
In addition, during the nine months ended September 30, 2023, we spent $47 million on development advance notes, net of repayments. During 2023, we anticipate spending approximately $60 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility.
Stock Repurchase Program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. The Board has subsequently increased the capacity of the program by $300 million in August 2019, $400 million in February 2022, $400 million in October 2022 and $400 million in July 2023. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Under our current stock repurchase program, we repurchased approximately 3.8 million shares at an average price of $71.44 for a cost of $270 million during the nine months ended September 30, 2023. As of September 30, 2023, we had $569 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.35 per share in the first, second and third quarters of 2023 ($90 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2023, our annualized first-lien leverage ratio was 2.5 times.
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
As of September 30, 2023, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $541 million as of September 30, 2023. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
The fair values of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities.
We have foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the Brazilian Real, the British Pound and the Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2023. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2023, the absolute notional amount of our outstanding foreign exchange hedging instruments was $150 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $3 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2023, we had total net assets of $2 million in Argentina.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2023, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board of Directors (“Board”) authorized a stock repurchase program that enables us to repurchase up to $300 million of our common stock. In August 2019, our Board increased the capacity of the program by $300 million. Our Board increased the capacity of the program by $400 million in February 2022 and an additional $400 million in October 2022. In July 2023, our Board approved an increase in the capacity of the program by $400 million. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	167,388	$74.10	167,388	$659,478,896
August	593,127	75.32	593,127	614,805,422
September	624,646	73.17	624,646	569,100,660
Total	1,385,161	$74.20	1,385,161	$569,100,660

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On August 18, 2023, Nicola Rossi, the Company’s Chief Accounting Officer, adopted a Rule 10b5-1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Trading Plan provides for the potential exercise of vested stock options and the associated sale of up to 3,200 shares of the Company’s common stock underlying the options, commencing on November 20, 2023. The Trading Plan terminates on the earlier of May 31, 2024 or the date all shares are sold.

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: October 26, 2023	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer

Date: October 26, 2023	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended & Restated Certificate of Incorporation of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed May 10, 2023)
3.2	Third Amended and Restated By-Laws of Wyndham Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 6, 2023)
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.