Form 10-K
period 2023-12-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2024-02-15
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, was $5.72 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2024, the registrant had outstanding 81,000,261 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report” or “report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements related to our views and expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources, share repurchases and dividends and other non-historical statements. We claim the protection of the Safe Harbor contained in the Private Securities Litigation Reform Act of 1995 for forward-looking statements other than with respect to statements made in connection with the unsolicited exchange offer by Choice Hotels International, Inc. (“Choice”) to acquire all outstanding shares of our common stock (the “Exchange Offer”). Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “goal,” “future,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, factors relating to the Exchange Offer, including actions taken by Choice in connection with such offer, actions taken by Wyndham or its stockholders in respect of the Exchange Offer or other actions or developments involving Choice, such as a potential proxy contest, the completion or failure to complete the Exchange Offer, the effects of such offer on our business, such as the cost, loss of time and disruption; general economic conditions, including inflation, higher interest rates and potential recessionary pressures; global or regional health crises or pandemics (such as the COVID-19 pandemic) including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and possible restrictions on travel; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the ability to realize the potential benefits of business development activity including acquisitions and licensing arrangements; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas, respectively; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described under Part I, Item 1A – Risk Factors.
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
Item 1. Business.
Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”, the “Company”, “we”, “our” or “us”) is the world’s largest hotel franchising company by number of hotels, with approximately 9,200 affiliated hotels with approximately 872,000 rooms located in over 95 countries and welcoming nearly 140 million guests annually worldwide. We operate a hotel portfolio of 24 brands. Our 24 brands are primarily located in secondary and tertiary cities and approximately 80% of the U.S. population lives within ten miles of at least one of our affiliated hotels. Our mission is to make hotel travel possible for all. Wherever people go, Wyndham will be there to welcome them. We boast a remarkably asset-light business model dramatically limiting our capital needs and our exposure to the rising wage environment.
The following chart presents the number of branded hotels associated with each of the five largest traditional hotel franchise companies as of December 31, 2023, except for Choice and IHG which are as of September 30, 2023:
         Source: Companies’ public disclosures
Our widely recognized brands with select-service focus offer a breadth of options for franchisees and a wide range of price points and experiences for our guests. We are a global leader in the economy and midscale chain scales where our brands represent approximately 30% of branded rooms in the United States. Additionally, we have a strong presence in the upper midscale chain scale.
The following charts illustrate our system size (by rooms) as of December 31, 2023:
______________________
* Royalty contribution by geography for 2023 was as follows: U.S. 80%, Canada 5%, EMEA 7%, Asia Pacific 5% and LATAM 3%.
** LATAM is representative of Latin America and the Caribbean.
*** EMEA is representative of Europe, the Middle East, Eurasia and Africa.

As of December 31, 2023, our brand portfolio consisted of the following:

	Global Full Year RevPAR		North America		Asia Pacific
			U.S.	Canada	Greater China	Rest of Asia	EMEA	LATAM	Total
Economy
Super 8	$29.13	Properties	1,419	119	1,110	1	13	1	2,663
		Rooms	85,091	7,717	68,105	50	2,015	50	163,028
Days Inn	$40.00	Properties	1,257	106	62	11	55	10	1,501
		Rooms	90,758	8,388	9,539	1,377	3,335	819	114,216
Travelodge	$40.14	Properties	339	100	—	—	—	—	439
		Rooms	22,941	7,713	—	—	—	—	30,654
Microtel	$47.54	Properties	293	28	19	15	—	8	363
		Rooms	20,705	2,430	2,309	1,118	—	955	27,517
Howard Johnson	$30.85	Properties	143	19	74	3	7	39	285
		Rooms	11,259	1,275	21,996	2,004	790	2,664	39,988
Total Economy	$34.90	Properties	3,451	372	1,265	30	75	58	5,251
		Rooms	230,754	27,523	101,949	4,549	6,140	4,488	375,403
Midscale
La Quinta	$64.09	Properties	899	2	2	2	4	9	918
		Rooms	86,285	133	704	434	765	1,070	89,391
Ramada	$36.05	Properties	279	73	148	70	243	31	844
		Rooms	31,395	7,066	29,675	13,445	33,268	4,224	119,073
Baymont	$40.80	Properties	539	6	—	—	—	1	546
		Rooms	40,835	404	—	—	—	118	41,357
AmericInn	$57.93	Properties	218	—	—	—	—	—	218
		Rooms	12,866	—	—	—	—	—	12,866
Wingate	$56.54	Properties	189	8	8	—	—	—	205
		Rooms	16,598	822	1,232	—	—	—	18,652
Wyndham Alltra	NM	Properties	—	—	—	—	—	3	3
		Rooms	—	—	—	—	—	974	974
Wyndham Garden	$44.95	Properties	65	4	30	12	27	24	162
		Rooms	10,155	696	6,241	2,468	4,469	3,196	27,225
Ramada Encore	$27.40	Properties	—	—	28	11	29	10	78
		Rooms	—	—	3,694	2,814	3,358	1,443	11,309
Hawthorn	$57.82	Properties	68	—	2	—	5	—	75
		Rooms	5,284	—	306	—	542	—	6,132
Trademark Collection	$59.72	Properties	87	16	—	14	131	23	271
		Rooms	12,844	2,256	—	918	17,327	5,541	38,886
TRYP	$54.44	Properties	8	—	2	3	26	15	54
		Rooms	841	—	201	388	3,627	1,805	6,862
Total Midscale	$48.88	Properties	2,352	109	220	112	465	116	3,374
		Rooms	217,103	11,377	42,053	20,467	63,356	18,371	372,727
Upscale
Wyndham	$51.25	Properties	47	2	50	22	27	35	183
		Rooms	12,112	640	14,362	5,487	4,318	6,121	43,040
Wyndham Grand	$56.14	Properties	10	—	42	8	16	2	78
		Rooms	3,037	—	12,783	3,663	3,777	770	24,030
Dazzler	$63.90	Properties	—	—	—	—	—	14	14
		Rooms	—	—	—	—	—	1,798	1,798
Esplendor	$59.66	Properties	—	—	—	—	—	9	9
		Rooms	—	—	—	—	—	806	806
Dolce	$74.84	Properties	4	2	—	1	9	1	17
		Rooms	921	275	—	342	2,747	341	4,626
Vienna House	$61.73	Properties	—	—	—	—	42	—	42
		Rooms	—	—	—	—	6,584	—	6,584
Total Upscale	$55.45	Properties	61	4	92	31	94	61	343
		Rooms	16,070	915	27,145	9,492	17,426	9,836	80,884
Luxury
Registry Collection	$79.19	Properties	—	—	—	—	5	16	21
		Rooms	—	—	—	—	1,800	7,156	8,956
Affiliated properties (a)
		Properties	172	3	—	11	—	3	189
		Rooms	33,656	44	—	47	—	77	33,824
Total (b)	$43.10	Properties	6,036	488	1,577	184	639	254	9,178
		Rooms	497,583	39,859	171,147	34,555	88,722	39,928	871,794
______________________
(a)Affiliated properties represent properties under affiliation arrangements with former Parent or other third parties.
(b)Excludes ECHO Suites Extended Stay by Wyndham, which did not have any open hotels. As of December 31, 2023, we had 268 hotels in our pipeline, of which 11 have broken ground.
NM - not meaningful.

The following table presents the changes in our portfolio for the last three years:

	As of December 31,
	2023		2022		2021
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	9,059	842,500	8,950	810,100	8,941	795,900
Additions	500	66,000	490	70,400	415	53,100
Deletions	(381)	(36,700)	(381)	(38,000)	(406)	(38,900)
Ending balance	9,178	871,800	9,059	842,500	8,950	810,100
In addition to our current hotel portfolio, we have over 1,900 properties and approximately 240,000 rooms in our development pipeline throughout 57 countries including 8 where we do not currently have a presence. As of December 31, 2023, approximately 42% of our pipeline was located in the U.S. and 58% was located internationally; 79% of our pipeline was for new construction properties, of which 34% have broken ground and 21% represented conversion opportunities.
Our pipeline is typically only a subset of our development activity in any given period as some of our hotel additions are executed and opened in less than 90 days and therefore may never appear in our pipeline. However, we use the pipeline to gauge interest in our brands and our continued ability to drive our net room growth projections.
Our franchise sales team consists of nearly 150 professionals throughout the world. Our sales team is focused on growing our franchise business through conversions of existing branded and independent hotels and partnering with developers to brand newly constructed hotels. In addition to a regional presence in the United States, we currently have sales teams located in England, Turkey, United Arab Emirates, China, Singapore, Canada, India, Mexico, Brazil, Argentina, Colombia and Australia. Our international presence in key countries allows us to quickly adapt to changes in the increasingly dynamic global marketplace and to capitalize on new opportunities as they emerge.
In 2023, our sales team executed 864 contracts representing nearly 104,000 rooms. A key component of driving our net room growth is our ability to retain properties within our system. Our 2023 global retention rate was 95.6%, which was a 30 basis point improvement from 2022. Our 2023 U.S. retention rate was 95.4%.
Our Guest Loyalty Program
Wyndham Rewards is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each qualified stay at all of our participating properties. Members can use points for stays at over 60,000 hotels, vacation club resorts and vacation rentals globally as well as merchandise, gift cards, airlines, charities, and tours and activities. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels.
Wyndham Rewards has been recognized as one of the simplest, most rewarding loyalty programs in the hotel industry, providing more value to members than any other program. It has won more than 100 awards and accolades in recent years and was recently ranked #1 “Best Hotel Loyalty Program” in USA TODAY 10 Best Readers’ Choice Awards for six consecutive years and as one of the “Best Travel Rewards Programs” by US News & World Report for nine years running.
Wyndham Rewards has over 106 million enrolled members. Our members accounted for over 35% of check-ins at our affiliated hotels globally and over 48% in the United States. Total membership grew 7% annually in each 2021, 2022 and 2023, with approximately 7 million new enrolled members added in 2023. Our franchisees benefit from the program through repeat stays and members benefit through free night stays, as well as other redemption options for their points, such as gift cards, merchandise and experiences. The program is funded by contributions from eligible revenues generated by Wyndham Rewards members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Wyndham Rewards points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

OUR FRANCHISING BUSINESS
Hotel Franchising Segment Adjusted EBITDA (a) ($ in millions)
______________________
(a)See Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of adjusted EBITDA and the reconciliation of net income/(loss) to adjusted EBITDA. Adjusted EBITDA has been recasted to conform with the current year presentation for 2019 through 2020. 2020 adjusted EBITDA was impacted by COVID-19.
We license our brands and associated trademarks to over 6,100 franchisees globally, which provides for a highly diversified owner base with limited concentration. Our franchisees range from sole proprietors to institutional investors such as public real estate investment trusts. Our franchise agreements are typically 10 to 20 years in length, providing significant visibility into future cash flows. Under these agreements, our direct franchisees generally pay us a royalty fee of 4% to 5% of gross room revenue and a marketing and reservation fee of 3% to 5% of gross room revenue. We occasionally provide financial support in the form of loans or development advances to help generate new business.

OUR STRATEGY
As the world’s largest hotel franchising company by number of hotels, with approximately 9,200 hotels under 24 brands across over 95 countries, Wyndham Hotels & Resorts is an asset-light business with significant cash generation capabilities. Our company’s mission is to make hotel travel possible for all and we aim to be the world’s leading provider of select-service hotel brands by delivering the best value to owners and guests.
In support of our mission and vision, our strategic priorities are organized around the following primary goals and objectives:
•Growing our direct franchising system by 3-4% in 2024, with an ambition to accelerate to 3-5% annually by 2026 by continuing to improve our franchisee retention rates, investing in our brands and expanding into adjacent market segments and new geographies while supporting the roll-out of our ECHO Suites by Wyndham pipeline.
•Targeting new development efforts in high FeePAR (RevPAR + royalty rates) brands and regions.
•Optimizing top-line performance and market share for our franchisees by embracing continuous digital innovation and best practices, as well as capitalizing on the growing government spend tied to the U.S. Infrastructure and Chips Acts.
•Boosting franchisee profitability by reducing on-property labor and operating costs by deploying state-of-the-art owner-first technology solutions that not only streamline operations but also elevate guest experiences.
•Capitalizing on ancillary revenue opportunities by expanding our co-branded credit card offerings, introducing new products and services, building new strategic marketing partnerships and leveraging our unique "blue-tread' licensing partnership with Travel + Leisure Group.
Our strategic priorities are more than just goals; they are a commitment to our shareholders, franchisees, and guests that we will continue to drive growth, operational excellence, and profitability in all we do.

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

HUMAN CAPITAL
As of December 31, 2023, we had approximately 2,300 employees, consisting of approximately 1,200 employees outside of the United States.
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
Ethical leadership starts with our Board of Directors (the “Board”) and is shared by senior management with every team member across every brand and business at Wyndham Hotels & Resorts. Our Business Principles guide our interactions and set the standard for how every one of us should approach our work in service to our mission. All team members are expected to embrace our shared values and principles, and do their part in maintaining the highest ethical standards and behavior as we grow in communities worldwide.
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
Wyndham has seven global affinity business groups. These affinity groups serve as fully inclusive networks where empowered team members foster innovation, help us grow, and enhance diversity, equity and inclusion globally. Members of our executive committee serve as sponsors of the affinity groups where they serve as allies, mentors and advocates.
Our company was named to the 2023 Top 50 Companies for Diversity List by DiversityInc. We were also recognized by Forbes as one of The Best Employers for Diversity for the second consecutive year and named to Newsweek’s list of America’s Greatest Workplaces for Diversity showcasing Wyndham’s continued commitment to providing a workplace that promotes diversity, equity and inclusion for all. Our commitment to supporting the military community afforded Wyndham the VETS Indexes 4 Star Employer designation as part of the 2023 VETS Indexes Employer Awards, a 2023 Military Friendly Employer Silver Award and Military Friendly – Top 10 Supplier Diversity Program Award for the second consecutive year. We were further named to the Newsweek 2023 List of Most Loved Workplaces for the second consecutive year and named one of the 2023 Best Places to Work in New Jersey by New Jersey Business Magazine for the fourth consecutive year. These accolades build on our growing resume of workplace awards.

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

HUMAN RIGHTS
Human rights are a basic right entitled to all. We remain committed to the well-being and safety of our team members, guests and all those that connect to our industry. In 2023, we continued to donate and encourage our team members and over 106 million enrolled Wyndham Rewards members to support humanitarian causes around the world.
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
We also support Polaris, a non-profit organization that spearheads the effort to fight against human trafficking and operates the U.S. National Human Trafficking Hotline, to which Wyndham donates Wyndham Rewards points to provide victims with temporary safe housing. As part of our giving efforts, Wyndham Rewards and its members have donated approximately 181 million points since inception to various non-profit organizations, including organizations supporting humanitarian causes to redeem for travel and other related goods and services.

ENVIRONMENTAL IMPACT
As the world’s largest hotel franchising company, we have the opportunity to make a meaningful impact on the world and we take that opportunity seriously. We are committed to operating our business in a way that is socially, ethically and environmentally responsible. We engage team members, owners and operators around the world to uphold and leverage our core values to think globally and execute locally.
Through the Wyndham Green Program, we support franchisees by helping them to reduce operating costs through efficiency measures, drive revenue from environmentally conscious travelers, and remain competitive in the market, while increasing brand loyalty. The Wyndham Green Program consists of two integral components: 1) the Wyndham Green Certification, our internal certification with best practices to address energy and water conservation, waste diversion, responsible purchasing, as well as guest, team member and franchisee education and engagement, and 2) the Wyndham Green Toolbox, an environmental management tool that tracks, measures and reports environmental performance data to help franchisees improve energy efficiency, reduce greenhouse gas or (“GHG”), emissions, conserve water, and reduce waste – thus minimizing environmental impact.
The UN Sustainable Development Goals serve as a strategic guide for our sustainability program, which helps advance our company’s mission of making hotel travel possible for all. Our focus includes:
•Embarking on a long-term journey to help our franchisees reduce their GHG emissions in alignment with efforts to limit the rise in global temperatures in part by providing tools and best practices through our Wyndham Green Program.

•Promoting best practices around water conservation at these hotels through our Wyndham Green Program; supporting the access to clean water through our community partnerships; and reducing single-use plastics to promote clean waterways and oceans.
•Sharing best practices around waste diversion through our Wyndham Green Program to reduce waste sent to landfills and the environmental impact.
•Promoting and expanding best practices for biodiversity protection across Wyndham's franchised hotels; engaging with suppliers to make a meaningful impact to protect forests and biodiversity.
We remain committed to helping our franchisees reduce the energy, water and carbon footprint of their hotels as we work towards achieving our 2025 environmental targets. We continue to evaluate opportunities to increase efficiencies and the usage of renewable energy where feasible as we update our decarbonization plans with longer term targets in alignment with climate science.
We continually monitor and prioritize climate-related risks based on the financial and strategic impacts on our business. Enterprise risks, including those related to sustainability, climate and energy, are identified and assessed on an ongoing basis.
We review climate-related risks using the TCFD recommendations on an annual basis, which include both transition and physical risks. Some risks that we consider include:
•Current and emerging regulations, including those pertaining to energy efficiency, energy and GHG emissions reporting and green building codes and standards at the local, state, and national levels, are considered as risks for franchised business.
•Acute physical risks (extreme weather events), including hurricanes and wildfires, are increasing in frequency and can impact travel demand in specific markets, supply chains and cause physical damage to franchisee's assets.
•Chronic physical risks, such as rising sea levels, rising mean temperatures, changes in precipitation patterns (including droughts) and extreme variability in weather patterns, can influence demand for travel and tourism in key markets adversely by decreasing revenue and/or causing property damage for franchisees.
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
During 2023, Wyndham was named one of the Net-Zero Leaders by Forbes for 2023 (©2023 Forbes. All rights reserved. Used under license), which identifies leading companies that are progressing to a low-carbon economy by 2050 and are also adapting their business model to achieve sustainability targets. As more travelers are looking for environmentally-friendly lodging options, it is critical to position Wyndham-branded hotels optimally to provide environmentally responsible options and to make it simpler for our guests to locate and book stays with these types of hotels. Our 2023 ESG Report, which is available on our corporate website and not incorporated by reference into this Annual Report, contains additional information regarding our commitment to social responsibility and sustainability.

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
The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our affiliated hotels and by the scale of our base. Our system is dispersed among over 6,100 franchisees, which reduces our exposure to any one franchisee. One master franchisor in China for the Super 8 brand accounts for 12% of our hotels. Apart from this relationship, no one franchisee accounts for more than 2% of our hotels.

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

INTELLECTUAL PROPERTY
Wyndham Hotels owns the trademarks and other intellectual property rights related to our hotel brands, including the “Wyndham” trademark. We actively use, directly or through our licensees, these trademarks and other intellectual property rights. We operate in a highly competitive industry in which the trademarks and other intellectual property rights related to our hotel brands are very important to the marketing and sales of our services. We believe that our hotel brand names have come to represent high standards of quality, caring, service and value to our franchisees and guests. We register the trademarks we own in the United States Patent and Trademark Office, as well as with other relevant authorities, where we deem appropriate, and otherwise seek to protect our trademarks and other intellectual property rights from unauthorized use as permitted by law.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Geoffrey A. Ballotti, 62, serves as our President and Chief Executive Officer and member of our Board. From March 2014 to May 2018, Mr. Ballotti served as President and Chief Executive Officer of Wyndham Hotel Group. From March 2008 to March 2014, Mr. Ballotti served as Chief Executive Officer of Wyndham Destination Network. From October 2003 to March 2008, Mr. Ballotti was President of the North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide, including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to joining Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Michele Allen, 49, serves as our Chief Financial Officer. From May 2018 to December 2019, Ms. Allen served as Executive Vice President and Treasurer. From April 2015 to May 2018, Ms. Allen served as Senior Vice President of Finance for Wyndham Worldwide. From August 2006 to March 2015, Ms. Allen held leadership positions of increasing responsibility at Wyndham Hotel Group, including Senior Vice President of Finance and Controller. From 1999 to August 2006, Ms. Allen served in positions of increasing responsibility at Wyndham Worldwide’s predecessor. Ms. Allen began her career as an independent auditor at Deloitte & Touche LLP.
Paul F. Cash, 54, serves as our General Counsel, Chief Compliance Officer and Corporate Secretary. From October 2017 to May 2018, Mr. Cash served as Executive Vice President and General Counsel of Wyndham Hotel Group. From April 2005 to September 2017, Mr. Cash served as Executive Vice President and General Counsel and in legal executive positions with increasing leadership responsibility for Wyndham Destination Network. From January 2003 to April 2005, Mr. Cash was a partner in the Mergers and Acquisitions, International and Entertainment and New Media practice groups of Alston & Bird LLP and from February 1997 to December 2002 he was an associate at Alston & Bird LLP. From August 1995 until February 1997, Mr. Cash was an associate at the law firm Pünder, Volhard, Weber & Axster in Frankfurt, Germany.
Lisa Borromeo Checchio, 43, serves as our Chief Marketing Officer. From May 2018 to January 2019, Ms. Checchio served as our Senior Vice President and Chief Marketing Officer. From August 2015 to May 2018, Ms. Checchio served in positions of increasing responsibility for Wyndham Hotel Group including Senior Vice President, Global Brands. From July 2004 to August 2015, Ms. Checchio held several marketing positions of increasing responsibility and served as Brand Marketing and Advertising Director for JetBlue Airways.
Monica Melancon, 56, serves as our Chief Human Resource Officer. From March 2020 to February 2021, Ms. Melancon served as Group Vice President, Human Resources – Managed. Ms. Melancon joined Wyndham Hotels & Resorts, Inc. in May 2018 and continued in her role as Vice President, Employee Relations following the Company’s acquisition of La Quinta in May 2018 where she had served in the same role from August 2016 to May 2018. Ms. Melancon previously served as Regional Employee Relations Manager of La Quinta from March 2015 to July 2016. Prior to joining La Quinta, Ms. Melancon served 15 years in various human resource positions of increasing responsibility at Target Corporation.
Nicola Rossi, 57, serves as our Chief Accounting Officer. From July 2006 to May 2018, Mr. Rossi served as Senior Vice President and Chief Accounting Officer for Wyndham Worldwide. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc. Mr. Rossi began his career as an independent auditor at Deloitte & Touche LLP.
Scott R. Strickland, 53, serves as our Chief Information and Distribution Officer. From May 2018 through November 2023, Mr. Strickland served as Chief Information Officer of the Company. From March 2017 to May 2018, Mr. Strickland served as Chief Information Officer of Wyndham Hotel Group. From November 2011 to March 2017, Mr. Strickland served as Chief Information Officer for Denon Marantz Electronics. From February 2005 to June 2010, Mr. Strickland served as Chief Information Officer for Black & Decker HHI. From 1999 to 2005, Mr. Strickland served as an Associate Partner with PricewaterhouseCoopers.

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

We face risks affecting the travel and hotel industries that include, but are not limited to: economic slowdown and potential recessionary pressures; economic factors such as inflation, rising interest rates, employment layoffs, increased costs of living and reduced discretionary income, which may adversely impact decisions by consumers and businesses to use travel accommodations; domestic unrest, terrorist incidents and threats and associated heightened travel security measures; political instability or political and regional strife, including the ongoing conflict between Russia and Ukraine; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war, including the Israel-Hamas war; concerns with or threats of known and novel contagious diseases or health epidemics or pandemics; environmental disasters; lengthy power outages; cyber threats, increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes. Increases in the frequency and severity of extreme weather events and other consequences of climate change (including any related regulation) could impact travel demand generally, lead to supply chain interruptions, cause damage to physical assets or adversely impact the accessibility or desirability of travel to certain locations.

For example, certain of our franchisees’ properties are located in coastal areas that could be threatened should sea levels dramatically rise, or are located in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occurrence of such an event could cause substantial damage to our franchisees and/or the surrounding area. Because a significant portion of our revenues is derived from fees based on room revenues, disruptions at our franchised properties due to such occurrences may adversely impact the fees we collect from these properties. In the event of a substantial loss, the insurance coverage carried by our franchisees may not be sufficient to pay the full value of financial obligations, liabilities or the replacement cost of any lost investment or property held by our franchisees. Additionally, certain types of losses may be uninsurable or prohibitively expensive to insure, and other types of losses or risks that our franchisees may face could fall outside of the general coverage terms and limits of our policies. Such factors could lead to certain losses by our franchisees being completely uninsured in which case we could lose future franchisee fees and may be exposed to a potential impairment of any development advance notes funded to the franchisee should the underlying guarantees provided to us prove to be insufficient.

Any declines in or disruptions to the travel or hotel industries may adversely affect travel demand and the results of our operations, and those of our current franchised hotels and potential franchisees and developers. Any of these factors could increase our costs, reduce our revenues and otherwise adversely impact our profitability and/or opportunities for growth.

The ongoing conflicts between Russia and Ukraine and Israel and Hamas, respectively, have and may continue to negatively impact macro-economic conditions, which may adversely affect discretionary consumer spending and, as a result, our business, financial condition, results of operations and cash flows.

Russia’s invasion of Ukraine and the Israel-Hamas war have negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., United Kingdom and European Union, as well as retaliatory actions by Russia, could have a negative impact on the global economy. The current conflicts between Russia and Ukraine and Israel and Hamas, respectively, have not materially affected our overall operations and our operations in both regions are immaterial. However, these conflicts have negatively impacted global macro-economic conditions and prolonged conflicts, the potential expansion of the conflicts into other European and Middle Eastern countries, or the direct involvement of the U.S. or other countries where we source our guests could have more significant impacts on macro-economic conditions, which could adversely affect discretionary consumer spending and, consequently, our operations.

Additional risks to our business relating to the Russia and Ukraine and Israel and Hamas conflicts include potential interruptions in global supply chains and the availability of items essential to our operations, the heightened possibility of cyberattacks and terrorist activity, volatility or disruption in financial markets and the potential for travel restrictions affecting our guests’ ability to access our franchisees’ hotel locations.

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

Pandemics and other health crises could affect our business, financial condition and results of operations.

The emergence, severity, magnitude and duration of global or regional health crises are uncertain and difficult to predict. A pandemic, such as another wave of COVID-19 which in the past had an adverse impact on our business, could again affect certain business operations, consumer demand in the hospitality industry, costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Other factors and uncertainties related to potential pandemics and health crises include, but are not limited to:

•Evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•Changes in labor markets affecting us and our suppliers;
•Unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•Potential government actions including, but not limited to, restrictions on travel and stay-in-place directives;
•The pace of post-pandemic recovery;
•The long-term impact of the pandemic on our business, including consumer behaviors; and
•Disruption and volatility within the financial and credit markets.

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
•adverse events occurring at franchised hotel locations, including personal injuries, food tampering, contamination or the spread of illness, including through pandemics or other health crises;
•negative publicity, which could damage our hotel brands;
•our ability to successfully market our current or any future hotel brands and programs, including our rewards program, and to service or pilot new initiatives;
•our relationship with certain multi-unit franchisees;
•changes in the laws, regulations, legislation and government spending affecting our business, internationally and domestically, including changes relating to the U.S. Infrastructure Investment and Jobs Act, the CHIPS Act and the Inflation Reduction Act resulting from a change in governing party, if any;
•our failure to adequately protect and maintain our trademarks and other intellectual property rights;
•the relative mix of branded hotels in the various hotel industry price categories;
•corporate budgets and spending and cancellations, deferrals or renegotiations of group business;

•seasonal or cyclical volatility in our business;
•operating costs, including as a result of inflation, energy costs and labor costs, such as minimum wage increases and unionization, workers’ compensation and healthcare related costs and insurance; and
•disputes, claims and litigation and other legal proceedings concerning our franchised hotels’ operations, including with consumers, government regulators, other businesses, franchisees, organized labor activities and class actions.

Any of these factors could reduce our revenues, increase our costs or otherwise limit our opportunities for growth.

We have been the subject of unsolicited interest from Choice, which has been, and may continue to be, a distraction to our management and employees and could have a material adverse impact on our business and operations.

On December 12, 2023, Choice commenced the Exchange Offer. The uncertainty regarding the Exchange Offer may be disruptive to our business, which could have a negative effect on our operations, financial condition or results of operations. Management and employee distraction related to Choice’s unsolicited interest also may adversely impact our ability to optimally conduct our business and pursue our strategic objectives.

As discussed in our Solicitation/Recommendation Statement filed in response to the Exchange Offer on Schedule 14D-9, on December 18, 2023 (the “Solicitation/Recommendation Statement”), Choice previously made a series of proposals to acquire all of our outstanding shares of common stock (the “Proposals”). Our Board rejected each of the Proposals, concluding that the Proposals were inadequate in terms of price, consideration mix and other terms. Upon rejection of the Proposals, Choice subsequently commenced the Exchange Offer.

On January 22, 2024, Choice sent us notice of their intent to nominate directors to replace our entire Board at the company’s 2024 annual meeting of stockholders and a proposal to repeal any amendments to our third amended and restated by-laws adopted subsequent to January 4, 2023. We believe Choice’s purported nominations are made in furtherance of its Proposals and Exchange Offer.

Responding to and defending against the Proposals, the Exchange Offer and Choice’s potential proxy contest has been, and may continue to be, a distraction for our Board, management and employees, and has required, and may continue to require, us to incur additional expenses and costs.

As of December 31, 2023, we had (i) an aggregate principal amount of $160 million outstanding under our revolving credit facility due April 2027, (ii) an aggregate principal amount of $385 million outstanding under our term loan A due April 2027, (iii) an aggregate principal amount of $1.14 billion outstanding under our term loan B due 2030 and (iv) an aggregate principal amount of $500 million outstanding of 4.375% senior unsecured notes due 2028 (the “2028 Notes”).

In the event of a change of control, there is a potential risk of default under the credit agreement governing our term loans and revolving credit facility and under the indenture governing the 2028 Notes. Pursuant to the credit agreement, the Exchange Offer and subsequent change of control could result in an event of default permitting the lenders thereunder to terminate their commitments and declare any outstanding principal and accrued interest amounts immediately due and payable under our term loan A and term loan B. Pursuant to the indenture governing the 2028 Notes, in the event that the consummation of the Exchange Offer constitutes a change of control and such change of control is accompanied by a ratings downgrade of the 2028 Notes by each of Moody’s and S&P’s within a specified period of time and subject to certain conditions, then Wyndham would be required to offer to repurchase the 2028 Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

We cannot assure stockholders that any waiver or amendment of such change of control provisions would be obtainable or that any replacement financing would be available, in each case on commercially reasonable terms, if at all. In short, if the Exchange Offer is consummated, our liquidity and ability to operate our business could be materially and adversely impacted. Any of our future debt agreements could contain similar restrictions and provisions. We might not have sufficient funds to repay the amounts due in relation to our debt instruments following a change of control.

The uncertain regulatory timeline and an extended period of time between commencement of the Exchange Offer and its closing or termination may present significant risks to our business.

There may be an extended period between announcement and closing or termination of the transaction, which coupled with an uncertain and extended regulatory review period, exposes us and our stockholders to meaningful risks, including, among others (i) fewer room openings and new business development disruption (through both fewer new signings added to the pipeline and higher breakage of the existing pipeline) and deterioration in segment-leading retention rates, (ii) competitors (including Choice) capitalizing on franchisee uncertainty, (iii) stagnated development of our fast-growing ECHO Suites brand and (iv) challenges attracting and retaining team members. Such factors could have a material impact on our business, reducing its growth rate, EBITDA, cash flow, valuation multiple and, ultimately, the share price of our common stock.

The consummation of the Exchange Offer also presents additional risks, as discussed in Item 4, “The Solicitation or Recommendation—Background of the Offer and Reasons for Recommendation” of the Solicitation/Recommendation Statement in our Schedule 14D-9 filed on December 18, 2023 with the SEC.

Our international operations are subject to additional risks not generally applicable to our domestic operations.

Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability, including as a result of the ongoing conflicts between Russia and Ukraine and Israel and Hamas, respectively; trade disputes with trade partners, including China, potential military conflict resulting from escalating political tensions with Russia and China and other geopolitical risks; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as pandemics or other health crises, or other events that make travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of hotel properties by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates, including the negative impact of the weakening of foreign currencies in geographic regions in which we operate relative to the U.S. dollar; our ability to, or our decision whether or not in particular instances to, hedge against foreign currency effects, and whether we are successful in any such hedging transactions; the ability to comply with or the effect of complying with new and developing laws, regulations and policies of foreign governments, including with respect to climate change; conflicts between local laws and U.S. laws, including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could adversely impact our results of operations, financial condition or cash flows.

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

Failure to maintain the security of personally identifiable and proprietary information, non-compliance with our contractual obligations regarding such information or a violation of our privacy and security policies or processes with respect to such information could adversely affect us.

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

While we maintain what we believe are reasonable security controls over personal and proprietary information as part of our risk assessment program in an effort to protect, detect, respond to, and minimize or prevent risks and to enhance the resiliency of our information technology systems, a breach of or breakdown in our systems could result in operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyber-attacks, or other compromises of our systems that result in the unauthorized release of personal or proprietary information. Such breach could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities, or our subsidiary could fail to comply with the stipulated order with the FTC. We may face increased cybersecurity risks due to our increasing reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Cybercriminal “hacker” activity has increased in sophistication, duration and frequency since 2020 and poses additional risks.

Data breaches, viruses, ransomware, worms, malicious software, and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks, including efforts to discover and exploit any design flows, bugs or other security vulnerabilities. Additionally, continued geopolitical turmoil, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas, respectively, has heightened the risk of cyber-attacks. We have been, and likely will continue to be, subject to such cyber-attacks. Also, the same cyber security issues exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our guest, personnel and other information could adversely impact us in the same way as would a direct cyber-attack on us. Although we do not believe we have incurred any ongoing material adverse impact on our business strategy, results of operations or financial condition as a result of any present or recent cyber-attack, there is no guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not occur in the future, any of which could materially adversely affect our brands, reputation, consumer confidence in us, costs and profitability. In addition, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.

Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving, including recent developments and complexities with regard to requirements for the cross-border transfer of personal information due to emerging laws, regulations and judicial decisions (such as cross-border data transfer regulations issued by the People’s Republic of China authorities). Other jurisdictions may impose additional restrictions or requirements on cross-border transfers including limitations on transferring data beyond the originating country. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies or processes, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities. While we maintain cyber risk insurance, in the event of a significant security or data breach, this insurance may not cover all of the losses (including but not limited to financial, operational, legal, business or reputational losses) that we may suffer and may result in increased cost or impact the future availability of coverage.

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

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence (“AI”) solutions into our business, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential future regulation of AI, may also result in additional costs associated with compliance with emerging regulations. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our business, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Risks Relating to Our Tax Treatment and Indebtedness

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

In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting (“BEPS”) project initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). On December 15, 2022, the European Union Member States formally adopted the European Union’s Pillar Two Directive with effective dates of January 1, 2024 and January 1, 2025 for certain aspects of the directive. The Pillar Two directive has been implemented or is expected to be implemented via domestic legislation of countries or via international treaties. The enactment could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

We are subject to risks related to our debt, hedging transactions, our extension of credit and the cost and availability of capital.

As of December 31, 2023, we had aggregate outstanding debt of $2,201 million. We may incur additional indebtedness in the future, which may magnify the potential impacts of the risks related to our debt. Our debt instruments contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to changing business and economic conditions; take advantage of business opportunities; incur or guarantee additional debt; pay dividends or make distributions or repurchases; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. Failure to meet our payment obligations or comply with other financial covenants could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions.

In order to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations, we may use financial instruments, such as hedging transactions. Changes in interest rates may adversely affect our financing costs and/or change the market value of our hedging transactions. Any failure or non-performance of counterparties under our hedging transactions could result in losses. Changes in interest rates may also adversely change the market value of our hedging transactions and may adversely affect financing costs. While a significant portion of our debt is effectively at a fixed rate of interest and our nearest maturity is not until 2027, an increase in financing cost due to increased interest rates may hinder our efforts to expand our franchisee footprint, which could adversely affect our cash flows and business.

In addition, we extend credit to assist franchisees in converting to, or building a new hotel under, one of our hotel brands through development advance notes and mezzanine or other forms of subordinated financing and we have a program that guarantees a portion of loans taken by franchisees for certain new construction projects. The inability of franchisees to pay back such loans could materially and adversely affect our cash flows and business.

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

The market price for our common stock, and the market price of stock of other companies operating in the hospitality industry, has been highly volatile. For example, during the year ended December 31, 2023, the trading price of our common stock ranged between a low sales price of $63.69 and a high sales price of $81.73. The market price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including pandemics or other health crises, our ability to achieve growth and performance objectives, the success or failure of our business strategy, the Exchange Offer, general economic conditions, our quarterly or annual earnings and those of other companies in our industry, changes in financial estimates and recommendations by securities analysts, changes in laws and regulations, political instability, increased competition and changes affecting the travel industry and other events impacting our business. The stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These market fluctuations may adversely affect the trading price of our common stock.

Certain of our Directors and executive officers may have actual or potential conflicts of interest because of their ownership of Travel + Leisure equity or their current or former positions at Travel + Leisure.

Two of our Directors also serve on the Travel + Leisure board of directors and certain of our executive officers and non-employee Directors own shares of Travel + Leisure common stock because of their current or former positions with Travel + Leisure. This could create, or appear to create, potential conflicts of interest when our or Travel + Leisure’s management, officers and directors face decisions that could have different implications for us and Travel + Leisure.

We are subject to risks related to environmental, social and governance activities.

Our business, along with the hospitality industry generally, faces scrutiny related to environmental, social and governance activities and the risk of damage to our reputation and the value of our hotel brands if we fail to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, supply chain management, climate change, diversity, equity and inclusion, philanthropy and support for local communities. In particular, our stakeholders (notably our guests, stockholders and team members) are increasingly interested in our approach to managing climate-related risks and opportunities (including, but not limited to, targets that keep global average temperature rise to no more than 1.5°C, measure Scope 3 franchisee emissions and expand participation in the Wyndham Green Certification program) and may affect our guests’ travel choices and directly impact our revenue.

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

Our third amended and restated by-laws provide that, subject to limited exceptions, (1) the Court of Chancery of the State of Delaware will be the sole and exclusive forum for derivative actions; claims related to a breach of a fiduciary duty, corporate law, our third amended and restated certificate of incorporation, as amended or our third amended and restated by-laws, as amended; or under the internal affairs doctrine; and (2) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former Directors, officers or employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our third amended and restated by-laws inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

The Spin-Off was conditioned upon Travel + Leisure’s receipt of opinions of its Spin-Off tax advisors to the effect that, subject to the assumptions and limitations described in the opinions, the Spin-Off, together with certain related transactions, would qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a) (1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the “Code”), in which no gain or loss would be recognized by Travel + Leisure or its stockholders, except, in the case of Travel + Leisure stockholders, for cash received in lieu of fractional shares, which opinions were delivered on the closing date of the Spin-Off. The opinions of the Spin-Off tax advisors are not binding on the Internal Revenue Service (“IRS”) or a court, and there can be no assurance that the IRS will not challenge the validity of the Spin-Off and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.

Our cybersecurity program incorporates a robust process for the assessment, identification, and management of material risks from cybersecurity threats. This begins with our threat intelligence program that integrates several methods to identify potential threats to the Company, including paid/unpaid threat feeds, custom threat alerts, keeping abreast of the latest threats to the technologies that exist within our information systems and daily dialogue with industry peers to the threats to the hospitality industry as a whole.

Information regarding these threats is then built into our security tools. This takes the form of hardening systems through vulnerability identification and patching, as well as enabling early detection and response capabilities across our network and endpoints. Any detected threat or potential cybersecurity incident is handled by our hybrid Security Operations Center, or “SOC” which utilizes both internal and external resources for monitoring 24/7 and is responsible for triaging and appropriately handling or escalating the potential incident.

Other than the incidents that occurred prior to the Spin-Off, described in more detail in “Item 1A. Risk Factors—Failure to maintain the security of personally identifiable and proprietary information, non-compliance with our contractual obligations regarding such information or a violation of our privacy and security policies or processes with respect to such information could adversely affect us” as of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operation, or financial condition. There is no guarantee that such risks will not evolve in the future and materially adversely affect the Company or that our processes to manage cybersecurity risks, including those described here, will operate effectively and as designed.
Board & Management Cybersecurity Risk Oversight

We incorporate all of the Company’s cybersecurity processes and assessments into our overall enterprise risk program. This allows us to develop a complete consolidated view of our risk factors across our cybersecurity, information technology, and business functions. As part of the Company’s enterprise risk program, the Information Risk Committee (“IRC”) is responsible for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. The IRC is chaired by the Chief Information Security Officer (“CISO”) and the Senior Vice President – Legal (“SVP – Legal)” responsible for Privacy and Compliance Issues, with the Chief Financial Officer, Chief Information and Distribution Officer, and the General Counsel and Chief Compliance Officer as members. The IRC meets regularly to review operations of the Company’s cybersecurity programs and processes, and to discuss emerging legal, technical, or other risks. The Audit Committee of the Board is the Board-level committee with oversight of privacy and security matters. The IRC updates the Audit Committee quarterly to provide risk updates and general education on privacy and information risk trends. The Board is made aware promptly of any cybersecurity incidents that are deemed critical or that could potentially have an impact on the business. The Board also receives periodic privacy and security awareness training from third-party subject matter experts.

Our CISO has been with Wyndham since 2012, and has worked in the cybersecurity industry for 19 years. Prior to his time at Wyndham, as a forensic investigator, he performed cyber investigations in both civil and criminal matters and has worked closely with various industries to educate and provide guidance on cybersecurity best practices. The SVP – Legal has been with the Company since 2010, and has served in his current role since 2019. The SVP – Legal leads the legal team responsible for, among other things, corporate secretary matters, SEC reporting, privacy, compliance and legal operations. The SVP – Legal has several years of experience managing risks related to the Company’s operations, including data privacy. The IRC also includes our Chief Information and Distribution Officer, Chief Compliance Officer and Chief Financial Officer, each whom has over 15 years of business and senior leadership experience managing risks in their respective fields, collectively covering aspects of cybersecurity, technology strategy, capital allocation and compliance.
Cybersecurity Incident Response Plan
We have established a Cybersecurity Incident Response Plan (“CIRP”), which details the steps to be followed to properly respond to, contain, and remediate a cybersecurity incident. Within this plan, there are also engagement processes for our external cybersecurity incident response firm, which also assists Wyndham’s cybersecurity team by annually testing the CIRP through custom tabletop exercises. The CIRP provides a process for escalating certain cybersecurity incidents to the IRC and to other members of management to facilitate management-level consideration as to whether a cybersecurity incident may be material to the Company and whether public disclosure of the incident is required.
Information Security Program
Access to our information systems is managed through our Identity and Access Management process, which governs the appropriate level of access for each user on an ongoing basis. Wyndham performs a certification process bi-annually to ensure the accuracy and completeness of each user’s access.
Tracking and measuring of the above certification processes takes place within our Information Security Program. This program reports on the risks and remediation progress across our information systems, as well as measures them against our own standards and processes, which have been developed in part using the National Institute of Standards and Technology Cybersecurity Framework 2.0. The Information Security Program also measures the overall cybersecurity program against other key regulatory standards such as the Payment Card Industry standard known as PCI 4.0 and the Sarbanes-Oxley Act of 2002.

Third Party Risk Program
The Company’s third-party risk program includes a process for assessing and overseeing the risk profile of third parties we do business with at the time of contract execution and also in the event that the scope of the work done with any third party materially changes.
Our teams conduct vendor risk assessments of third-party suppliers that may receive access to personal data or connectivity to Wyndham’s systems, for which such vendor risk assessments include information security control assessments and privacy impact assessments, regardless of the sensitivity of personal data potentially involved. The teams conduct similar internal assessments should any process potentially result in a significant change to the Company’s data processing practices concerning sensitive data, or have a potentially material impact on individuals’ data and respective rights.
The data from the threat intelligence program mentioned above also feeds into a third-party risk evaluation to ensure that any impactful event (cyber or otherwise) experienced by a third-party doing business with Wyndham is considered in the risk profile of that organization.
Cybersecurity Insurance
To help mitigate the financial risks associated with any cyber security incidents, Wyndham Hotels also maintains cyber insurance that is renewed annually and covers both cyber events and business interruption. We closely monitor costs of breaches within the industry in an effort to ensure that our coverage is sufficient to address all reasonably foreseeable threats and levels of risk.

Item 2. Properties.
Our corporate headquarters is located in a leased office at 22 Sylvan Way, Parsippany, New Jersey, with the lease expiring in 2029. We also lease space for our reservation center and data warehouse in Saint John, New Brunswick, Canada pursuant to a lease that expires in 2029. In addition, we have an additional 12 leases for office space in 11 countries outside the United States and one additional lease within the United States. We will evaluate the need to renew each lease on a case-by-case basis prior to its expiration.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WH”. As of January 31, 2024, the number of stockholders of record was 4,092.

DIVIDEND POLICY
We declared cash dividends of $0.35 per share in each of the first, second, third and fourth quarters of 2023 ($119 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, and $400 million in 2023. Below is a monthly summary of our common stock repurchases, excluding excise taxes and fees, for the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October	970,597	$70.26	970,597	$500,903,673
November	446,232	75.94	446,232	467,016,026
December	305,244	79.04	305,244	442,888,623
Total	1,722,073	$73.29	1,722,073	$442,888,623

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Booking Holdings Inc., Carnival Corporation & plc, Expedia Group, Inc., Hilton Worldwide Holdings Inc., Marriott International, Inc., Norwegian Cruise Line Holdings Ltd., and Royal Caribbean Cruises Ltd.) for the period from December 31, 2018 to December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 (the first day of regular-way trading) and all dividends and other distributions were reinvested. The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

Cumulative Total Return

	December 31,
	2018	2019	2020	2021	2022	2023
Wyndham Hotels & Resorts, Inc.	$100.00	$141.40	$135.64	$206.98	$167.56	$192.58
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P Hotels, Resorts & Cruise Lines	$100.00	$137.05	$101.59	$121.75	$92.23	$153.39

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries for time periods following the consummation of the spin-off.
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
Rejection of Unsolicited Offer and Commencement of Exchange Offer
On October 17, 2023, we announced that our Board unanimously rejected a highly conditional, unsolicited stock-and-cash proposal by Choice to acquire all outstanding shares of Wyndham. Our Board, together with our financial and legal advisors, closely reviewed Choice’s latest proposal with a nominal value of $90 per share, comprised of 45% in stock and 55% in cash, and determined that it was not in the best interest of stockholders to accept the proposal.
On December 12, 2023, Choice commenced the Exchange Offer for any and all issued and outstanding shares of our common stock for, at the election of the holder, (i) $49.50 in cash and 0.324 shares of Choice common stock (together with the $49.50 in cash, the “Standard Offer Consideration”), (ii) an amount in cash equal to the equivalent market value of the Standard Offer Consideration based on the volume-weighted average of the closing prices of Choice common stock as quoted on the NYSE over the five NYSE trading days ending on the 10th business day preceding March 8, 2024 (the “Expiration Date”) or (iii) a number of shares of Choice common stock having a value equal to the equivalent market value of the Standard Offer Consideration (based on the volume-weighted average of the closing prices of Choice common stock as quoted on the NYSE over the five NYSE trading days ending on the 10th business day preceding the Expiration Date), subject to proration, as disclosed in Choice's Prospectus/Offer to Exchange dated December 12, 2023 and the related Letter of Transmittal.
On December 18, 2023, we filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC providing for the unanimous recommendation by our Board that our stockholders reject the Exchange Offer and not tender any of the shares of common stock to Choice pursuant to the Exchange Offer.
On January 22, 2024, Choice sent us notice of their intent to nominate directors to replace our entire Board at the Company’s 2024 annual meeting of stockholders and a proposal to repeal any amendments to our third amended and restated by-laws adopted subsequent to January 4, 2023.
The Consolidated Financial Statements presented herein have been prepared on a stand-alone basis. The Consolidated Financial Statements include the Company’s assets, liabilities, revenues, expenses and cash flows and all entities in which it has a controlling financial interest.

SELECTED FINANCIAL DATA
The following selected historical consolidated statement of income/(loss) data for the years ended December 31, 2023, 2022 and 2021 and the selected historical consolidated balance sheet data as of December 31, 2023 and 2022 are derived from the audited Consolidated Financial Statements of Wyndham Hotels & Resorts included elsewhere in this report. The selected historical consolidated statement of income/(loss) data for the years ended December 31, 2020 and 2019 and the selected historical consolidated balance sheet data as of December 31, 2021, 2020 and 2019 are derived from audited consolidated financial statements of Wyndham Hotels & Resorts businesses that are not included in this report.
The selected historical consolidated financial data below should be read together with the audited Consolidated Financial Statements of Wyndham Hotels & Resorts, including the notes thereto and the other financial information included elsewhere in this report.

	As of or For the Year Ended December 31,
($ in millions, except per share amounts and RevPAR)	2023	2022	2021	2020	2019
Statement of Income/(Loss) data:
Revenues
Fee-related and other revenues	$1,384	$1,354	$1,245	$950	$1,430
Cost reimbursement revenues	13	144	320	350	623
Net revenues	1,397	1,498	1,565	1,300	2,053
Expenses
Marketing, reservation and loyalty expense	569	524	450	419	563
Cost reimbursement expense	13	144	320	350	623
Other expenses	312	272	349	577	560
Total expenses	894	940	1,119	1,346	1,746
Operating income/(loss)	503	558	446	(46)	307
Interest expense, net	102	80	93	112	100
Early extinguishment of debt	3	2	18	—	—
Income/(loss) before income taxes	398	476	335	(158)	207
Provision for/(benefit from) income taxes	109	121	91	(26)	50
Net income/(loss)	$289	$355	$244	$(132)	$157
Per share data:
Diluted earnings/(loss) per share	$3.41	$3.91	$2.60	$(1.42)	$1.62
Cash dividends declared per share	1.40	1.28	0.88	0.56	1.16

Balance Sheet data:
Cash	$66	$161	$171	$493	$94
Total assets (a)	4,033	4,123	4,269	4,644	4,533
Total debt (a)	2,201	2,077	2,084	2,597	2,122
Total liabilities (a)	3,287	3,161	3,180	3,681	3,321
Total stockholders’ equity	746	962	1,089	963	1,212

Other financial data:
Royalties and franchise fees	$532	$512	$461	$328	$480
License and other fees	112	100	79	84	131
Adjusted EBITDA (b)
Hotel Franchising segment	$727	$679	$592	$392	$629
Hotel Management segment	n/a	37	57	13	66
Corporate and Other (c)	(68)	(66)	(59)	(69)	(74)
Total adjusted EBITDA (d)	$659	$650	$590	$336	$621

Operating statistics:
Total Company
Number of properties (e)	9,178	9,059	8,950	8,941	9,280
Number of rooms (f)	871,800	842,500	810,100	795,900	831,000
RevPAR (g)	$43.10	$41.88	$35.95	$24.51	$40.92
Average royalty rate (h)	3.9%	3.9%	4.1%	4.0%	3.8%
United States
Number of properties (e)	6,036	6,081	6,139	6,175	6,342
Number of rooms (f)	497,600	493,800	490,600	487,300	510,200
RevPAR (g)	$50.42	$50.72	$45.19	$30.20	$46.39
Average royalty rate (h)	4.6%	4.6%	4.6%	4.5%	4.5%
______________________
(a)    Reflects the impact of the adoption of the new accounting standard in 2020 for the measurement of credit losses on financial instruments and the 2019 accounting standard for lease accounting.
(b)    “Adjusted EBITDA” is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments which, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, allows a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Our presentation of adjusted EBITDA may not be comparable to similarly titled measures used by other companies. During the first quarter of 2021, the Company modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how the Company’s chief operating decision maker reviews operating performance beginning in 2021. The Company has applied the modified definition of adjusted EBITDA to all periods presented.
(c)    Corporate and Other reflects unallocated corporate costs that are not attributable to an operating segment.
(d)    The reconciliation of net income/(loss) to adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021	2020 (a)	2019 (a)
Net income/(loss)	$289	$355	$244	$(132)	$157
Provision for/(benefit from) income taxes	109	121	91	(26)	50
Depreciation and amortization	76	77	95	98	109
Interest expense, net	102	80	93	112	100
Early extinguishment of debt	3	2	18	—	—
Stock-based compensation expense	39	33	28	19	15
Development advance notes amortization	15	12	11	9	8
Transaction-related expenses, net	11	—	—	12	40
Separation-related expenses	1	1	3	2	22
Gain on asset sale, net	—	(35)	—	—	—
Impairments, net	—	—	6	206	45
Restructuring costs	—	—	—	34	8
Contract termination costs	—	—	—	—	42
Transaction-related item	—	—	—	—	20
Foreign currency impact of highly inflationary countries	14	4	1	2	5
Adjusted EBITDA	$659	$650	$590	$336	$621
______________________
(a)    Adjusted EBITDA has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

(e)    Represents the number of hotels at the end of the period.
(f)    Represents the number of rooms at the end of the period which are (i) either under franchise and/or management agreements and (ii) properties under affiliation agreements for which the Company receives a fee for reservation and/or other services provided.
(g)    Represents revenue per available room and is calculated by multiplying the average occupancy rate by the average daily rate.
(h)    Represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues.
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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segments and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
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

OPERATING STATISTICS - 2023 VS. 2022
The table below presents our operating statistics for the years ended December 31, 2023 and 2022. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2023	2022	% Change
Rooms
United States	497,600	493,800	1%
International	374,200	348,700	7%
Total rooms	871,800	842,500	3%
RevPAR
United States	$50.42	$50.72	(1%)
International (a)	33.21	29.05	14%
Global RevPAR (a)	43.10	41.88	3%
Average Royalty Rate
United States	4.6%	4.6%	—
International	2.4%	2.1%	30 bps
Global average royalty rate	3.9%	3.9%	—
______________________
(a)Excluding currency effects, international RevPAR increased 21% and global RevPAR increased 5%.
Rooms as of December 31, 2023 increased 3% compared to the prior year, reflecting 1% growth in the U.S. and 7% growth internationally. As expected, these increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 3% and 13%, respectively. We also achieved our goal of increasing our retention rate by 30 bps year-over-year.
Excluding currency effects, global RevPAR for the year ended December 31, 2023 increased 5%, compared to the prior year, including a 1% decline in the U.S. and 21% growth internationally. During 2022, we achieved record-breaking RevPAR in the U.S. due to COVID-impacted travel patterns. Comparing to 2019 to neutralize for COVID-impacted travel patterns, U.S. RevPAR grew 9%. International RevPAR growth from prior year was driven by higher occupancy levels and stronger pricing power in connection with the COVID-19 recovery, and compared to 2019, grew 36% on a constant-currency basis.
U.S. average royalty rate was consistent and international average royalty rate increased 30 basis points compared to the prior year. Global average royalty rate for the year ended December 31, 2023 remained consistent at 3.9%, compared to the prior year due to faster system growth internationally.

Table of Content

YEAR ENDED DECEMBER 31, 2023 VS. YEAR ENDED DECEMBER 31, 2022

	Year Ended December 31,
	2023	2022	Change	% Change
Revenues
Fee-related and other revenues	$1,384	$1,354	$30	2%
Cost reimbursement revenues	13	144	(131)	(91%)
Net revenues	1,397	1,498	(101)	(7%)
Expenses
Marketing, reservation and loyalty expense	569	524	45	9%
Cost reimbursement expense	13	144	(131)	(91%)
Gain on asset sale, net	—	(35)	35	n/a
Other expenses	312	307	5	2%
Total expenses	894	940	(46)	(5%)
Operating income	503	558	(55)	(10%)
Interest expense, net	102	80	22	28%
Early extinguishment of debt	3	2	1	50%
Income before income taxes	398	476	(78)	(16%)
Provision for income taxes	109	121	(12)	(10%)
Net income	$289	$355	$(66)	(19%)

Net revenues during 2023 decreased by $101 million, or 7%, compared to the prior year, primarily driven by:
•$102 million of lower cost-reimbursement revenues associated with the exit of all of our U.S. full-service management business, which have no impact on net income; and
•$79 million of lower revenues associated with our select-service management and owned hotel businesses which were exited in the first half of 2022 (of which $29 million represented cost-reimbursement revenues that have no impact on net income); partially offset by
•$34 million of higher marketing, reservation and loyalty fees reflecting a 3% increase in both global RevPAR and rooms as well as revenues associated with our global franchisee conference in 2023, our first conference since 2019;
•$27 million of higher royalty, franchise and management fees due to the RevPAR and rooms increases;
•$12 million of higher license and other fees; and
•$7 million of higher other revenues.
Total expenses during 2023 decreased $46 million, or 5%, compared to the prior year, primarily driven by:
•    $102 million of lower cost-reimbursement expenses associated with the exit of all of our U.S. full-service management business, which have no impact on net income;
•$65 million of lower expenses associated with our select-service management and owned hotel businesses, which were exited in the first half of 2022 (of which $29 million represented cost-reimbursement expenses as discussed above); partially offset by
•$45 million of higher marketing, reservation and loyalty expenses primarily as a result of timing of spend and costs associated with our global franchisee conference;
•$35 million from absence of the gain on asset sale in 2022 related to the sale of our owned hotel Wyndham Grand Bonnet Creek Resort;
•$17 million of higher operating expenses primarily driven by revenue-generating activities and $10 million of higher foreign currency losses on highly inflationary countries, primarily Argentina;
•$11 million of transaction-related expenses primarily related to the unsolicited Exchange Offer from Choice and our term loan refinancing; and
•$9 million of higher general and administrative expenses.
Interest expense, net during 2023 increased $22 million, or 28%, compared to the prior year primarily due to a higher variable interest rate on our term loan A in 2023 and a higher debt balance.

Table of Content
Early extinguishment of debt of $3 million in 2023 relates to the refinancing of our term loan B, while $2 million in 2022 relates to the third amendment of our credit agreement and $400 million partial pay down of our term loan B.
Our effective tax rate increased to 27.4% in 2023 from 25.4% in 2022. The change was primarily related to a foreign tax assessment received in 2023 that we are currently challenging.
As a result of these items, net income during 2023, decreased $66 million compared to the prior year.
A reconciliation of net income to adjusted EBITDA is represented below:

	Year Ended December 31,
	2023	2022
Net income	$289	$355
Provision for income taxes	109	121
Depreciation and amortization	76	77
Interest expense, net	102	80
Early extinguishment of debt	3	2
Stock-based compensation expense	39	33
Development advance notes amortization	15	12
Transaction-related expenses	11	—
Separation-related expenses	1	1
Gain on asset sale, net	—	(35)
Foreign currency impact of highly inflationary countries	14	4
Adjusted EBITDA	$659	$650
Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for 2023 compared to 2022:

	Net Revenues			Adjusted EBITDA
	2023	2022	% Change	2023	2022	% Change
Hotel Franchising	$1,397	$1,277	9%	$727	$679	7%
Hotel Management	n/a	221	n/a	n/a	37	n/a
Corporate and Other	—	—	—	(68)	(66)	(3%)
Total Company	$1,397	$1,498	(7%)	$659	$650	1%

Hotel Franchising
Net revenues during 2023 increased $120 million, or 9% compared to the prior year, primarily driven by:
◦$36 million of higher royalty and franchise fees, primarily reflecting the RevPAR and rooms increases;
◦$35 million of higher marketing, reservation and loyalty revenues, primarily reflecting the RevPAR and room increases as well as revenues associated with our global franchisee conference;
◦$14 million of management fees primarily from our international full-service management business which were reported within our Hotel Management segment in 2022;
◦$13 million of higher cost-reimbursement revenues primarily from our international full-service managed properties that have no impact on adjusted EBITDA;
◦$12 million of higher license and other fees; and
◦$10 million of higher other revenues.
Adjusted EBITDA during 2023 increased $48 million compared to the prior-year period, primarily driven by the revenue increases discussed above, partially offset by $45 million of higher marketing, reservation and loyalty expenses as well as $7 million of higher operating expenses principally driven by revenue-generating activities and $6 million of higher general and administrative expenses.

Table of Content
Corporate and Other
Adjusted EBITDA during 2023 was unfavorable by $2 million compared to the prior year.

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
Early extinguishment of debt of $2 million in 2022 relates to the third amendment of our credit agreement and $400 million partial pay down of our term loan B, while the $18 million in 2021 relates to the redemption of our $500 million senior notes.

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

Table of Content

DEVELOPMENT
On December 31, 2023, our global development pipeline consisted of over 1,950 hotels and approximately 240,000 rooms, representing another record high level and a 10% increase year-over-year, including 8% growth in the U.S and 11% internationally. This represented the 14th consecutive quarter of sequential pipeline growth. Approximately 70% of our pipeline is in the midscale and above segments and 58% is international. Additionally, approximately 79% of our pipeline is new construction, of which approximately 34% has broken ground. During 2023, we awarded 766 new contracts for our legacy brands, an increase of 8% compared to 2022. Additionally, we awarded 98 additional new contracts for our ECHO Suites Extended Stay by Wyndham brand, bringing the total number of contracts awarded for the brand to 268 representing over 33,000 rooms since its launch.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	Year Ended December 31,
	2023	2022	Change
Total assets	$4,033	$4,123	$(90)
Total liabilities	3,287	3,161	126
Total stockholders’ equity	746	962	(216)

Total assets decreased $90 million from December 31, 2022 to December 31, 2023 primarily related to utilizing our excess cash for share repurchases in 2023. Such decrease in cash was partially offset by higher development advance notes. Total liabilities increased $126 million year-over-year primarily related to an increase in our debt balance relating to borrowings under our revolving credit facility. Total equity decreased $216 million year-over-year primarily due to $397 million of stock repurchases and $119 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases and business investment.
As of December 31, 2023, our liquidity approximated $650 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of December 31, 2023, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of December 31, 2023, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2030, a term loan A with a principal outstanding balance of $384 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $160 million was outstanding and $9 million was allocated to outstanding letters of credit.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus a margin of 1.25% or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% plus a 0.10% SOFR adjustment. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of December 31, 2023, the margin on our term loan A was 1.75%.
As of December 31, 2023, $1.1 billion of our variable-rate debt is hedged with pay-fixed/receive-variable interest rate swaps hedging our term loan interest rate exposure. The aggregate fair value of these interest rate swaps was a $13 million asset as of December 31, 2023. In January 2024, we entered into new pay-fixed/receive-variable interest rate swaps that hedge the interest rate exposure on $275 million of our variable-rate debt with an effective date in the fourth quarter of 2024 and an expiration date in the fourth quarter of 2027. The fixed rate associated with the new swaps is 3.37% (plus applicable spreads). As of January 2024, nearly all our term loan B has a fixed interest rate through the fourth quarter of 2027.

As of December 31, 2023, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating.
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

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Cash provided by/(used in)
Operating activities	$376	$399	$426
Investing activities	(66)	179	(34)
Financing activities	(402)	(584)	(713)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	(4)	(1)
Net change in cash, cash equivalents and restricted cash	$(95)	$(10)	$(322)

During 2023, net cash provided by operating activities decreased $23 million compared to the prior year primarily due to higher development advance notes provided to franchisees in support of system growth and higher interest expense, partially offset by higher cash generated from net income. Net cash used in investing activities was $66 million in 2023 compared to cash provided by investing activities of $179 million in 2022. The change of $245 million was primarily due to the absence of the proceeds received in 2022 from the sales of our owned hotels and the termination fee from CorePoint Lodging associated with the exit of our select-service management business. Net cash used in financing activities decreased $182 million compared to the prior year primarily due to $137 million of net borrowings primarily from our revolving credit facility, which was used for investments in the business and share repurchases. Stock repurchases decreased $55 million as 2022 benefited from the deployment of the proceeds received in connection with the sale of the owned hotels and exit of the select-service management business.

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

During 2023, we spent $37 million on capital expenditures, primarily related to information technology, including digital innovation. During 2024, we anticipate spending approximately $40 million on capital expenditures.
During 2023, we spent $72 million, net of repayments, on development advance notes. During 2024, we anticipate spending approximately $90 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
In addition, during 2024, we anticipate spending approximately $75 million of cash associated with legal and advisory fees related to the unsolicited offer by Choice.
We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, purchase commitments and lease payments. See Note 12 - Long-Term Debt and Borrowing Arrangements and Note 19 - Leases to the Consolidated Financial Statements contained in Part IV of this report for more information. As of December 31, 2023, we had future long-term interest payment obligations of approximately $623 million of which $119 million is payable within twelve months. We have purchase commitments primarily consisting of non-cancelable obligations for marketing and technology related services. As of December 31, 2023, we had purchase commitments of $146 million of which $58 million is payable within twelve months.
Stock Repurchase Program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, and $400 million in 2023. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Under our current stock repurchase program, we repurchased approximately 5.5 million shares at an average price of $72.25 per share for a cost of $397 million during 2023. Since inception of our stock repurchase program, we repurchased 20.7 million shares at an average price of $65.69 per share for a cost of $1.4 billion. As of December 31, 2023, we had $443 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.35 per share in each of the first, second, third and fourth quarters of 2023 ($119 million in aggregate). In February 2024, the Board approved an increase in the quarterly cash dividend to $0.38 per share.

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we continue to assert that all of our undistributed foreign earnings of $84 million will be reinvested indefinitely as of December 31, 2023. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of December 31, 2023, our first-lien leverage ratio was 2.5 times.
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
As of December 31, 2023, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 14 - Commitments and Contingencies to the Consolidated Financial Statements contained in Part IV of this report.

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
Impairment of Long-Lived Assets
We evaluate goodwill and other indefinite and definite long-lived assets for impairment annually, or more frequently if circumstances indicate that an impairment has occurred prior to our annual assessment date. For goodwill, we may elect to perform this test through either a qualitative assessment or by utilizing a quantitative impairment test. We also evaluate the recoverability of each of our definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred. Such qualitative assessments require management judgement and include factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations.
Application of a quantitative impairment assessment of our goodwill and other indefinite-lived intangible assets requires judgment in the assumptions used to determine fair value. The fair value of goodwill and each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of our goodwill and other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of such fair values.
Loyalty Program
We operate the Wyndham Rewards loyalty program. Wyndham Rewards members primarily accumulate points by staying in hotels operated under one of our brands and by purchasing everyday services and products with their Wyndham Rewards co-branded credit card.
We earn revenue related to the issuance of these loyalty points from these programs which we recognize, net of redemptions, over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed.
As members earn points through the Wyndham Rewards loyalty program, we record a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The estimated cost per point and estimated redemption rate used in the determination of the liability for the estimated future redemption costs require management judgement. Changes in the estimated cost per point and/or the estimated redemption rate used in the determination of the liability could result in a material change to the liability recorded and our results of operations.
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
For tax positions we have taken or expect to take in our tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to recognize or continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. A change in the assumptions and estimates utilized could materially impact our results of operations.

RECENTLY ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS
For a detailed description of recently adopted and new accounting pronouncements see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in Part IV of this report.

OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2023, 2022 and 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $583 million as of December 31, 2023. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $6 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2023. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2023, the absolute notional amount of our outstanding foreign exchange hedging instruments was $153 million. We have determined through such analyses, that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $1 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of December 31, 2023, we had total net assets of $1 million in Argentina.
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
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Except as otherwise disclosed in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information required by this item is included in the Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated by reference in this report.

Item 11. Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors”, “2023 Director Compensation Table”, “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity compensation plan information as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2.7 million (a)	$55.89 (b)	4.8 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
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

WYNDHAM HOTELS & RESORTS, INC.

By:	/s/ GEOFFREY A. BALLOTTI
Geoffrey A. Ballotti
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY A. BALLOTTI	President, Chief Executive Officer and Director	February 15, 2024
Geoffrey A. Ballotti	(Principal Executive Officer)

/s/ MICHELE ALLEN	Chief Financial Officer	February 15, 2024
Michele Allen	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 15, 2024
Nicola Rossi	(Principal Accounting Officer)

/s/ STEPHEN P. HOLMES	Non-Executive Chairman of the Board of Directors	February 15, 2024
Stephen P. Holmes

/s/ MYRA J. BIBLOWIT	Director	February 15, 2024
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 15, 2024
James E. Buckman

/s/ BRUCE B. CHURCHILL	Director	February 15, 2024
Bruce B. Churchill

/s/ MUKUL DEORAS	Director	February 15, 2024
Mukul Deoras

/s/ RONALD L. NELSON	Director	February 15, 2024
Ronald L. Nelson

/s/ PAULINE D.E. RICHARDS	Director	February 15, 2024
Pauline D.E. Richards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified the estimated cost per point and the estimated redemption rate used in the determination of the liability as a critical audit matter because of the high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the estimated cost per point and the estimated redemption rate.

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
February 15, 2024
We have served as the Company’s auditor since 2017.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenues
Royalties and franchise fees	$532	$512	$461
Marketing, reservation and loyalty	578	544	468
Management and other fees	14	57	117
License and other fees	112	100	79
Other	148	141	120
Fee-related and other revenues	1,384	1,354	1,245
Cost reimbursements	13	144	320
Net revenues	1,397	1,498	1,565
Expenses
Marketing, reservation and loyalty	569	524	450
Operating	94	106	132
General and administrative	130	123	113
Cost reimbursements	13	144	320
Depreciation and amortization	76	77	95
Transaction-related, net	11	—	—
Separation-related	1	1	3
Gain on asset sale, net	—	(35)	—
Impairments, net	—	—	6
Total expenses	894	940	1,119
Operating income	503	558	446
Interest expense, net	102	80	93
Early extinguishment of debt	3	2	18
Income before income taxes	398	476	335
Provision for income taxes	109	121	91
Net income	$289	$355	$244

Earnings per share
Basic	$3.43	$3.93	$2.61
Diluted	3.41	3.91	2.60
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$289	$355	$244
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	12	(5)	—
Unrealized (losses)/gains on cash flow hedges	(31)	58	37
Other comprehensive (loss)/income, net of tax	(19)	53	37
Comprehensive income	$270	$408	$281
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$66	$161
Trade receivables, net	241	234
Prepaid expenses	27	59
Other current assets	39	91
Total current assets	373	545
Property and equipment, net	88	99
Goodwill	1,525	1,525
Trademarks, net	1,232	1,232
Franchise agreements and other intangibles, net	347	374
Other non-current assets	468	348
Total assets	$4,033	$4,123
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$37	$20
Accounts payable	32	39
Deferred revenues	91	83
Accrued expenses and other current liabilities	299	264
Total current liabilities	459	406
Long-term debt	2,164	2,057
Deferred income taxes	325	345
Deferred revenues	167	164
Other non-current liabilities	172	189
Total liabilities	3,287	3,161
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.1 and 101.6 issued at December 31, 2023 and 2022	1	1
Treasury stock, at cost – 20.7 and 15.2 shares at December 31, 2023 and 2022	(1,361)	(964)
Additional paid-in capital	1,599	1,569
Retained earnings	488	318
Accumulated other comprehensive income	19	38
Total stockholders’ equity	746	962
Total liabilities and stockholders’ equity	$4,033	$4,123
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$289	$355	$244
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	76	77	95
Provision for/(recovery of) doubtful accounts	3	(2)	21
Impairments, net	—	—	6
Deferred income taxes	(17)	(39)	(1)
Stock-based compensation	39	33	28
Gain on asset sale, net	—	(35)	—
Loss on early extinguishment of debt	3	2	18
Net change in assets and liabilities:
Trade receivables	(10)	16	25
Prepaid expenses	5	(6)	(9)
Other current assets	37	(3)	(45)
Accounts payable, accrued expenses and other current liabilities	(4)	14	39
Deferred revenues	10	22	16
Payments of development advance notes	(73)	(52)	(32)
Proceeds from development advance notes	1	4	2
Other, net	17	13	19
Net cash provided by operating activities	376	399	426
Investing activities
Property and equipment additions	(37)	(39)	(37)
Acquisition of hotel brand	—	(44)	—
Loan advances	(29)	—	—
Loan repayments	—	—	3
Proceeds from asset sales, net	—	263	—
Other, net	—	(1)	—
Net cash (used in)/provided by investing activities	(66)	179	(34)
Financing activities
Proceeds from borrowings	1,378	400	45
Principal payments on long-term debt	(1,245)	(404)	(574)
Finance lease payments	(5)	(5)	(5)
Debt issuance costs	(10)	(4)	—
Dividends to stockholders	(118)	(116)	(82)
Repurchases of common stock	(393)	(448)	(107)
Exercise of stock options	—	4	17
Net share settlement of incentive equity awards	(9)	(11)	(7)
Net cash used in financing activities	(402)	(584)	(713)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	(4)	(1)
Net (decrease) in cash, cash equivalents and restricted cash	(95)	(10)	(322)
Cash, cash equivalents and restricted cash, beginning of period	161	171	493
Cash, cash equivalents and restricted cash, end of period	$66	$161	$171
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2020	93	$1	$(408)	$1,504	$(82)	$(52)	$963
Net income	—	—	—	—	244	—	244
Other comprehensive income	—	—	—	—	—	37	37
Dividends	—	—	—	—	(83)	—	(83)
Repurchase of common stock	(2)	—	(110)	—	—	—	(110)
Net share settlement of incentive equity awards	—	—	—	(7)	—	—	(7)
Change in deferred compensation	—	—	—	28	—	—	28
Exercise of stock options	—	—	—	17	—	—	17
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	(1)	1	—	—	—
Balance as of December 31, 2021	92	1	(519)	1,543	79	(15)	1,089
Net income	—	—	—	—	355	—	355
Other comprehensive income	—	—	—	—	—	53	53
Dividends	—	—	—	—	(116)	—	(116)
Repurchase of common stock	(6)	—	(445)	—	—	—	(445)
Net share settlement of incentive equity awards	—	—	—	(11)	—	—	(11)
Change in deferred compensation	—	—	—	33	—	—	33
Exercise of stock options	—	—	—	4	—	—	4
Balance as of December 31, 2022	86	1	(964)	1,569	318	38	962
Net income	—	—	—	—	289	—	289
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Dividends	—	—	—	—	(119)	—	(119)
Repurchase of common stock	(5)	—	(397)	—	—	—	(397)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	38	—	—	38
Other	—	—	—	1	—	—	1
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
When evaluating an entity for consolidation, the Company first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIEs”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, the Company determines whether it would be considered the entity’s primary beneficiary. The Company consolidates those VIEs for which it has determined that it is the primary beneficiary. The Company will consolidate an entity not deemed a VIE upon a determination that it has a controlling financial interest. For entities where the Company does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity method, as appropriate.
Use of Estimates and Assumptions
The preparation of the Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from estimates and assumptions.
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
As members earn points through the loyalty program, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The Company estimates the value of the future redemption obligations by projecting the timing of future point redemptions based on historical levels, including an estimate of the points that will expire or never be redeemed, and an estimate of the points members will eventually redeem. The recorded liability related to the program totals $117 million and $118 million as of December 31, 2023 and 2022, respectively, of which $75 million and $74 million, respectively, are included in accrued expenses and other current liabilities, and $42 million and $44 million, respectively, are included in other non-current liabilities on the Company’s Consolidated Balance Sheets.
Cash and Cash Equivalents
The Company considers highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Valuation of Accounts Receivable
The Company measures the expected credit losses of its receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for ten years to estimate its expected credit losses. For a more detailed description of the valuation of accounts receivable see Note 5 - Accounts Receivable.
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $127 million, $124 million and $85 million in 2023, 2022 and 2021, respectively.
Property and Equipment
Property and equipment (including leasehold improvements) are recorded at cost and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Income, is calculated utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is calculated utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally up to 20 years for leasehold improvements and from three to seven years for furniture, fixtures and equipment.
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
The net carrying value of software developed or obtained for internal use was $47 million and $56 million as of December 31, 2023 and 2022, respectively. Depreciation expense on capitalized software developed or obtained for internal use was $40 million, $37 million and $33 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively, which is reported within depreciation and amortization on the Consolidated Statements of Income.
Impairment of Long-Lived Assets
Goodwill is reviewed annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the one-step impairment test, with an impairment being recognized only where the fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, the Company would use the one-step impairment test. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, its historical share price as well as other industry-specific considerations. The Company performed its annual quantitative assessment for impairment on each reporting unit’s goodwill as of October 1, 2023 and determined that no impairments existed and that it was more likely than not that the fair value of its reporting units continued to substantially exceed their carrying values.
The Company also determines whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment. The Company performed its annual quantitative assessment for impairment on its indefinite-lived intangible assets as of October 1, 2023 and determined that no impairments existed and that it was more likely than not that the fair value of its indefinite-lived intangible assets continued to exceed their carrying values.
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
Stock-Based Compensation
In accordance with the guidance for stock-based compensation, the Company measures all employee stock-based compensation awards using a fair value method and records the related expense in its Consolidated Statements of Income.
The Company recognizes the cost of stock-based compensation awards to employees as they provide services, and the expense is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide services in exchange for an award. Forfeitures are recorded upon the actual employee termination for each outstanding grant.
Derivative Instruments
The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value as either assets or liabilities. Changes in fair value of derivatives not designated as hedging instruments and of derivatives designated as fair value hedging instruments are recognized currently in operating income and interest expense, net in the Consolidated Statements of Income, based upon the nature of the hedged item. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported immediately in earnings as a component of operating or interest expense, based upon the nature of the hedged item. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting update, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures. The Company will adopt the guidance on January 1, 2024, as required.

In December 2023, the FASB issued an accounting update, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This update should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures. The Company will adopt the guidance on January 1, 2025, as required.
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

3. REVENUE RECOGNITION
The principal source of revenues from franchising hotels is ongoing royalty fees, which are typically a percentage of gross room revenues of each franchised hotel. The Company recognizes royalty fee revenues as and when the underlying sales occur. The Company also receives non-refundable initial franchise fees, which are recognized as revenues over the initial non-cancellable period of the franchise agreement, commencing when all material services or conditions have been substantially performed. This occurs when a hotel opens for business in the Company’s system or when a franchise agreement is terminated after it has been determined that the hotel will not open. The Company’s standard franchise agreement typically has a term of 10 to 20 years. Additionally, the Company recognizes occupancy taxes on a net basis.
The Company’s franchise agreements also require the payment of marketing and reservation fees, which are intended to reimburse the Company for expenses associated with operating an international, centralized reservation system, e-commerce channels such as the Company’s brand.com websites, as well as access to third-party distribution channels, such as online travel agents, advertising and marketing programs, global sales efforts, operations support, training and other related services. Marketing and reservation fees are recognized as revenue when the underlying sales occur. The Company is generally contractually obligated to spend the marketing and reservation fees it collects from franchisees, in accordance with the franchise agreements. Marketing and reservations costs are expensed as incurred, which may not occur in the same period as the recognition of marketing and reservation revenues.
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
The Company provides management services for certain international hotels under management contracts. The Company’s standard management agreement typically has a term of 10 to 20 years. The Company’s management fees are comprised of base fees, which are typically a specified percentage of gross revenues from hotel operations, and, in some cases, incentive fees, which are typically a specified percentage of a hotel’s gross operating profit. The base fees are recognized when the underlying sales occur and the management services are performed. Incentive fees are recognized when determinable, which is when the Company has met hotel operating performance metrics and the Company has determined that a significant reversal of revenues recognized will not occur.
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
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred initial franchise fee revenues	$145	$143
Deferred loyalty program revenues	95	85
Deferred co-branded credit card program revenues	3	—
Deferred other revenues	15	19
Total	$258	$247

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the years set forth below:

	2024	2025	2026	Thereafter	Total
Initial franchise fee revenues	$17	$8	$7	$113	$145
Loyalty program revenues	61	23	9	2	95
Co-branded credit card program revenues	3	—	—	—	3
Other revenues	10	1	—	4	15
Total	$91	$32	$16	$119	$258
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

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Year Ended December 31,
	2023	2022	2021
Hotel Franchising (a)
Royalties and franchise fees	$532	$496	$436
Marketing, reservation and loyalty	578	543	467
Management fees	14	—	—
License and other fees	112	100	79
Cost reimbursements	13	—	—
Other (b)	148	138	117
Total Hotel Franchising	1,397	1,277	1,099

Hotel Management
Royalties and franchise fees	n/a	16	25
Marketing, reservation and loyalty	n/a	1	1
Owned hotel revenues	n/a	42	82
Management fees	n/a	15	35
Cost reimbursements	n/a	144	320
Other	n/a	3	3
Total Hotel Management	n/a	221	466

Net revenues	$1,397	$1,498	$1,565
_____________________
(a)    For 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
(b)    The Company’s other revenues are primarily related to revenues from its co-branded credit card program and property management systems.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise and management contracts. Such costs are capitalized and subsequently amortized beginning upon hotel opening over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of December 31, 2023 and 2022, capitalized contract costs were $68 million and $34 million, respectively, of which $4 million for both periods was included in other current assets, and $64 million and $30 million, respectively, were included in other non-current assets on the Company’s Consolidated Balance Sheets. In addition, as of December 31, 2022, capitalized contract costs of $27 million were included in prepaid expenses on the Company's Consolidated Balance Sheet.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data) for the years ended December 31:

	2023	2022	2021
Net income	$289	$355	$244

Basic weighted average shares outstanding	84.4	90.3	93.4
Stock options and restricted stock units (“RSUs”) (a)	0.5	0.5	0.5
Diluted weighted average shares outstanding	84.9	90.8	93.9

Earnings per share:
Basic	$3.43	$3.93	$2.61
Diluted	3.41	3.91	2.60

Dividends:
Cash dividends declared per share	$1.40	$1.28	$0.88
Aggregate dividends paid to stockholders	$118	$116	$82
_____________________
(a)    Diluted shares outstanding exclude shares related to stock options which were immaterial in 2023 and 0.4 million in 2022. Diluted shares outstanding exclude shares related to RSUs of 0.4 million and 0.2 million for 2023 and 2022, respectively. Such options and RSUs were excluded as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2022	15.2	$964	$63.32
For the twelve months ended December 31, 2023	5.5	397	72.25
As of December 31, 2023	20.7	$1,361	$65.69

The Company had $443 million of remaining availability under its program as of December 31, 2023.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The Company generates trade receivables in the ordinary course of its business and provides for estimated bad debts on such receivables. The Company measures the expected credit losses of its receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for ten years to estimate its expected credit losses. As such, the Company measures the expected credit losses of its receivables by segment and geographical area. The Company provides an estimate of expected credit losses for its receivables immediately upon origination or acquisition and may adjust this estimate in subsequent reporting periods as required. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s trade receivables which may be material.

The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the years ended:

	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$64	$81	$72
Provision for/(recovery of) doubtful accounts	3	(2)	21
Bad debt write-offs	(7)	(15)	(12)
Ending balance	$60	$64	$81

Notes Receivable
As of December 31, 2023 and 2022, the Company had notes receivable of $28 million and $3 million, respectively, net of $1 million allowance for both years, which is primarily included in other non-current assets on the Company’s Consolidated Balance Sheets. For a significant portion of such notes receivable, the Company has received guarantees from the owners of these hotels. In addition, the Company had $15 million and $12 million of notes receivable, which is included in other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, which are fully offset by a corresponding amount in deferred revenues.

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

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	As of December 31,
	2023	2022
Leasehold improvements	29	30
Capitalized software	258	290
Furniture, fixtures and equipment	24	24
Finance leases	64	64
Construction in progress	13	9
	388	417
Less: Accumulated depreciation	300	318
	$88	$99
The Company recorded depreciation expense of $49 million, $46 million, and $57 million during 2023, 2022 and 2021, respectively, related to property and equipment.

8. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount			Gross Carrying Amount
Goodwill	$1,525			$1,525

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,232			$1,231

Amortized intangible assets:
Franchise agreements	$913	$567	$346	$913	$541	$372
Management agreements	1	1	—	15	14	1
Trademarks	—	—	—	1	—	1
Other	1	—	1	1	—	1
	$915	$568	$347	$930	$555	$375
The changes in the carrying amount of goodwill by reporting unit are as follows:

	Balance as of December 31, 2021	Adjustments to Goodwill	Balance as of December 31, 2023
Hotel Franchising	$1,441	$—	$1,441
Hotel Management	84	—	84
Total	$1,525	$—	$1,525
Amortization expense relating to amortizable intangible assets was as follows for the years ended December 31:

	2023	2022	2021
Franchise agreements	$26	$26	$27
Management agreements	1	5	11
Total (a)	$27	$31	$38
______________________
(a)    Included as a component of depreciation and amortization on the Consolidated Statements of Income.
Based on the Company’s amortizable intangible assets as of December 31, 2023, the Company expects related amortization expense as follows:

Amount
2024	$27
2025	27
2026	26
2027	26
2028	25
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

9. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Consolidated Statements of Income include initial franchise fees of $16 million, $15 million and $14 million in 2023, 2022 and 2021, respectively.
In accordance with its franchise agreements, the Company is generally contractually obligated to expend the marketing and reservation fees it collects from franchisees for the operation of an international, centralized, brand-specific reservation system and for marketing purposes such as advertising, promotional and co-marketing programs, and training for the respective franchisees.
Development Advance Notes
The Company may, at its discretion, provide development advance notes to certain franchisees/hotel owners in order to assist them in converting to one of its brands, in building a new hotel to be flagged under one of its brands or in assisting in other franchisee expansion efforts. Provided the franchisee/hotel owner is in compliance with the terms of the franchise agreement, all or a portion of the development advance notes may be forgiven by the Company over the period of the franchise agreement. Otherwise, the related principal is due and payable to the Company. In certain instances, the Company may earn interest on unpaid franchisee development advance notes.
The Company’s Consolidated Financial Statements include the following with respect to development advances:

Consolidated Balance Sheets:	As of December 31,
	2023	2022
Other non-current assets	$228	$144

During 2023, the Company made a non-cash reclass of $29 million to development advance notes in connection with the execution of franchise agreements, of which $25 million was from other current assets and $4 million was from other non-current assets.

Consolidated Statements of Income:	Year Ended December 31,
	2023	2022	2021
Forgiveness of notes (a)	$15	$12	$11
Bad debt expense related to notes	1	1	1
_____________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues on the Consolidated Statements of Income.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2023	2022
Accrued loyalty program liabilities (Note 2)	$75	$74
Accrued taxes payable	64	38
Accrued payroll and related expenses	57	73
Accrued self-insurance liabilities	21	20
Due to former Parent (Note 18)	20	3
Accrued professional expenses	19	10
Accrued interest	10	9
Accrued legal settlements (Note 14)	7	8
Accrued marketing expenses	4	10
Operating lease liabilities (Note 19)	4	4
Other	18	15
	$299	$264

11. INCOME TAXES
The income tax provision consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$72	$116	$65
State	14	22	16
Foreign	40	22	11
	126	160	92
Deferred
Federal	(6)	(30)	(5)
State	(4)	(9)	—
Foreign	(7)	—	4
	(17)	(39)	(1)
Provision for income taxes	$109	$121	$91
Pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Domestic	$332	$432	$312
Foreign	66	44	23
Pretax income	$398	$476	$335

Deferred Taxes
Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2023	2022
Deferred income tax assets:
Accrued liabilities and deferred revenues	$95	$85
Tax credits (a)	9	7
Other comprehensive income and other	13	14
Provision for doubtful accounts	8	7
Net operating loss carryforward (b)	23	22
Valuation allowance (c)	(23)	(23)
Deferred income tax assets	125	112

Deferred income tax liabilities:
Depreciation and amortization	412	417
Other comprehensive income and other	26	35
Deferred income tax liabilities	438	452
Net deferred income tax liabilities	$313	$340

Reported in:
Other non-current assets	$12	$5
Deferred income taxes	325	345
Net deferred income tax liabilities	$313	$340
_____________________
(a)    As of December 31, 2023, the Company had $9 million of foreign tax credits. The foreign tax credits expire no later than 2033.
(b)    As of December 31, 2023, the Company’s net operating loss carryforwards primarily relate to state net operating losses, which are due to expire at various dates, but no later than 2043.
(c)    The valuation allowance of $23 million as of December 31, 2023 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $12 million, $2 million and $9 million, respectively. The valuation allowance of $23 million as of December 31, 2022 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $14 million, $2 million and $7 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $84 million will be reinvested indefinitely as of December 31, 2023. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.
The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	2.5	2.8	3.1
Taxes on foreign operations at rates different than U.S. federal statutory rates	2.6	1.9	2.0
Taxes on foreign income, net of tax credits	0.3	0.4	0.3
Nondeductible executive compensation	1.2	0.7	0.7
Foreign-derived intangible income	(0.8)	(0.5)	(0.2)
Valuation allowances	0.1	(0.6)	0.5
Other	0.5	(0.3)	(0.2)
	27.4%	25.4%	27.2%

The effective income tax rate for 2023, 2022 and 2021 differs from the U.S. Federal income tax rate of 21% primarily due to state taxes and U.S. and foreign taxes, including withholding taxes on the Company’s international operations.
The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

	2023	2022	2021
Beginning balance	$8	$7	$9
Increases related to tax positions taken during a prior period	7	4	1
Increases related to tax positions taken during the current period	2	—	—
Decreases related to settlements with taxing authorities	(2)	—	—
Decreases as a result of a lapse of the applicable statute of limitations	(4)	(3)	(2)
Decreases related to tax positions taken during a prior period	—	—	(1)
Ending balance	$11	$8	$7
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $11 million, $8 million and $7 million as of December 31, 2023, 2022 and 2021, respectively. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The amount of potential penalties and interest related to these unrecognized tax benefits recorded in the provision for income taxes were immaterial during 2023, 2022 and 2021. The Company had a liability for potential penalties of $1 million as of December 31, 2023, 2022 and 2021, and potential interest of $3 million as of December 31, 2023 and $2 million as of December 31, 2022 and 2021. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2020. The 2018 through 2022 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2016 through the 2022 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire and current open examinations are expected to be resolved within 12 months of the reporting date in certain taxing jurisdictions, and the Company therefore believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $8 million to $9 million, inclusive of interest and penalties.
The Company made cash income tax payments, net of refunds, of $95 million, $123 million and $114 million during 2023, 2022 and 2021, respectively.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA did not have a material impact on its financial results, including on its annual estimated effective tax rate or liquidity.

12. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	As of December 31,
	2023		2022
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$160	7.30%	$—
$400 million term loan A (due April 2027)	384	6.82%	399	5.92%
$1.6 billion term loan B (due May 2025)	—		1,139	3.70%
$1.1 billion term loan B (due May 2030)	1,123	4.10%	—
$500 million 4.375% senior unsecured notes (due August 2028)	495	4.38%	494	4.38%
Finance leases	39	4.50%	45	4.50%
Total long-term debt	2,201	4.77%	2,077	3.79%
Less: Current portion of long-term debt	37		20
Long-term debt	$2,164		$2,057
_____________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $16 million and $11 million as of December 31, 2023 and 2022, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of December 31, 2023.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects from hedging.
Maturities and Capacity
The Company’s outstanding debt as of December 31, 2023 matures as follows:

Long-Term Debt
Within 1 year	$37
Between 1 and 2 years	45
Between 2 and 3 years	48
Between 3 and 4 years	485
Between 4 and 5 years	514
Thereafter	1,072
Total	$2,201

As of December 31, 2023, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	160
Less: Letters of credit	9
Available capacity	$581
Long-Term Debt
$750 million Revolving Credit Facility
In April 2022, the Company entered into the Third Amendment to the Credit Agreement dated May 30, 2018 (“Third Amendment”) which amended its original five-year $750 million revolver to extend the term to April 2027. The benchmark rate applicable to the revolver has changed from LIBOR to Secured Overnight Funding Rate (“SOFR”). The revolver is subject to an interest rate equal to, at the Company’s option, either (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) SOFR, plus a margin ranging from 1.50% to 2.00% and an additional 0.10% SOFR adjustment, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. The revolver is subject to the same prepayment provisions and covenants applicable to the previous revolver.
During 2023, the Company borrowed $160 million, net of repayments, on its revolving credit facility. Such borrowings are included within long-term debt on the Consolidated Balance Sheet.
$400 million Term Loan A Agreement
The Third Amendment provides for a new senior secured term loan A facility (“Term Loan A”) in an aggregate principal amount of $400 million maturing in April 2027, the proceeds of which were used to repay a portion of the existing Term Loan B facility in 2022. The Term Loan A is subject to an interest rate equal to, at the Company’s option, either (i) a base rate plus a margin ranging from 0.50% to 1.00% or (ii) SOFR, plus a margin ranging from 1.50% to 2.00% and an additional 0.10% SOFR adjustment, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. The Term Loan A is subject to the same prepayment provisions and covenants applicable to the existing Term Loan B. The Term Loan A is subject to quarterly principal payments as follows: (i) 0.0% per year of the initial principal amount during the first year, (ii) 5.0% per year of the initial principal amount payable in equal quarterly installments during the second and third years and (iii) 7.5% per year of the initial principal amount payable in equal quarterly installments during the fourth and fifth years, with final payments of all amounts outstanding, plus accrued interest, being due on the maturity date in April 2027.
$1.1 billion Term Loan B Agreement
On May 25, 2023, the Company entered into a Fourth Amendment to the Credit Agreement dated May 30, 2018 (the “Fourth Amendment”), which, prior to giving effect to the Fourth Amendment, provided for senior secured credit facilities in an aggregate principal amount of $2.35 billion, consisting of (i) a term loan B facility in an aggregate principal amount of $1.6 billion maturing in May 2025 and (ii) a revolving credit facility in an aggregate principal amount of $750 million maturing in April 2027. The Fourth Amendment provides for a new senior secured term loan B facility (the “New Term Loan B”) in an aggregate principal amount of $1.14 billion maturing in May 2030, the proceeds of which were used to repay the existing Term Loan B facility. The interest rate per annum applicable to the New Term Loan B facility is equal to, at our option (a) Base Rate (as defined in the Credit Agreement), plus an applicable rate of 1.25% or (b) Term SOFR, inclusive of the SOFR Adjustment (defined as 0.10% per annum in the Credit Agreement), plus an applicable rate of 2.25%.
The Term SOFR with respect to the New Term Loan B is subject to a “floor” of 0.00%. The New Term Loan B is subject to the same prepayment provisions and covenants applicable to the existing Term Loan B facility, subject to customary exceptions and limitations. These provisions include a standard mandatory prepayment provisions including (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% (with step-downs to 50% and 0% based upon achievement of specified first-lien leverage ratios) of the net cash proceeds from certain sales or other dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified first-lien leverage ratios) of annual (commencing with the 2019 fiscal year) excess cash flow of the Company and its restricted subsidiaries, subject to customary exceptions and limitations.
The revolving credit facility and term loans (the “Credit Facilities”) are guaranteed, jointly and severally, by certain of the Company’s wholly-owned domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and those subsidiaries. The Credit Facilities were initially guaranteed by former Parent, which guarantee was released immediately prior to the consummation of the spin-off. The Credit Facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the Company and its restricted subsidiaries’ ability to grant liens on the Company and its restricted subsidiaries’ assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The Credit Facilities require the Company to comply with financial maintenance covenants to be tested quarterly, consisting of a maximum first-lien leverage ratio.
Subject to customary conditions and restrictions, the Company may obtain incremental term loans and/or revolving loans in an aggregate amount not to exceed (i) the greater of $650 million and 100% of EBITDA, plus (ii) the amount of all voluntary prepayments and commitment reductions under the Credit Facilities, plus (iii) additional amounts subject to certain leverage-based ratio tests.
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
The New Term Loan B is subject to equal quarterly amortization of principal of 0.25% of the initial principal amount, starting in the third quarter of 2023, the first full fiscal quarter after the closing date.
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
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million and $4 million as of December 31, 2023 and 2022, respectively.
Cash Flow Hedge
The Company has pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.1 billion of its outstanding variable-rate debt, effectively representing more than 97% of the outstanding term loan B, as of December 31, 2023. The interest rate swaps consist of $600 million of swaps that expire in the second quarter of 2024 and have a weighted average fixed rate of 2.33% (plus applicable spreads) and $500 million of swaps that expire in the fourth quarter of 2024 and have a weighted average fixed rate of 0.91% (plus applicable spreads). As a result of the Fourth Amendment, as well as the discontinuance of LIBOR as a benchmark interest rate, during the second quarter of 2023 the Company amended its interest rate swaps to align with the change in the benchmark interest rate of the underlying debt. As such, the variable rates of such swap agreements are based on one-month SOFR. During the third quarter of 2023, the Company entered into new pay-fixed/receive-variable interest rate swaps that hedges the interest rate exposure on $600 million of its variable-rate debt with an effective date in the second quarter of 2024 and an expiration date in the second quarter of 2028. The fixed rate associated with the new swaps is 3.84% (plus applicable spreads). Additionally, during the fourth quarter of 2023, the Company entered into new pay-fixed/receive-variable interest rate swaps that hedges the interest rate exposure on $200 million of its variable-rate debt with an effective date in the fourth quarter of 2024 and an expiration date in the fourth quarter of 2027. The fixed rate associated with the new swaps is 3.55% (plus applicable spreads). The aggregate fair value of these interest rate swaps was an asset of $13 million and $53 million as of December 31, 2023 and 2022, respectively, which was included within other non-current assets on the Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Consolidated Statements of Income were $36 million of income during 2023 and $2 million and $26 million of expense during 2022 and 2021, respectively.
There was no hedging ineffectiveness recognized in 2023, 2022 or 2021. The Company expects to reclassify approximately $29 million of gains from AOCI to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred interest expense of $108 million, $85 million and $94 million in 2023, 2022 and 2021, respectively. Cash paid related to such interest was $103 million, $82 million and $96 million for 2023, 2022 and 2021, respectively. Interest income was $6 million, $5 million and $1 million for 2023, 2022 and 2021, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million, $2 million and $18 million during 2023, 2022 and 2021 respectively. The 2023 amount relates to the refinancing of the Company’s term loan B during the second quarter of 2023. The 2022 amount relates to the Third Amendment and $400 million partial pay down of its term loan

B, as discussed above. The 2021 amount related to the redemption of its $500 million 5.375% senior unsecured notes redeemed in 2021.

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
Level 3: Unobservable inputs used when little or no market data is available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls has been determined based on the lowest level input (closest to Level 3) that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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

	December 31, 2023
	Carrying Amount	Estimated Fair Value
Debt	$2,201	$2,195

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
Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s variable-rate debt are derivatives designated as cash flow hedges. See Note 12 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized losses from freestanding foreign currency exchange contracts of $3 million during 2023 and gains of $2 million during 2022 and 2021. Such gains and losses are included in operating expenses in the Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred foreign currency exchange losses related to Argentina of $14 million, $4 million and $1 million during 2023, 2022 and 2021, respectively. Such losses are included in operating expenses in the Consolidated Statements of Income.
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
Market Risk
The Company is subject to risks relating to the geographic concentration of its hotel properties, which may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expense, revenues from transactions in the states of Texas and Florida as a percent of U.S. revenues were approximately 10% and 17%, respectively, during 2023, 10% and 24%, respectively, during 2022 and 10% and 18%, respectively, during 2021. Revenues in the state of Florida include license and other fees from the Company’s former Parent. Excluding these revenues, revenues in the state of Florida as a percent of U.S. revenues were 7%, 16% and 12% during 2023, 2022 and 2021, respectively.
During 2021 CorePoint accounted for 20% of revenues. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expenses, CorePoint accounted for 8% during 2021. During the first quarter of 2022, CorePoint terminated its management contracts with the Company.

14. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed, and the parties are engaged in dispositive motion practice. As of December 31, 2023, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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

The Company believes that it has adequately accrued for such matters with reserves of $7 million and $8 million as of December 31, 2023 and 2022, respectively. The Company also had receivables of $4 million and $6 million as of December 31, 2023 and 2022, respectively, for certain matters which are covered by insurance and were included in other current assets on its Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2023, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

The table below summarizes the post-closing credit support guarantees related to the sale of the European Vacation Rentals business, the fair values of such guarantees and the receivables from its former Parent representing two-thirds of such guarantees as of December 31, 2023:

	Guarantees	Fair Value of Guarantees	Receivable from former Parent
Post-closing credit support at time of sale	$81	$39	$26
Additional post-closing credit support	46	22	15
Total	$127	$61	$41

The fair value of the guarantees was $61 million as of December 31, 2023 and 2022 and were included in other non-current liabilities on the Consolidated Balance Sheets. In connection with these guarantees the Company had receivables from its former Parent of $41 million as of December 31, 2023 and 2022, which were included in other non-current assets on its Consolidated Balance Sheets.

15. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of December 31, 2023, 4.8 million shares remained available.

During 2023, the Company granted incentive equity awards totaling $30 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $19 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent to which the Company achieves certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the year ended December 31, 2023 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2022	1.0		$67.90	0.3		$69.82
Granted (a)	0.4		77.10	0.3	(b)	77.45
Vested	(0.4)		63.62	—		—
Canceled	—		—	(0.1)		53.40
Balance as of December 31, 2023	1.0	(c)	$72.80	0.5	(d)	$76.56
_____________________
(a)Represents awards granted by the Company primarily in March 2023.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of December 31, 2023 have an unrecognized compensation expense of $47 million, which is expected to be recognized over a weighted average period of 2.5 years.
(d)PSUs outstanding as of December 31, 2023 have an aggregate maximum potential unrecognized compensation expense of $22 million, which may be recognized over a weighted average period of 1.9 years based on attainment of targets.
There were no stock options granted in 2023 or 2022. The activity related to stock options for the year ended December 31, 2023 consisted of the following:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1.0		$55.90
Granted	—		—
Exercised	—		—
Canceled	—		—
Outstanding as of December 31, 2023	1.0		$55.89	2.7	$25
Unvested as of December 31, 2023	0.2	(a)	$56.47	2.4	$4
Exercisable as of December 31, 2023	0.8		$55.79	2.7	$21
_____________________
(a)Unvested options as of December 31, 2023 are expected to vest over time and have an aggregate unrecognized compensation expense of $1 million, which will be recognized over a weighted average period of 0.9 years.

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

2021
Grant date fair value	$19.58
Grant date strike price	$65.21
Expected volatility	40.18%
Expected life	4.25 years
Risk-free interest rate	0.40%
Projected dividend yield	0.98%
Stock-Based Compensation Expense
Stock-based compensation expense was $39 million, $33 million and $28 million for 2023, 2022 and 2021, respectively.

16. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net revenues and “adjusted EBITDA”, which is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segments which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
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

	Hotel Franchising	Hotel Management	Corporate and Other (a)	Total
Year Ended or as of December 31, 2023
Net revenues	$1,397	n/a	$—	$1,397
Adjusted EBITDA	727	n/a	(68)	659
Depreciation and amortization	66	n/a	10	76
Segment assets	3,880	n/a	153	4,033
Capital expenditures	33	n/a	4	37

Year Ended or as of December 31, 2022
Net revenues	$1,277	$221	$—	$1,498
Adjusted EBITDA	679	37	(66)	650
Depreciation and amortization	63	5	9	77
Segment assets	3,711	113	299	4,123
Capital expenditures	33	—	6	39

Year Ended or as of December 31, 2021
Net revenues	$1,099	$466	$—	$1,565
Adjusted EBITDA	592	57	(59)	590
Depreciation and amortization	60	26	9	95
Segment assets	3,575	394	300	4,269
Capital expenditures	30	4	3	37
_____________________
(a)    Includes the elimination of transactions between segments.
Provided below is a reconciliation of net income to adjusted EBITDA.

	Year Ended December 31,
	2023	2022	2021
Net income	$289	$355	$244
Provision for income taxes	109	121	91
Depreciation and amortization	76	77	95
Interest expense, net	102	80	93
Early extinguishment of debt	3	2	18
Stock-based compensation expense	39	33	28
Development advance notes amortization	15	12	11
Transaction-related expenses, net	11	—	—
Separation-related expenses	1	1	3
Gain on asset sale, net	—	(35)	—
Impairments, net	—	—	6
Foreign currency impact of highly inflationary countries	14	4	1
Adjusted EBITDA	$659	$650	$590

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries (a)	Total
Year Ended or As of December 31, 2023
Net revenues	$1,142	$255	$1,397
Net long-lived assets	3,002	190	3,192

Year Ended or As of December 31, 2022
Net revenues	$1,271	$227	$1,498
Net long-lived assets	3,126	104	3,230

Year Ended or As of December 31, 2021
Net revenues	$1,366	$199	$1,565
Net long-lived assets	3,199	107	3,306
_____________________
(a)    Includes U.S. territories.

17. OTHER EXPENSES AND CHARGES
Transaction-Related, Net
The Company recognized transaction-related expenses of $11 million during the year ended December 31, 2023 related to costs associated with (i) an unsolicited exchange offer from Choice Hotels International, Inc to acquire all outstanding shares of the Company's stock and (ii) the refinancing of the Company’s term loan B.
Separation-Related
The Company incurred separation-related costs associated with its spin-off from former Parent of $1 million during 2023 and 2022 and $3 million during 2021, which primarily consisted of legal and tax-related costs.
Gain on Asset Sale, Net
In March 2022, the Company completed the sale of its Wyndham Grand Bonnet Creek Resort for gross proceeds of $121 million ($118 million, net of transaction costs) and recognized a $35 million gain, net of transaction costs, for the year ended December 31, 2022. Such amounts were attributable to the Company’s hotel management business and were reported within gain on asset sale, net on the Consolidated Statement of Income. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
In May 2022, the Company completed the sale of its Wyndham Grand Rio Mar Resort for gross proceeds of $62 million ($61 million, net of transaction costs). There was no gain or loss on the sale. Additionally, the Company entered into a 20 year franchise agreement with the buyer.
Impairments, Net
During the fourth quarter of 2021, the Company’s Board approved a plan to sell its two owned hotels. As a result of the Board approval, the Company evaluated the recoverability of its owned hotels long-lived assets and in the fourth quarter of 2021, the Company recorded a $6 million impairment charge which was reported within impairments, net on the Consolidated Statement of Income.

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
In connection with the Company’s license, development and non-competition agreement, the Company recorded license fees from former Parent in the amounts of $90 million, $83 million and $65 million during 2023, 2022 and 2021, respectively. Further, the Company recorded revenues of $15 million, $10 million and $9 million during 2023, 2022 and 2021, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded license fees from a former affiliate of $7 million during 2023 and 2022 and $5 million during 2021. Such fees are recorded within license and other fees on the Consolidated Statements of Income.
Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates
Upon the distribution of the Company’s common stock to former Parent stockholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $20 million as of December 31, 2023 and 2022, of which $20 million and $3 million, respectively were included within accrued expenses and other current liabilities and $17 million in 2022 was included within other non-current liabilities on its Consolidated Balance Sheets. In addition, the Company had $3 million of receivables due from former Parent as of both December 31, 2023 and 2022 which were included within current assets on its Consolidated Balance Sheets.
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

19. LEASES
The Company leases property and equipment under finance and operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and non-lease components of equipment leases.
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets.

	Classification on the Balance Sheets	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Other non-current assets	$10	$11
Finance lease assets	Property and equipment, net	22	26
Total lease assets		$32	$37

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$4	$4
Finance lease liabilities	Current portion of long-term debt	6	5
Non-current
Operating lease liabilities	Other non-current liabilities	6	7
Finance lease liabilities	Long-term debt	33	40
Total lease liabilities		$49	$56
The table below presents the remaining lease term and discount rates for finance and operating leases.

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	3.6 years	4.1 years
Finance leases	5.7 years	6.7 years
Weighted-average discount rate
Operating leases	4.9%	4.2%
Finance leases	4.3%	4.3%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2023.

	Operating Leases	Finance Leases
2024	$4	7
2025	2	8
2026	2	8
2027	1	8
2028	1	8
Thereafter	1	5
Total minimum lease payments	11	44
Less: amount of lease payments representing interest	1	5
Present value of future minimum lease payments	10	39
Less: current obligations under leases	4	6
Long-term lease obligations	$6	$33

Other Information
The Company recorded the following related to leases on the Consolidated Financial Statements:

Consolidated Statements of Cash Flows:	Year Ended December 31,
	2023	2022	2021
Operating activities
Cash payments related to operating and finance leases	$6	$6	$7
Financing activities
Cash payments related to finance leases	5	5	5

Consolidated Statements of Income:	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$5	$4	$4
Finance lease expense
Amortization of right-of-use assets	4	4	4
Interest expense	2	2	2

20. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2020	$2	$(54)	$(52)
Period change	—	37	37
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	(5)	58	53
Balance as of December 31, 2022	$(3)	$41	$38
Period change	12	(31)	(19)
Balance as of December 31, 2023	$9	$10	$19

EXHIBIT INDEX

Exhibit No.	Description
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
4.1
Indenture, dated April 13, 2018, among Wyndham Hotels & Resorts, Inc., Wyndham Worldwide Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)

4.2
First Supplemental Indenture, dated April 13, 2018, between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)

4.3
Second Supplemental Indenture, dated May 30, 2018, among Wyndham Hotels & Resorts, Inc., the New Guarantors (as defined in the Second Supplemental Indenture) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed May 31, 2018)

4.4
Third Supplemental Indenture, dated May 31, 2018, by and between Wyndham Hotels & Resorts, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed June 4, 2018)

4.5
Fourth Supplemental Indenture, dated January 22, 2020, among Wyndham Hotels & Resorts, Inc., WHR Licensor, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K filed February 13, 2020)

4.6
Fifth Supplemental Indenture, dated August 13, 2020, between Wyndham Hotels & Resorts, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 13, 2020)

4.7
Sixth Supplemental Indenture, dated November 18, 2022, among the New Guarantors (as defined in the Sixth Supplemental Indenture and each a subsidiary of Wyndham Hotels & Resorts, Inc.) and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-K filed February 16, 2023)

4.8	Form of 4.375% Note due 2028 (included in Exhibit 4.6)
4.9*	Description of Common Stock
10.1
Transition Services Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc., and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018)

10.2
Tax Matters Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018)

10.3
Employee Matters Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018)

10.4
License, Development and Noncompetition Agreement, dated as of May 31, 2018, among Wyndham Hotels & Resorts, Inc. Wyndham Destinations, Inc. (now known as Travel + Leisure Co.), Wyndham Hotels and Resorts, LLC, Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018)

10.5
Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2018)

10.6
First Amendment, dated as of April 30, 2020, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 4, 2020)

10.7
Second Amendment, dated as of August 10, 2020 to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 11, 2020)

10.8
Third Amendment, dated as of April 8, 2022, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 8, 2022)

G-1

10.9
Fourth Amendment, dated as of May 25. 2023, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A. as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 25, 2023)

10.10†	Wyndham Hotels & Resorts, Inc. Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018)
10.11†	Wyndham Hotels & Resorts, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed June 4, 2018)
10.12†	Wyndham Hotels & Resorts, Inc. Savings Restoration Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018)
10.13†	Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed June 4, 2018)
10.14†	Form of Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.15†	Form of Award Agreement for Performance-Vested Restricted Stock Units (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.16†	Form of Award Agreement for Non-Qualified Stock Options (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.17†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.18†	Form of Award Agreement for Performance Restricted Stock Units (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 27, 2023)
10.19†	Letter Agreement, dated as of June 1, 2018, between Wyndham Hotels & Resorts, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018)
10.20†
Amended & Restated Employment Agreement, dated as of November 14, 2023, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti (incorporated by reference to Exhibit Number (e)(14) to the Registrant’s Schedule 14D-9 filed December 18, 2023)

10.21†
Amended and Restated Employment Agreement, dated as of November 7, 2022, between Wyndham Hotels & Resorts, Inc. and Michele Allen (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 16, 2023)

10.22†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Paul F. Cash (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 27, 2023)

10.23†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Lisa Checchio (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed April 27, 2023)

10.24†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Scott Strickland (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 27, 2023)

10.25†*	Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Monica Melancon
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Incentive Compensation Recovery Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
† Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished with this report.
G-2