Form 10-Q
period 2024-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2024-04-25
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
80,576,852 shares of common stock outstanding as of April 15, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2024 and 2023 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2024

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues
Royalties and franchise fees	$116	$121
Marketing, reservation and loyalty	117	120
Management and other fees	2	3
License and other fees	26	23
Other	43	41
Fee-related and other revenues	304	308
Cost reimbursements	1	5
Net revenues	305	313
Expenses
Marketing, reservation and loyalty	131	124
Operating	19	20
General and administrative	28	30
Cost reimbursements	1	5
Depreciation and amortization	20	19
Transaction-related	41	—
Impairment	12	—
Restructuring	3	—
Separation-related	—	2
Total expenses	255	200
Operating income	50	113
Interest expense, net	28	22
Income before income taxes	22	91
Provision for income taxes	6	24
Net income	$16	$67

Earnings per share
Basic	$0.20	$0.77
Diluted	0.19	0.77

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$16	$67
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(2)	2
Unrealized gains/(losses) on cash flow hedges	10	(8)
Other comprehensive income/(loss), net of tax	8	(6)
Comprehensive income	$24	$61
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$50	$66
Trade receivables, net	248	241
Prepaid expenses	34	27
Other current assets	35	39
Total current assets	367	373
Property and equipment, net	83	88
Goodwill	1,525	1,525
Trademarks, net	1,232	1,232
Franchise agreements and other intangibles, net	339	347
Other non-current assets	518	468
Total assets	$4,064	$4,033
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$37	$37
Accounts payable	63	32
Deferred revenues	117	91
Accrued expenses and other current liabilities	305	299
Total current liabilities	522	459
Long-term debt	2,204	2,164
Deferred income taxes	325	325
Deferred revenues	164	167
Other non-current liabilities	175	172
Total liabilities	3,390	3,287
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.4 and 102.1 issued as of March 31, 2024 and December 31, 2023	1	1
Treasury stock, at cost – 21.4 and 20.7 shares as of March 31, 2024 and December 31, 2023	(1,418)	(1,361)
Additional paid-in capital	1,592	1,599
Retained earnings	472	488
Accumulated other comprehensive income	27	19
Total stockholders’ equity	674	746
Total liabilities and stockholders’ equity	$4,064	$4,033

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$16	$67
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	20	19
Provision for doubtful accounts	1	—
Impairment	12	—
Deferred income taxes	(3)	(1)
Stock-based compensation	10	9
Net change in assets and liabilities:
Trade receivables	(11)	4
Prepaid expenses	(7)	(17)
Other current assets	3	35
Accounts payable, accrued expenses and other current liabilities	39	(40)
Deferred revenues	24	24
Payments of development advance notes, net	(31)	(13)
Other, net	3	6
Net cash provided by operating activities	76	93
Investing activities
Property and equipment additions	(9)	(9)
Loan advances	(15)	—
Net cash used in investing activities	(24)	(9)
Financing activities
Proceeds from borrowings	48	—
Principal payments on long-term debt	(8)	—
Dividends to stockholders	(32)	(31)
Repurchases of common stock	(55)	(54)
Net share settlement of incentive equity awards	(17)	(9)
Other, net	(3)	(1)
Net cash used in financing activities	(67)	(95)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(16)	(11)
Cash, cash equivalents and restricted cash, beginning of period	66	161
Cash, cash equivalents and restricted cash, end of period	$50	$150
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746
Net income	—	—	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	8	8
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	—	—	(57)	—	—	—	(57)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	81	$1	$(1,418)	$1,592	$472	$27	$674

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(56)	—	—	—	(56)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of March 31, 2023	86	$1	$(1,020)	$1,569	$354	$32	$936

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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2023 Consolidated Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
Business Description
Wyndham Hotels’ primary segment is hotel franchising which principally consists of licensing the Company’s lodging brands and providing related services to third-party hotel owners and others.

2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting update, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the guidance on January 1, 2024 and will begin disclosing under this new guidance with its Annual Report on Form 10-K for the year ending December 31, 2024.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued an accounting update, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This update should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures. The Company plans to adopt the guidance on January 1, 2025, as required.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Deferred initial franchise fee revenues	$141	$145
Deferred loyalty program revenues	93	95
Deferred co-branded credit card program revenues	28	3
Deferred other revenues	19	15
Total	$281	$258

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

	4/1/2024 - 3/31/2025	4/1/2025 - 3/31/2026	4/1/2026 - 3/31/2027	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$110	$141
Loyalty program revenues	59	23	9	2	93
Co-branded credit card program revenues	28	—	—	—	28
Other revenues	14	1	1	3	19
Total	$117	$32	$17	$115	$281
Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended March 31,
	2024	2023
Royalties and franchise fees	$116	$121
Marketing and reservation fees	97	99
Loyalty revenue	20	21
Management and other fees	2	3
License and other fees	26	23
Cost reimbursements	1	5
Other revenue	43	41
Net revenues	$305	$313

Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of March 31, 2024 and December 31, 2023, capitalized contract costs were $71 million and $68 million, respectively, of which $4 million for both periods were included in other current assets and $67 million and $64 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income	$16	$67

Basic weighted average shares outstanding	81.2	86.5
Stock options and restricted stock units (“RSUs”) (a)	0.6	0.6
Diluted weighted average shares outstanding	81.8	87.1

Earnings per share:
Basic	$0.20	$0.77
Diluted	0.19	0.77

Dividends:
Cash dividends declared per share	$0.38	$0.35
Aggregate dividends paid to stockholders	$32	$31
______________________
(a)    Diluted shares outstanding excludes shares related to stock options of 0.5 million for the three months ended March 31, 2023. Such stock options were immaterial for the three months ended March 31, 2024. Diluted shares outstanding excludes shares related to RSUs of 0.3 million and 0.5 million related to RSUs for the three months ended March 31, 2024 and 2023, respectively. Such shares are excluded as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2023	20.7	$1,361	$65.69
For the three months ended March 31, 2024	0.7	57	78.63
As of March 31, 2024	21.4	$1,418	$66.12

The Company had $387 million of remaining availability under its program as of March 31, 2024.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the three months ended:

	2024	2023
Balance as of January 1,	$60	$64
Provision for doubtful accounts	3	—
Bad debt write-offs	(1)	(1)
Balance as of March 31,	$62	$63

6. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $8 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	March 31, 2024	December 31, 2023
Other non-current assets	$246	$228
During 2024, the Company made a non-cash reclass of $3 million from loan receivables to development advance notes, both of which were reported within other non-current assets.
As a result of the Company’s evaluation of the recoverability of the carrying value of the development advance notes, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2024	2023
Forgiveness of notes (a)	$5	$3
Impairment (b)	$10	$—
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Three Months Ended March 31,
	2024	2023
Payments of development advance notes	$(32)	$(14)
Proceeds from repayment of development advance notes	1	1
Payments of development advance notes, net	$(31)	$(13)

7. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2020. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2016.
The Company made cash income tax payments, net of refunds, of $2 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.
The Company’s effective tax rates were 27.3% and 26.4% during the three months ended March 31, 2024 and 2023, respectively.
Various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organization for Economic Co-operation and Development with an effective date of January 1, 2024. The Company does not expect Pillar II to have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2024.

8. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	March 31, 2024		December 31, 2023
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$208	7.18%	$160	7.30%
$400 million term loan A (due April 2027)	379	7.19%	384	6.82%
$1.1 billion term loan B (due May 2030)	1,121	4.11%	1,123	4.10%
$500 million 4.375% senior unsecured notes (due August 2028)	495	4.38%	495	4.38%
Finance leases	38	4.50%	39	4.50%
Total long-term debt	2,241	4.95%	2,201	4.77%
Less: Current portion of long-term debt	37		37
Long-term debt	$2,204		$2,164
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $15 million and $16 million as of March 31, 2024 and December 31, 2023, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of both March 31, 2024 and December 31, 2023, respectively.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2024 matures as follows:

Long-Term Debt
Within 1 year	$37
Between 1 and 2 years	48
Between 2 and 3 years	48
Between 3 and 4 years	526
Between 4 and 5 years	515
Thereafter	1,067
Total	$2,241

As of March 31, 2024, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	208
Less: Letters of credit	9
Available capacity	$533
Revolving Credit Facility
The Company had $208 million and $160 million of outstanding borrowings on its revolving credit facility as of March 31, 2024 and December 31, 2023, respectively. Such borrowings are included within long-term debt on the Condensed Consolidated Balance Sheets.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $3 million as of both March 31, 2024 and December 31, 2023, respectively.
Cash Flow Hedge
In January 2024, we entered into new pay-fixed/receive-variable interest rate swaps that hedge the interest rate exposure on $275 million of our variable-rate debt with an effective date in the fourth quarter of 2024 and an expiration date in the fourth quarter of 2027. The weighted average fixed rate associated with the new swaps is 3.37% (plus applicable spreads). As of March 31, 2024, the Company has pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.1 billion, effectively representing more than 97% of the outstanding amount of its term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 0.91% to 3.84% based on various effective dates for each of the swap agreements, with $600 million of swaps that expire in the second quarter of 2028 and $475 million expiring in the fourth quarter of 2027. For the three months ended March 31, 2024 and 2023, the weighted average fixed rate (plus applicable spreads) for the swaps were 1.69% and 1.86%, respectively. The aggregate fair value of these interest rate swaps was an asset of $26 million and $13 million as of March 31, 2024 and December 31, 2023, respectively, which was included within other non-current assets on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $10 million and $7 million of income for the three months ended March 31, 2024 and 2023, respectively.
There was no hedging ineffectiveness recognized in the three months ended March 31, 2024 or 2023. The Company expects to reclassify $26 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.

Interest Expense, Net
The Company incurred net interest expense of $28 million and $22 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid related to such interest was $34 million and $29 million for the three months ended March 31, 2024 and 2023, respectively.

9. FAIR VALUE
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

	March 31, 2024
	Carrying Amount	Estimated Fair Value
Debt	$2,241	$2,231

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
Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s floating rate debt are derivatives designated as cash flow hedges. See Note 8 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $1 million of gains and $2 million of losses from freestanding foreign currency exchange contracts during the three months ended March 31, 2024 and 2023, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial foreign currency exchange gains related to Argentina during the three months ended March 31, 2024 and $1 million of losses during the three months ended March 31, 2023. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of March 31, 2024, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $4 million and $7 million as of March 31, 2024 and December 31, 2023, respectively. The Company also had receivables of $3 million and $4 million as of March 31, 2024 and December 31, 2023, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.

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

11. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2024, 4.3 million shares remained available.
During 2024, the Company granted incentive equity awards totaling $33 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $18 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent the Company achieves certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2024 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2023	1.0		$72.80	0.5		$76.56
Granted (a)	0.4		76.55	0.2	(b)	76.55
Vested	(0.4)		68.59	(0.1)		65.21
Canceled	—		—	—		—
Balance as of March 31, 2024	1.0	(c)	$76.04	0.6	(d)	$78.32
______________________
(a)Represents awards granted by the Company in February 2024.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of March 31, 2024 have an aggregate unrecognized compensation expense of $72 million, which is expected to be recognized over a weighted average period of 3.7 years.
(d)PSUs outstanding as of March 31, 2024 have an aggregate maximum potential unrecognized compensation expense of $37 million, which may be recognized over a weighted average period of 2.3 years based on attainment of targets.

There were no stock options granted in 2024 or 2023. The activity related to stock options for the three months ended March 31, 2024 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1.0	$55.89
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding as of March 31, 2024	1.0	$55.87	2.4	$22
Unvested as of March 31, 2024	—	$—	—	$—
Exercisable as of March 31, 2024	1.0	$55.68	2.4	$22

Stock-Based Compensation Expense
Stock-based compensation expense was $10 million and $9 million for the three months ended March 31, 2024 and 2023, respectively.

12. SEGMENT INFORMATION
The reportable segment presented below represents the Company’s operating segment for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segment, the Company also considers the nature of services provided by its operating segment. Management evaluates the operating results of its reportable segment based upon net revenues and “adjusted EBITDA”, which is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segment which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended March 31,
	2024		2023
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$305	$158	$313	$164
Corporate and Other	—	(17)	—	(17)
Total Company	$305	$141	$313	$147
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023
Net income	$16	$67
Provision for income taxes	6	24
Depreciation and amortization	20	19
Interest expense, net	28	22
Stock-based compensation	10	9
Development advance notes amortization	5	3
Transaction-related	41	—
Impairment	12	—
Restructuring costs	3	—
Separation-related	—	2
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$141	$147

13. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $41 million during the three months ended March 31, 2024, related to costs associated with the failed hostile takeover attempt by Choice Hotels International, Inc. Such amounts primarily consisted of legal and advisory costs. During the first quarter of 2024, the Company paid $4 million of transaction-related costs.
Impairment
As a result of the Company’s evaluation of the recoverability of the carrying value of certain assets, the Company recorded an impairment charge of $12 million, primarily related to development advance notes, during the first quarter of 2024. The impairment charge was reported within the impairment line item on the Condensed Consolidated Statements of Income.
Restructuring
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organization efficiency. As a result, during the three months ended March 31, 2024, the Company incurred $3 million of restructuring expenses, all of which were personnel-related. Such charges were primarily in our Hotel Franchising segment. During the first quarter of 2024, cash payments for restructuring activities were immaterial.
Separation-Related
Separation-related costs associated with the Company's spin-off from former Parent were $2 million for the three months ended March 31, 2023 and were primarily related to a tax matter.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2023	$9	$10	$19
Period change	(2)	10	8
Balance as of March 31, 2024	$7	$20	$27

Net of Tax
Balance as of December 31, 2022	$(3)	$41	$38
Period change	2	(8)	(6)
Balance as of March 31, 2023	$(1)	$33	$32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, statements related to our views and expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources, share repurchases and dividends. All statements other than historical facts are forward-looking statements. Forward-looking statements include those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “predict,” “intend,” “goal,” “future,” “forward,” “remain,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures; global or regional health crises or pandemics (such as the coronavirus pandemic, (“COVID-19”)) including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and restrictions on travel; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, respectively; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC. These risks and uncertainties are not the only ones we may face and additional risks may arise or become material in the future. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.
We may use our website and social media channels as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Disclosures of this nature will be included on our website in the Investors section, which can currently be accessed at https://investor.wyndhamhotels.com or on our social media channels, including the Company's LinkedIn account which can currently be accessed at https://www.linkedin.com/company/

wyndhamhotels. Accordingly, investors should monitor this section of our website and our social media channels in addition to following our press releases, filings submitted with the SEC and any public conference calls or webcasts.
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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for our reportable segment. The reportable segment presented below represents our operating segment for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segment, we also consider the nature of services provided by our operating segment. Management evaluates the operating results of our reportable segment based upon net revenues and adjusted EBITDA. Adjusted EBITDA is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance for our segment and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2024 and 2023. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2024	2023	% Change
Rooms
United States	499,100	494,400	1%
International	377,200	350,400	8%
Total rooms	876,300	844,800	4%

	Three Months Ended March 31,
	2024	2023	Change (b)
RevPAR
United States	$41.68	$43.84	(5%)
International (a)	29.38	27.99	5%
Global RevPAR (a)	36.28	37.20	(2%)
Average Royalty Rate
United States	4.6%	4.5%	3 bps
International	2.4%	2.3%	11 bps
Global average royalty rate	3.8%	3.9%	(4 bps)
______________________
(a)Excluding currency effects, international RevPAR increased 14% and global RevPAR increased 1%.
(b)Amounts may not recalculate due to rounding.

Global rooms grew 4% compared to the prior year, reflecting 1% growth in the U.S. and 8% growth internationally. These increases included strong growth in both the higher RevPAR midscale and above segments in the U.S. and the direct franchising business in China, which grew 3% and 13%, respectively.
Excluding currency effects, global RevPAR for the three months ended March 31, 2024 increased 1% compared to the prior year period, reflecting a decline of 5% in the U.S. and international growth of 14%. In the U.S., we lapped the most difficult year-over-year comparisons during the first quarter, resulting in a decline of 440 basis points and 50 basis points in occupancy and ADR, respectively. Notably, we saw improving trends in March with RevPAR improving 240 basis points compared to February. This improvement marks a significant pivot toward growth, preceding the peak leisure travel season. Internationally, we generated year-over-year RevPAR growth for the first quarter in all regions primarily driven by continued pricing power, with ADR up 12% and occupancy up 2%. The largest contributors to first quarter growth were our Latin America and EMEA regions.

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues
Fee-related and other revenues	$304	$308	$(4)	(1%)
Cost reimbursement revenues	1	5	(4)	(80%)
Net revenues	305	313	(8)	(3%)
Expenses
Marketing, reservation and loyalty expense	131	124	7	6%
Cost reimbursement expense	1	5	(4)	(80%)
Other expenses	123	71	52	73%
Total expenses	255	200	55	28%
Operating income	50	113	(63)	(56%)
Interest expense, net	28	22	6	27%
Income before income taxes	22	91	(69)	(76%)
Provision for income taxes	6	24	(18)	(75%)
Net income	$16	$67	$(51)	(76%)

Net revenues for the three months ended March 31, 2024 decreased $8 million, or 3%, compared to the prior-year period, primarily driven by:
•$5 million of lower royalty and franchise fees primarily due to lower global RevPAR and lower franchisee fees;
•$4 million of lower cost-reimbursement revenues; and
•$3 million of lower marketing, reservation and loyalty revenues driven by lower RevPAR; partially offset by
•$5 million of higher license and other ancillary revenues.
Total expenses for the three months ended March 31, 2024 increased $55 million, or 28%, compared to the prior-year period, primarily driven by:
•$41 million of transaction-related expenses primarily related to the failed hostile takeover attempt by Choice;
•$12 million of impairment charges, primarily related to development advance notes;
•$7 million of higher marketing, reservation and loyalty expenses primarily due to timing of advertising spend; and
•$3 million of restructuring costs; partially offset by
•$4 million of lower cost-reimbursement expenses, which have no impact on net income; and
•$3 million of lower operating and general and administrative costs due to timing.
Interest expense, net for the three months ended March 31, 2024 increased $6 million, or 27%, compared to the prior-year period primarily due to an increase in our variable-rate debt balance.
Our effective tax rates were 27.3% and 26.4% during the three months ended March 31, 2024 and 2023, respectively.
As a result of these items, net income for the three months ended March 31, 2024 decreased $51 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023
Net income	$16	$67
Provision for income taxes	6	24
Depreciation and amortization	20	19
Interest expense, net	28	22
Stock-based compensation	10	9
Development advance notes amortization	5	3
Transaction-related	41	—
Impairment	12	—
Restructuring costs	3	—
Separation-related	—	2
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$141	$147

Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Net Revenues			Adjusted EBITDA
	2024	2023	% Change	2024	2023	% Change
Hotel Franchising	$305	$313	(3%)	$158	$164	(4%)
Corporate and Other	—	—	n/a	(17)	(17)	—%
Total Company	$305	$313	(3%)	$141	$147	(4%)

Hotel Franchising
Net revenues decreased $8 million, or 3%, compared to the first quarter of 2023, as discussed above.
Adjusted EBITDA decreased $6 million, or 4%, compared to the first quarter of 2023, primarily driven by lower revenues and $7 million of higher marketing, reservation and loyalty expenses due to timing of advertising spend, partially offset by $5 million of lower expenses due to timing.
Corporate and Other
Adjusted EBITDA was consistent at $17 million for the first quarter of 2024 and 2023.

DEVELOPMENT
On March 31, 2024, the Company's global development pipeline consisted of nearly 2,000 hotels and approximately 243,000 rooms, representing an 8% year-over-year increase, including 5% growth in the U.S and 9% internationally. Approximately 69% of the Company's pipeline is in the midscale and above segments and 58% is international. Additionally, approximately 79% of the Company's pipeline is new construction, of which approximately 35% has broken ground.

RESTRUCTURING
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organization efficiency. As a result, during the three months ended March 31, 2024, the Company incurred $3 million of restructuring expenses, all of which were personnel-related. Such charges were primarily in our Hotel Franchising segment. During the first quarter of 2024, cash payments for restructuring activities were immaterial.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2024	December 31, 2023	Change
Total assets	$4,064	$4,033	$31
Total liabilities	3,390	3,287	103
Total stockholders’ equity	674	746	(72)

Total assets increased $31 million from December 31, 2023 to March 31, 2024 primarily related to higher development advance notes. Total liabilities increased $103 million from December 31, 2023 to March 31, 2024 primarily related to higher borrowings under our revolving credit facility and an increase in accounts payable due to timing of payments. Total equity decreased $72 million from December 31, 2023 to March 31, 2024 primarily due to $57 million of stock repurchases and $32 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of March 31, 2024, our liquidity was over $580 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of March 31, 2024, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of March 31, 2024, we had a term loan B with a principal outstanding balance of $1.1 billion maturing in 2030, a term loan A with a principal outstanding balance of $379 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $208 million was outstanding and $9 million was allocated to outstanding letters of credit.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus a margin of 1.25% or the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25% plus a 0.10% SOFR adjustment. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of March 31, 2024, this margin on our term loan A was 1.75%.
As of March 31, 2024, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.1 billion, effectively representing more than 97% of the outstanding amount of its term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 0.91% to 3.84% based on various effective dates for each of the swap agreements, with $600 million of swaps that expire in the second quarter of 2028 and $475 million expiring in the fourth quarter of 2027.
As of March 31, 2024, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Cash provided by/(used in)
Operating activities	$76	$93	$(17)
Investing activities	(24)	(9)	(15)
Financing activities	(67)	(95)	28
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$(16)	$(11)	$(5)

Net cash provided by operating activities decreased $17 million compared to the prior-year period primarily due to higher cash used for development advance notes.
Net cash used in investing activities increased $15 million in the first quarter of 2024 compared to the prior-year period primarily due to an increase in cash used for loans provided related to development activities.
Net cash used in financing activities decreased $28 million in the first quarter of 2024 compared to the prior-year period primarily due to $48 million of borrowings on our revolving credit facility, which was primarily used for share repurchases. There were no borrowings on our revolving credit facility in the first quarter of 2023.
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
During the three months ended March 31, 2024, we spent $9 million on capital expenditures primarily related to information technology, including digital innovation. During 2024, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the three months ended March 31, 2024, we spent $31 million on development advance notes, net of repayments. During 2024, we anticipate spending approximately $90 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
During the three months ended March 31, 2024, we incurred $41 million of transaction-related costs associated with the failed hostile takeover attempt by Choice, of which $4 million has been paid. During 2024, we anticipate cash outflows of approximately $50 million (of which $7 million relates to costs incurred in 2023) in connection with these transaction-related costs.
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
Under our current stock repurchase program, we repurchased approximately 0.7 million shares at an average price of $78.63 for a cost of $57 million during the three months ended March 31, 2024. As of March 31, 2024, we had $387 million of remaining availability under our program. In April 2024, our Board approved an increase in the capacity of the program by $400 million.
Dividend Policy
We declared cash dividends of $0.38 per share in the first quarter of 2024 ($32 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2024, our annualized first-lien leverage ratio was 2.6 times.
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
As of March 31, 2024, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $6 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2023 Consolidated Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 9 - Fair Value to the Condensed Consolidated Financial Statements. Our principal market exposures are interest rate and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $623 million as of March 31, 2024. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $6 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2024. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2024, the absolute notional amount of our outstanding foreign exchange hedging instruments was $217 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately an $8 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2024, we had total net exposure in Argentina relating to foreign currency of approximately $5 million. We incurred immaterial foreign currency exchange gains related to Argentina during the three months ended March 31, 2024 and $1 million of losses during the three months ended March 31, 2023.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2024, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements for a description of claims and legal actions arising in the ordinary course of our business.
Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, and $400 million in 2023. In April 2024, our Board approved an increase in the capacity of the program by $400 million. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	167,092	$79.79	167,092	$429,555,772
February	163,166	78.90	163,166	416,682,671
March	388,768	77.10	388,768	386,708,908
Total	719,026	$78.13	719,026	$386,708,908
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On February 23, 2024, Michele Allen, the Company’s Chief Financial Officer and Head of Strategy, adopted a Rule 10b5‑1 trading plan (the “Allen Trading Plan”). The Allen Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Allen Trading Plan provides for the potential exercise of 2,667 vested stock options commencing on May 24, 2024. Ms. Allen will continue to hold all shares of common stock which remain from the option exercise following the associated sale of shares of common stock solely to cover option costs, tax obligations, commissions and fees. The Allen Trading Plan terminates on the earlier of May 31, 2024 or the date that all options are exercised.
On February 23, 2024, Scott Strickland, the Company’s Chief Commercial Officer, adopted a Rule 10b5‑1 trading plan (the “Strickland Trading Plan”). The Strickland Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Strickland Trading Plan provides for the potential exercise of 8,532 vested stock options commencing on May 24, 2024. Mr. Strickland will continue to hold all shares of common stock which remain from the option exercise following the associated sale of shares of common stock solely to cover option costs, tax obligations, commissions and fees. The Strickland Trading Plan terminates on the earlier of May 31, 2024 or the date that all options are exercised.

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: April 25, 2024	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer and Head of Strategy

Date: April 25, 2024	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.