Form 10-Q
period 2024-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2024-07-25
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
78,979,900 shares of common stock outstanding as of July 15, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2024, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
July 25, 2024

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues
Royalties and franchise fees	$144	$142	$260	$263
Marketing, reservation and loyalty	150	145	267	265
Management and other fees	2	5	5	8
License and other fees	31	29	57	53
Other	39	37	80	76
Fee-related and other revenues	366	358	669	665
Cost reimbursements	1	4	2	9
Net revenues	367	362	671	674
Expenses
Marketing, reservation and loyalty	155	160	285	284
Operating	17	23	36	43
General and administrative	32	31	60	61
Cost reimbursements	1	4	2	9
Depreciation and amortization	17	19	37	37
Transaction-related	5	4	46	4
Impairment	—	—	12	—
Restructuring	7	—	9	—
Separation-related	(12)	(2)	(11)	—
Total expenses	222	239	476	438
Operating income	145	123	195	236
Interest expense, net	30	24	59	46
Early extinguishment of debt	3	3	3	3
Income before income taxes	112	96	133	187
Provision for income taxes	26	26	31	50
Net income	$86	$70	$102	$137

Earnings per share
Basic	$1.07	$0.82	$1.27	$1.59
Diluted	1.07	0.82	1.26	1.59

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86	$70	$102	$137
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1)	2	(3)	3
Unrealized gains/(losses) on cash flow hedges	(1)	2	9	(5)
Other comprehensive income/(loss), net of tax	(2)	4	6	(2)
Comprehensive income	$84	$74	$108	$135
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$70	$66
Trade receivables, net	275	241
Prepaid expenses	39	27
Other current assets	48	39
Total current assets	432	373
Property and equipment, net	81	88
Goodwill	1,525	1,525
Trademarks, net	1,232	1,232
Franchise agreements and other intangibles, net	332	347
Other non-current assets	549	468
Total assets	$4,151	$4,033
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$44	$37
Accounts payable	67	32
Deferred revenues	106	91
Accrued expenses and other current liabilities	264	299
Total current liabilities	481	459
Long-term debt	2,383	2,164
Deferred income taxes	326	325
Deferred revenues	164	167
Other non-current liabilities	174	172
Total liabilities	3,528	3,287
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.6 and 102.1 issued as of June 30, 2024 and December 31, 2023	1	1
Treasury stock, at cost – 23.3 and 20.7 shares as of June 30, 2024 and December 31, 2023	(1,549)	(1,361)
Additional paid-in capital	1,618	1,599
Retained earnings	528	488
Accumulated other comprehensive income	25	19
Total stockholders’ equity	623	746
Total liabilities and stockholders’ equity	$4,151	$4,033

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$102	$137
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	37	37
Provision for doubtful accounts	1	—
Impairment	12	—
Deferred income taxes	(2)	—
Stock-based compensation	22	18
Loss on early extinguishment of debt	3	3
Net change in assets and liabilities:
Trade receivables	(37)	(24)
Prepaid expenses	(13)	(15)
Other current assets	5	19
Accounts payable, accrued expenses and other current liabilities	(10)	7
Deferred revenues	15	20
Payments of development advance notes, net	(64)	(31)
Other, net	6	5
Net cash provided by operating activities	77	176
Investing activities
Property and equipment additions	(16)	(18)
Loan advances, net	(15)	(1)
Net cash used in investing activities	(31)	(19)
Financing activities
Proceeds from borrowings	1,703	1,138
Principal payments on long-term debt	(1,477)	(1,149)
Debt issuance costs	(1)	(8)
Dividends to stockholders	(63)	(61)
Repurchases of common stock	(186)	(164)
Exercise of stock options	15	1
Net share settlement of incentive equity awards	(18)	(9)
Other, net	(5)	(2)
Net cash used in financing activities	(32)	(254)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(1)
Net increase/(decrease) in cash, cash equivalents and restricted cash	13	(98)
Cash, cash equivalents and restricted cash, beginning of period	66	161
Cash, cash equivalents and restricted cash, end of period	$79	$63
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746
Net income	—	—	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	8	8
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	—	—	(57)	—	—	—	(57)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	81	1	(1,418)	1,592	472	27	674
Net income	—	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	(2)	—	(131)	—	—	—	(131)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	12	—	—	12
Exercise of stock options	—	—	—	15	—	—	15
Other	—	—	—	—	1	—	1
Balance as of June 30, 2024	79	$1	$(1,549)	$1,618	$528	$25	$623

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(56)	—	—	—	(56)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of March 31, 2023	86	1	(1,020)	1,569	354	32	936
Net income	—	—	—	—	70	—	70
Other comprehensive income	—	—	—	—	—	4	4
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(2)	—	(109)	—	—	—	(109)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of June 30, 2023	84	$1	$(1,129)	$1,578	$394	$36	$880

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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued an accounting update, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This update should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures. The Company plans to adopt the guidance on January 1, 2025, as required.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Deferred initial franchise fee revenues	$142	$145
Deferred loyalty program revenues	97	95
Deferred co-branded credit card program revenues	11	3
Deferred other revenues	20	15
Total	$270	$258

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

	7/1/2024 - 6/30/2025	7/1/2025 - 6/30/2026	7/1/2026 - 6/30/2027	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$111	$142
Loyalty program revenues	64	23	8	2	97
Co-branded credit card program revenues	11	—	—	—	11
Other revenues	15	1	—	4	20
Total	$106	$32	$15	$117	$270
Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Royalties and franchise fees	$144	$142	$260	$263
Marketing and reservation fees	123	125	220	224
Loyalty revenue	27	20	47	41
Management and other fees	2	5	5	8
License and other fees	31	29	57	53
Cost reimbursements	1	4	2	9
Other revenue	39	37	80	76
Net revenues	$367	$362	$671	$674

Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of June 30, 2024 and December 31, 2023, capitalized contract costs were $71 million and $68 million, respectively, of which $4 million for both periods were included in other current assets and $67 million and $64 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$86	$70	$102	$137

Basic weighted average shares outstanding	80.4	85.3	80.7	85.9
Stock options and restricted stock units (“RSUs”) (a)	0.3	0.4	0.5	0.5
Diluted weighted average shares outstanding	80.7	85.7	81.2	86.4

Earnings per share:
Basic	$1.07	$0.82	$1.27	$1.59
Diluted	1.07	0.82	1.26	1.59

Dividends:
Cash dividends declared per share	$0.38	$0.35	$0.76	$0.70
Aggregate dividends paid to stockholders	$31	$30	$63	$61
______________________
(a)    Diluted shares outstanding excludes anti-dilutive shares related to stock options of 0.2 million for both the three and six months ended June 30, 2023. Anti-dilutive shares related to stock options were immaterial for both the three and six months ended June 30, 2024. Diluted shares outstanding excludes anti-dilutive shares related to RSUs of 0.6 million for both the three and six months ended June 30, 2024 and 0.4 million and 0.5 million for the three and six months ended June 30, 2023, respectively.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2023	20.7	$1,361	$65.69
For the six months ended June 30, 2024	2.6	188	74.20
As of June 30, 2024	23.3	$1,549	$66.61

The Company had $657 million of remaining availability under its program as of June 30, 2024.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the six months ended:

	2024	2023
Balance as of January 1,	$60	$64
Provision for doubtful accounts	3	—
Bad debt write-offs	(1)	(2)
Balance as of June 30,	$62	$62

6. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $5 million and $4 million for the three months ended June 30, 2024 and 2023, respectively, and $14 million and $8 million for the six months ended June 30, 2024 and 2023, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	June 30, 2024	December 31, 2023
Other non-current assets	$270	$228
During 2024, the Company made a non-cash reclass of $3 million from loan receivables to development advance notes, both of which were reported within other non-current assets.
As a result of the Company’s evaluation of the recoverability of the carrying value of the development advance notes, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Condensed Consolidated Statements of Income:	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Forgiveness of notes (a)	$6	$4	$11	$7
Impairment (b)	—	—	10	—
Bad debt expense related to notes	—	1	—	1
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 30,
	2024	2023
Payments of development advance notes	$(66)	$(32)
Proceeds from repayment of development advance notes	2	1
Payments of development advance notes, net	$(64)	$(31)
Restricted Cash
As of June 30, 2024, the Company had $9 million of restricted cash that is reported within other non-current assets on the Condensed Consolidated Balance Sheet. The Company had no restricted cash on its Condensed Consolidated Balance Sheet as of December 31, 2023.

7. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2020. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2016.
The Company made cash income tax payments, net of refunds, of $37 million and $36 million for the six months ended June 30, 2024 and 2023, respectively.
The Company’s effective tax rates were 23.2% and 27.1% during the three months ended June 30, 2024 and 2023, respectively and 23.3% and 26.7% during the six months ended June 30, 2024 and 2023, respectively. During 2024, the effective tax rate was lower primarily as a result of the non-taxable reversal of a separation-related reserve.
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

8. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	June 30, 2024		December 31, 2023
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$—	7.18%	$160	7.30%
$400 million term loan A (due April 2027)	374	7.18%	384	6.82%
$1.5 billion term loan B (due May 2030)	1,521	4.23%	1,123	4.10%
$500 million 4.375% senior unsecured notes (due August 2028)	496	4.38%	495	4.38%
Finance leases	36	4.50%	39	4.50%
Total long-term debt	2,427	4.99%	2,201	4.77%
Less: Current portion of long-term debt	44		37
Long-term debt	$2,383		$2,164
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $14 million and $16 million as of June 30, 2024 and December 31, 2023, respectively. The carrying amount of the term loan B is net of unamortized discounts of $6 million and $5 million as of June 30, 2024 and December 31, 2023, respectively.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2024 matures as follows:

Long-Term Debt
Within 1 year	$44
Between 1 and 2 years	52
Between 2 and 3 years	344
Between 3 and 4 years	23
Between 4 and 5 years	519
Thereafter	1,445
Total	$2,427
As of June 30, 2024, the available capacity under the Company’s revolving credit facility was $750 million.
Revolving Credit Facility
The Company had $160 million of outstanding borrowings on its revolving credit facility as of December 31, 2023. Such borrowings were included within long-term debt on the Condensed Consolidated Balance Sheets.
Fifth Amendment to the Credit Agreement
In May 2024, the Company entered into a Fifth Amendment to its credit agreement dated May 30, 2018, in which the Company repriced all of its Term Loan B loans (“Prior Term Loan B Facility”) and borrowed an incremental $400 million. The new Senior Secured Term Loan B Facility (“New Term Loan B”) had an outstanding principal balance of $1.5 billion as of June 30, 2024. The incremental proceeds of the New Term B were used for general corporate purposes, including the repayment of outstanding balances under the Company’s revolving credit facility. The New Term Loan B has substantially the same terms as the Prior Term Loan B. The New Term Loan B bears interest at the Borrower’s option at a rate of (a) base rate, plus an applicable rate of 0.75% or (b) Term SOFR, plus an applicable rate of 1.75%. The New Term Loan B is subject to the same prepayment provisions and covenants applicable to the Prior Term Loan B facility and will be subject to equal quarterly amortization of principal of 0.25% of the initial principal amount, starting with the first full fiscal quarter after the closing date.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $2 million and $3 million as of June 30, 2024 and December 31, 2023, respectively.
Cash Flow Hedge
In January 2024, the Company entered into new pay-fixed/receive-variable interest rate swaps that hedge the interest rate exposure on $275 million of our variable-rate debt with an effective date in the fourth quarter of 2024 and an expiration date in the fourth quarter of 2027. The weighted average fixed rate associated with the new swaps is 3.37% (plus applicable spreads). As of June 30, 2024, the Company has pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.1 billion, effectively representing more than 72% of the outstanding amount of its term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 0.91% to 3.84% based on various effective dates for each of the swap agreements, with $600 million of swaps expiring in the second quarter of 2028 and $475 million expiring in the fourth quarter of 2027. For the six months ended June 30, 2024 and 2023, the weighted average fixed rate (plus applicable spreads) for the swaps were 1.74% and 1.85%, respectively. The aggregate fair value of these interest rate swaps was an asset of $25 million and $13 million as of June 30, 2024 and December 31, 2023, respectively, which was included within other non-current assets on the Condensed Consolidated Balance Sheets. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $10 million and $9 million of income for the three months ended June 30, 2024 and 2023, respectively, and $20 million and $16 million of income for the six months ended June 30, 2024 and 2023, respectively.
There was no hedging ineffectiveness recognized in the six months ended June 30, 2024 or 2023. The Company expects to reclassify $21 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.

Interest Expense, Net
The Company incurred net interest expense of $30 million and $24 million for the three months ended June 30, 2024 and 2023, respectively, and $59 million and $46 million for the six months ended June 30, 2024 and 2023, respectively. Cash paid related to such interest was $58 million and $48 million for the six months ended June 30, 2024 and 2023, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million during both the three and six months ended June 30, 2024 and 2023 relating to the repricing and refinancing of the Company's term loan B, respectively.

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

	June 30, 2024
	Carrying Amount	Estimated Fair Value
Debt	$2,427	$2,416

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

Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized immaterial gains and $2 million of losses from freestanding foreign currency exchange contracts during the three months ended June 30, 2024 and 2023, respectively. The Company recognized $1 million of gains and $3 million of losses from freestanding foreign currency exchange contracts during the six months ended June 30, 2024 and 2023, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial foreign currency exchange losses related to Argentina during the three months ended June 30, 2024 and immaterial gains during the six months ended June 30, 2024. The Company incurred foreign currency exchange losses related to Argentina of $1 million and $3 million during the three and six months ended June 30, 2023, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of June 30, 2024, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $8 million and $7 million as of June 30, 2024 and December 31, 2023, respectively. The Company also had receivables of $6 million and $4 million as of June 30, 2024 and December 31, 2023, respectively, for certain matters which are covered by insurance and were included in other current assets on its Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

11. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2024, 4.4 million shares remained available.
During 2024, the Company granted incentive equity awards totaling $35 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $18 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent the Company achieves certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the six months ended June 30, 2024 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2023	1.0		$72.80	0.5		$76.56
Granted (a)	0.5		76.31	0.2	(b)	76.55
Vested	(0.4)		68.45	(0.1)		65.21
Canceled	(0.1)		76.74	—		—
Balance as of June 30, 2024	1.0	(c)	$76.10	0.6	(d)	$78.43
______________________
(a)Represents awards granted by the Company primarily in February 2024.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of June 30, 2024 have an aggregate unrecognized compensation expense of $62 million, which is expected to be recognized over a weighted average period of 2.8 years.
(d)PSUs outstanding as of June 30, 2024 have an aggregate maximum potential unrecognized compensation expense of $31 million, which may be recognized over a weighted average period of 2.1 years based on attainment of targets.

There were no stock options granted in 2024 or 2023. The activity related to stock options for the six months ended June 30, 2024 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1.0	$55.89
Granted	—	—
Exercised	(0.2)	61.40
Canceled	—	—
Outstanding as of June 30, 2024	0.8	$54.27	2.8	$16
Unvested as of June 30, 2024	—	$—	—	$—
Exercisable as of June 30, 2024	0.8	$53.98	2.8	$16
Stock-Based Compensation Expense
Stock-based compensation expense was $12 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, and $22 million and $18 million for the six months ended June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024, such expenses include $2 million for both periods which were recorded within restructuring costs and an immaterial amount and $1 million, respectively, which were recorded within transaction-related costs on the Condensed Consolidated Statements of Income.

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

	Three Months Ended June 30,
	2024		2023
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$367	$195	$362	$175
Corporate and Other	—	(17)	—	(17)
Total Company	$367	$178	$362	$158
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,
	2024	2023
Net income	$86	$70
Provision for income taxes	26	26
Depreciation and amortization	17	19
Interest expense, net	30	24
Early extinguishment of debt	3	3
Stock-based compensation	10	9
Development advance notes amortization	6	4
Restructuring costs	7	—
Transaction-related	5	4
Separation-related	(12)	(2)
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$178	$158

	Six Months Ended June 30,
	2024		2023
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$671	$353	$674	$339
Corporate and Other	—	(35)	—	(34)
Total Company	$671	$318	$674	$305
The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2024	2023
Net income	$102	$137
Provision for income taxes	31	50
Depreciation and amortization	37	37
Interest expense, net	59	46
Early extinguishment of debt	3	3
Stock-based compensation	19	18
Development advance notes amortization	11	7
Transaction-related	46	4
Impairment	12	—
Restructuring costs	9	—
Separation-related	(11)	—
Foreign currency impact of highly inflationary countries	—	3
Adjusted EBITDA	$318	$305

13. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $5 million and $46 million during the three and six months ended June 30, 2024, primarily related to costs associated with the failed hostile takeover defense and costs related to the repricing of the Company’s term loan B. Such amounts primarily consisted of legal and advisory costs. The Company recognized transaction-related expenses of $4 million during both the three and six months ended June 30, 2023, primarily related to costs associated with the refinancing of the Company’s term loan B. The following table presents activity for the six months ended June 30, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of June 30, 2024
Hostile takeover defense	$7	$42	$(46)	$(2)	$1
Debt repricing	—	4	(4)	—	—
Total accrued transaction-related expenses	$7	$46	$(50)	$(2)	$1
_____________________
(a)Represents non-cash retention-related payments in Company stock.
Impairment
As a result of the Company’s evaluation of the recoverability of the carrying value of certain assets, the Company recorded an impairment charge of $12 million, primarily related to development advance notes, during the first quarter of 2024. The impairment charge was reported within the impairment line item on the Condensed Consolidated Statements of Income.
Restructuring
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, during the three and six months ended June 30, 2024, the Company incurred $7 million and $9 million, respectively, of restructuring expenses, relating to 56 employees primarily in its Hotel Franchising segment. The following table presents activity for the six months ended June 30, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of June 30, 2024
2024 Plan
Personnel-related	$—	$9	$(3)	$(2)	$4
Total accrued restructuring	$—	$9	$(3)	$(2)	$4
_____________________
(a)Represents non-cash payments in Company stock.
Separation-Related
Separation-related costs associated with the Company's spin-off from former parent were $12 million and $11 million of income for the three and six months ended June 30, 2024, respectively, which were due to the reversal of a reserve related to the expiration of a tax matter. During the three months ended June 30, 2023, the Company reversed a $2 million reserve which was offset by $2 million of costs incurred in the first quarter of 2023, both of which were tax-related matters.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2023	$9	$10	$19
Period change	(2)	10	8
Balance as of March 31, 2024	7	20	27
Period change	(1)	(1)	(2)
Balance as of June 30, 2024	$6	$19	$25

Net of Tax
Balance as of December 31, 2022	$(3)	$41	$38
Period change	2	(8)	(6)
Balance as of March 31, 2023	(1)	33	32
Period change	2	2	4
Balance as of June 30, 2023	$1	$35	$36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, statements related to our views and expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources, share repurchases and dividends. Forward-looking statements are any statements other than statements of historical fact, including those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “predict,” “intend,” “goal,” “future,” “forward,” “remain,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
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

We may use our website and social media channels as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Disclosures of this nature will be included on our website in the Investors section, which can currently be accessed at https://investor.wyndhamhotels.com or on our social media channels, including the Company's LinkedIn account which can currently be accessed at https://www.linkedin.com/company/wyndhamhotels. Accordingly, investors should monitor this section of our website and our social media channels in addition to following our press releases, filings submitted with the SEC and any public conference calls or webcasts.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three and six months ended June 30, 2024 and 2023. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2024	2023	% Change
Rooms
United States	499,400	495,100	1%
International	385,500	356,400	8%
Total rooms	884,900	851,500	4%

	Three Months Ended June 30,
	2024	2023	Change (c)
RevPAR
United States	$55.44	$55.26	—%
International (a)	34.11	34.44	(1%)
Global RevPAR (a)	45.99	46.47	(1%)
Average Royalty Rate
United States	4.7%	4.6%	9 bps
International	2.4%	2.4%	6 bps
Global average royalty rate	4.0%	3.9%	4 bps

	Six Months Ended June 30,
	2024	2023	Change (c)
RevPAR
United States	$48.54	$49.57	(2%)
International (b)	31.76	31.25	2%
Global RevPAR (b)	41.14	41.86	(2%)
Average Royalty Rate
United States	4.6%	4.6%	7 bps
International	2.4%	2.3%	8 bps
Global average royalty rate	3.9%	3.9%	1 bp
______________________
(a)Excluding currency effects, international RevPAR increased 7% and global RevPAR increased 2%.
(b)Excluding currency effects, international RevPAR increased 10% and global RevPAR increased 1%.
(c)Amounts may not recalculate due to rounding.

Global rooms grew 4% compared to the prior year, reflecting 1% growth in the U.S. and 8% growth internationally. These increases included strong growth in the higher RevPAR midscale and above segments in the U.S. which grew 3%, as well as strong growth in our two highest RevPAR regions, EMEA and Latin America, which grew 12% and 11%, respectively.

Excluding currency effects, global RevPAR for the three months ended June 30, 2024 increased 2% compared to the prior year period, reflecting flat growth in the U.S. and international growth of 7%. In the U.S., our midscale and above segments grew RevPAR 2% year-over-year while RevPAR for our economy segment declined 2%. Overall, U.S. RevPAR results were driven by growth of 90 basis points in occupancy, partially offset by a decline of 50 basis points in ADR. Importantly, RevPAR growth in the U.S. accelerated during the second quarter, improving 520 basis points sequentially, including an improvement of 560 basis points for our U.S. economy brands. Internationally, RevPAR for our Latin America, EMEA and Canada regions collectively increased 15% due to both continued pricing power, with ADR up 13%, and occupancy growth of 2%. RevPAR for our APAC region declined 12% primarily due to a difficult year-over-year comparison resulting from that region's COVID recovery timing in second quarter 2023. APAC occupancy declined 7% and ADR declined 5%.

Excluding currency effects, global RevPAR for the six months ended June 30, 2024 increased 1% compared to the prior year period, reflecting a decline of 2% in the U.S. and international growth of 10%. In the U.S., the RevPAR decline was driven by lower occupancy, specifically in the economy segment. Internationally, RevPAR growth was driven by our Latin America and EMEA regions. International RevPAR growth was due to continued pricing power.

THREE MONTHS ENDED JUNE 30, 2024 VS. THREE MONTHS ENDED JUNE 30, 2023

	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenues
Fee-related and other revenues	$366	$358	$8	2%
Cost reimbursement revenues	1	4	(3)	(75%)
Net revenues	367	362	5	1%
Expenses
Marketing, reservation and loyalty expense	155	160	(5)	(3%)
Cost reimbursement expense	1	4	(3)	(75%)
Other expenses	66	75	(9)	(12%)
Total expenses	222	239	(17)	(7%)
Operating income	145	123	22	18%
Interest expense, net	30	24	6	25%
Early extinguishment of debt	3	3	—	—%
Income before income taxes	112	96	16	17%
Provision for income taxes	26	26	—	—%
Net income	$86	$70	$16	23%

Net revenues for the three months ended June 30, 2024 increased $5 million, or 1%, compared to the prior-year period, primarily driven by:
•$5 million of higher marketing, reservation and loyalty revenues primarily due to net room growth;
•$4 million of higher license and other ancillary revenues; and
•$2 million of higher royalty and franchise fees primarily due to net room growth; partially offset by
•$3 million of lower management fees partially due to the exit of the Company’s U.S. management business; and
•$3 million of lower cost-reimbursement revenues.
Total expenses for the three months ended June 30, 2024 decreased $17 million, or 7%, compared to the prior-year period, primarily driven by:
•$10 million of higher separation-related income primarily due to the reversal of a reserve related to the expiration of a tax matter associated with our spin-off;
•$5 million of lower marketing, reservation and loyalty expenses primarily due to timing of spend;
•$6 million of lower operating costs primarily due to an insurance recovery as well as disciplined cost management;
•$3 million of lower cost-reimbursement expenses, which have no impact on net income; and
•$2 million of lower depreciation and amortization; partially offset by
•$7 million of restructuring costs incurred in 2024.
Interest expense, net for the three months ended June 30, 2024 increased $6 million, or 25%, compared to the prior-year period primarily due to a higher debt balance.
Early extinguishment of debt was $3 million for both the three months ended June 30, 2024 and 2023 related to the repricing and refinancing of our term loan B, respectively.
Our effective tax rates were 23.2% and 27.1% during the three months ended June 30, 2024 and 2023, respectively. During 2024, the effective tax rate was lower primarily as a result of the non-taxable reversal of a separation-related reserve associated with our spin-off.

As a result of these items, net income for the three months ended June 30, 2024 increased $16 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended June 30,
	2024	2023
Net income	$86	$70
Provision for income taxes	26	26
Depreciation and amortization	17	19
Interest expense, net	30	24
Early extinguishment of debt	3	3
Stock-based compensation	10	9
Development advance notes amortization	6	4
Restructuring costs	7	—
Transaction-related	5	4
Separation-related	(12)	(2)
Foreign currency impact of highly inflationary countries	—	1
Adjusted EBITDA	$178	$158

Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Net Revenues			Adjusted EBITDA
	2024	2023	% Change	2024	2023	% Change
Hotel Franchising	$367	$362	1%	$195	$175	11%
Corporate and Other	—	—	n/a	(17)	(17)	—%
Total Company	$367	$362	1%	$178	$158	13%

Hotel Franchising
Net revenues increased $5 million, or 1%, compared to the second quarter of 2023, as discussed above.
Adjusted EBITDA increased $20 million, or 11%, compared to the second quarter of 2023, primarily driven by higher revenues and lower marketing, reservation and loyalty expenses and operating expenses as discussed above.
Corporate and Other
Corporate and other expenses were $17 million for the second quarter of 2024, flat with the comparable prior year period.

SIX MONTHS ENDED JUNE 30, 2024 VS. SIX MONTHS ENDED JUNE 30, 2023

	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenues
Fee-related and other revenues	$669	$665	$4	1%
Cost reimbursement revenues	2	9	(7)	(78%)
Net revenues	671	674	(3)	—%
Expenses
Marketing, reservation and loyalty expense	285	284	1	—%
Cost reimbursement expense	2	9	(7)	(78%)
Other expenses	189	145	44	30%
Total expenses	476	438	38	9%
Operating income	195	236	(41)	(17%)
Interest expense, net	59	46	13	28%
Early extinguishment of debt	3	3	—	—%
Income before income taxes	133	187	(54)	(29%)
Provision for income taxes	31	50	(19)	(38%)
Net income	$102	$137	$(35)	(26%)

Net revenues for the six months ended June 30, 2024 decreased $3 million, compared to the prior-year period, primarily driven by;
•$8 million of higher license and other ancillary revenues; and
•$2 million of higher marketing, reservation and loyalty revenues due to net room growth; partially offset by
•$3 million of lower royalty and franchise fees primarily due to lower global RevPAR, partially offset by net room growth;
•$7 million of lower cost-reimbursement revenues, partially due to the exit of our U.S. management business; and
•$3 million of lower management fees.
Total expenses for the six months ended June 30, 2024 increased $38 million, or 9%, compared to the prior-year period, primarily driven by;
•$42 million of higher transaction-related expenses primarily due to the failed hostile takeover attempt in 2024;
•$12 million of impairment charges, primarily related to development advance notes; and
•$9 million of restructuring costs; partially offset by
•$11 million of separation-related income due to the reversal of a reserve in 2024 related to the expiration of a tax matter associated with our spin-off;
•$7 million of lower operating costs primarily due to disciplined cost management and an insurance recovery; and
•$7 million of lower cost-reimbursement expenses, which have no impact on net income.
Interest expense, net for the six months ended June 30, 2024 increased $13 million, or 28%, compared to the prior-year period primarily due to a higher debt balance.
Early extinguishment of debt was $3 million for both the six months ended June 30, 2024 and 2023 related to the repricing and refinancing of our term loan B, respectively.
Our effective tax rates were 23.3% and 26.7% during the six months ended June 30, 2024 and 2023, respectively. During 2024, the effective tax rate was lower primarily as a result of the non-taxable reversal of a separation-related reserve associated with our spin-off.
As a result of these items, net income for the six months ended June 30, 2024 decreased $35 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2024	2023
Net income	$102	$137
Provision for income taxes	31	50
Depreciation and amortization	37	37
Interest expense, net	59	46
Early extinguishment of debt	3	3
Stock-based compensation	19	18
Development advance notes amortization	11	7
Transaction-related	46	4
Impairments, net	12	—
Restructuring costs	9	—
Separation-related	(11)	—
Foreign currency impact of highly inflationary countries	—	3
Adjusted EBITDA	$318	$305
Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the six months ended June 30, 2024 compared to June 30, 2023:

	Net Revenues			Adjusted EBITDA
	2024	2023	% Change	2024	2023	% Change
Hotel Franchising	$671	$674	—%	$353	$339	4%
Corporate and Other	—	—	n/a	(35)	(34)	(3%)
Total Company	$671	$674	—%	$318	$305	4%

Hotel Franchising
Net revenues for the six months ended June 30, 2024 decreased $3 million compared to the prior-year period as discussed above.
Adjusted EBITDA for the six months ended June 30, 2024 increased $14 million compared to the prior-year period, primarily driven by higher license and other ancillary revenues and lower operating expenses as discussed above.
Corporate and Other
Adjusted EBITDA for the six months ended June 30, 2024 was unfavorable by $1 million compared to the prior-year period.

DEVELOPMENT
On June 30, 2024, our global development pipeline consisted of approximately 2,000 hotels and 245,000 rooms, representing a 7% year-over-year increase, including 5% growth in the U.S. and 9% internationally. Approximately 70% of our pipeline is in the midscale and above segments and 14% of our pipeline represents ECHO Suites Extended Stay by Wyndham. Approximately 58% of our pipeline is international. Additionally, approximately 79% of our pipeline is new construction, of which approximately 35% has broken ground.

RESTRUCTURING
During the first quarter of 2024, we approved a restructuring plan focused on enhancing our organizational efficiency. As a result, during the three and six months ended June 30, 2024, we incurred $7 million and $9 million, respectively, of restructuring expenses, relating to 56 employees primarily in our Hotel Franchising segment. The following table presents activity for the six months ended June 30, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of June 30, 2024
2024 Plan
Personnel-related	$—	$9	$(3)	$(2)	$4
Total accrued restructuring	$—	$9	$(3)	$(2)	$4
_____________________
(a)Represents non-cash payments in Company stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2024	December 31, 2023	Change
Total assets	$4,151	$4,033	$118
Total liabilities	3,528	3,287	241
Total stockholders’ equity	623	746	(123)

Total assets increased $118 million from December 31, 2023 to June 30, 2024 primarily related to an increase in development advance notes and accounts receivable due to seasonality. Total liabilities increased $241 million from December 31, 2023 to June 30, 2024 primarily related to higher net debt of $226 million. Total equity decreased $123 million from December 31, 2023 to June 30, 2024 primarily due to $188 million of stock repurchases and $63 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of June 30, 2024, our liquidity was $820 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of June 30, 2024, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of June 30, 2024, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $374 million maturing in 2027 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which none was outstanding.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of June 30, 2024, the margin on our term loan A was 1.75%.
As of June 30, 2024, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.1 billion, effectively representing more than 72% of the outstanding amount of its term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 0.91% to 3.84% based on various effective dates for each of the swap agreements, with $600 million of swaps that expire in the second quarter of 2028 and $475 million expiring in the fourth quarter of 2027.
As of June 30, 2024, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Cash provided by/(used in)
Operating activities	$77	$176	$(99)
Investing activities	(31)	(19)	(12)
Financing activities	(32)	(254)	222
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	(1)	—
Net change in cash, cash equivalents and restricted cash	$13	$(98)	$111

Net cash provided by operating activities decreased $99 million compared to the prior-year period primarily due to $46 million of transaction-related payments in 2024 related to the unsuccessful hostile takeover attempt and higher cash used for development advances.
Net cash used in investing activities increased $12 million compared to the prior-year period primarily due to an increase in cash used for loans in connection with development activities.
Net cash used in financing activities decreased $222 million compared to the prior-year period primarily due to new net debt borrowings of $237 million, partially offset by $22 million of higher stock repurchases.
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
During the six months ended June 30, 2024, we spent $16 million on capital expenditures primarily related to information technology, including digital innovation. During 2024, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the six months ended June 30, 2024, we spent $64 million on development advance notes, net of repayments. During 2024, we anticipate spending approximately $110 million on development advance notes. We may also provide other forms of financial support such as enhanced credit support to further assist in the growth of our business.
During the six months ended June 30, 2024, we incurred $42 million of transaction-related costs associated with the failed hostile takeover attempt. During the first half of 2024, we paid $46 million, including amounts incurred in 2023 for this transaction and we don't anticipate any other significant payments for the remainder of 2024.

We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility.
Stock Repurchase Program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Under our current stock repurchase program, we repurchased approximately 2.6 million shares at an average price of $74.20 for a cost of $188 million during the six months ended June 30, 2024. As of June 30, 2024, we had $657 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.38 per share in the first and second quarters of 2024 ($63 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2024, our annualized first-lien leverage ratio was 2.8 times.
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
As of June 30, 2024, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $5 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $810 million as of June 30, 2024. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $4 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately an $8 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2024. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2024, the absolute notional amount of our outstanding foreign exchange hedging instruments was $205 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of June 30, 2024, we had total net exposure in Argentina relating to foreign currency of approximately $5 million. We incurred immaterial foreign currency exchange gains related to Argentina during the six months ended June 30, 2024 and $3 million of losses during the six months ended June 30, 2023.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2024, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April	392,684	$72.78	392,684	$758,129,125
May	801,351	71.27	801,351	701,017,058
June	617,260	71.90	617,260	656,637,577
Total	1,811,295	$71.81	1,811,295	$656,637,577

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: July 25, 2024	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer and Head of Strategy

Date: July 25, 2024	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Fifth Amendment, dated as of May 24, 2024, to the Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment, dated as of April 30, 2020, the Second Amendment, dated as of August 10, 2020, the Third Amendment, dated as of April 8, 2022, and the Fourth Amendment, dated as of May 25, 2023, with Bank of America, N.A., as administrative agent, the several lenders from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 28, 2024)

10.2†*	Separation and Release Agreement, dated as of March 28, 2024, between Wyndham Hotels & Resorts, Inc. and Lisa Checchio
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
† Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished with this report.