Form 10-Q
period 2024-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2024-10-24
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
77,789,308 shares of common stock outstanding as of October 15, 2024.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2024, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
October 24, 2024

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues
Royalties and franchise fees	$159	$152	$419	$415
Marketing, reservation and loyalty	161	179	429	445
Management and other fees	3	3	7	11
License and other fees	32	30	89	83
Other	39	36	119	110
Fee-related and other revenues	394	400	1,063	1,064
Cost reimbursements	2	2	4	12
Net revenues	396	402	1,067	1,076
Expenses
Marketing, reservation and loyalty	149	162	435	446
Operating	23	24	59	65
General and administrative	30	31	91	93
Cost reimbursements	2	2	4	12
Depreciation and amortization	17	19	54	56
Transaction-related	1	1	46	5
Impairment	—	—	12	—
Restructuring	2	—	11	—
Separation-related	1	—	(11)	—
Total expenses	225	239	701	677
Operating income	171	163	366	399
Interest expense, net	34	27	93	73
Early extinguishment of debt	—	—	3	3
Income before income taxes	137	136	270	323
Provision for income taxes	35	33	66	83
Net income	$102	$103	$204	$240

Earnings per share
Basic	$1.30	$1.22	$2.55	$2.81
Diluted	1.29	1.21	2.54	2.79

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$102	$103	$204	$240
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	4	(2)	1	2
Unrealized losses on cash flow hedges	(29)	—	(20)	(6)
Other comprehensive loss, net of tax	(25)	(2)	(19)	(4)
Comprehensive income	$77	$101	$185	$236
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$72	$66
Trade receivables, net	286	241
Prepaid expenses	40	27
Other current assets	47	39
Total current assets	445	373
Property and equipment, net	78	88
Goodwill	1,525	1,525
Trademarks, net	1,233	1,232
Franchise agreements and other intangibles, net	326	347
Other non-current assets	547	468
Total assets	$4,154	$4,033
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$47	$37
Accounts payable	62	32
Deferred revenues	98	91
Accrued expenses and other current liabilities	252	299
Total current liabilities	459	459
Long-term debt	2,440	2,164
Deferred income taxes	314	325
Deferred revenues	165	167
Other non-current liabilities	193	172
Total liabilities	3,571	3,287
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.7 and 102.1 issued as of September 30, 2024 and December 31, 2023	1	1
Treasury stock, at cost – 24.5 and 20.7 shares as of September 30, 2024 and December 31, 2023	(1,646)	(1,361)
Additional paid-in capital	1,628	1,599
Retained earnings	600	488
Accumulated other comprehensive income	—	19
Total stockholders’ equity	583	746
Total liabilities and stockholders’ equity	$4,154	$4,033

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$204	$240
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	54	56
Provision for doubtful accounts	2	2
Impairment	12	—
Deferred income taxes	(5)	(5)
Stock-based compensation	33	28
Loss on early extinguishment of debt	3	3
Net change in assets and liabilities:
Trade receivables	(47)	(40)
Prepaid expenses	(13)	6
Other current assets	2	8
Accounts payable, accrued expenses and other current liabilities	(25)	(15)
Deferred revenues	7	10
Payments of development advance notes, net	(88)	(47)
Other, net	17	7
Net cash provided by operating activities	156	253
Investing activities
Property and equipment additions	(24)	(28)
Loan advances, net	(16)	(22)
Net cash used in investing activities	(40)	(50)
Financing activities
Proceeds from borrowings	1,802	1,308
Principal payments on long-term debt	(1,516)	(1,217)
Debt issuance costs	(1)	(10)
Dividends to stockholders	(92)	(90)
Repurchases of common stock	(283)	(261)
Exercise of stock options	15	—
Net share settlement of incentive equity awards	(19)	(9)
Other, net	(6)	(4)
Net cash used in financing activities	(100)	(283)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(2)
Net increase/(decrease) in cash, cash equivalents and restricted cash	16	(82)
Cash, cash equivalents and restricted cash, beginning of period	66	161
Cash, cash equivalents and restricted cash, end of period	$82	$79
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746
Net income	—	—	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	8	8
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	—	—	(57)	—	—	—	(57)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	81	1	(1,418)	1,592	472	27	674
Net income	—	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	(2)	—	(131)	—	—	—	(131)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	12	—	—	12
Exercise of stock options	—	—	—	15	—	—	15
Other	—	—	—	—	1	—	1
Balance as of June 30, 2024	79	1	(1,549)	1,618	528	25	623
Net income	—	—	—	—	102	—	102
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(97)	—	—	—	(97)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	11	—	—	11
Balance as of September 30, 2024	78	$1	$(1,646)	$1,628	$600	$—	$583

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	$1	$(964)	$1,569	$318	$38	$962
Net income	—	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	—	—	(56)	—	—	—	(56)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of March 31, 2023	86	1	(1,020)	1,569	354	32	936
Net income	—	—	—	—	70	—	70
Other comprehensive income	—	—	—	—	—	4	4
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(2)	—	(109)	—	—	—	(109)
Change in deferred compensation	—	—	—	9	—	—	9
Balance as of June 30, 2023	84	1	(1,129)	1,578	394	36	880
Net income	—	—	—	—	103	—	103
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(29)	—	(29)
Repurchase of common stock	(1)	—	(105)	—	—	—	(105)
Change in deferred compensation	—	—	—	10	—	—	10
Other	—	—	—	—	(1)	—	(1)
Balance as of September 30, 2023	83	$1	$(1,234)	$1,588	$467	$34	$856
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

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Deferred initial franchise fee revenues	$142	$145
Deferred loyalty program revenues	99	95
Deferred co-branded credit card program revenues	—	3
Deferred other revenues	22	15
Total	$263	$258

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

	10/1/2024 - 9/30/2025	10/1/2025 - 9/30/2026	10/1/2026 - 9/30/2027	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$111	$142
Loyalty program revenues	64	24	9	2	99
Other revenues	18	1	—	3	22
Total	$98	$33	$16	$116	$263
Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024		2023
Royalties and franchise fees	$159	$152	$419		$415
Marketing and reservation fees	136	155	356		380
Loyalty revenue	25	24	73	65	65
Management and other fees	3	3	7		11
License and other fees	32	30	89		83
Cost reimbursements	2	2	4		12
Other revenue	39	36	119		110
Net revenues	$396	$402	$1,067		$1,076

Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2024 and December 31, 2023, capitalized contract costs were $84 million and $68 million, respectively, of which $15 million and $4 million, respectively, were included in other current assets and $69 million and $64 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$102	$103	$204	$240

Basic weighted average shares outstanding	78.8	84.0	80.1	85.2
Stock options and restricted stock units (“RSUs”) (a)	0.4	0.5	0.4	0.5
Diluted weighted average shares outstanding	79.2	84.5	80.5	85.7

Earnings per share:
Basic	$1.30	$1.22	$2.55	$2.81
Diluted	1.29	1.21	2.54	2.79

Dividends:
Cash dividends declared per share	$0.38	$0.35	$1.14	$1.05
Aggregate dividends paid to stockholders	$29	$29	$92	$90
______________________
(a)    Diluted shares outstanding excludes anti-dilutive shares related to stock options of 0.2 million for both the three and nine months ended September 30, 2023. Anti-dilutive shares related to stock options were immaterial for both the three and nine months ended September 30, 2024. Diluted shares outstanding excludes anti-dilutive shares related to RSUs of 0.5 million for both the three and nine months ended September 30, 2024 and 0.4 million for both the three and nine months ended September 30, 2023.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2023	20.7	$1,361	$65.69
For the nine months ended September 30, 2024	3.8	285	75.01
As of September 30, 2024	24.5	$1,646	$67.13

The Company had $560 million of remaining availability under its program as of September 30, 2024.

5. ACCOUNTS RECEIVABLE
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the nine months ended:

	2024	2023
Balance as of January 1,	$60	$64
Provision for doubtful accounts	4	2
Bad debt write-offs	(1)	(3)
Balance as of September 30,	$63	$63

6. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $5 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $18 million and $11 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	September 30, 2024	December 31, 2023
Other non-current assets	$288	$228
During 2024, the Company made a non-cash reclass of $3 million from loan receivables to development advance notes, both of which were reported within other non-current assets.
As a result of the Company’s evaluation of the recoverability of the carrying value of the development advance notes, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Condensed Consolidated Statements of Income:	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Forgiveness of notes (a)	$6	$4	$18	$11
Impairment (b)	—	—	10	—
Bad debt expense related to notes	—	—	—	1
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2024	2023
Payments of development advance notes	$(91)	$(48)
Proceeds from repayment of development advance notes	3	1
Payments of development advance notes, net	$(88)	$(47)
Restricted Cash
As of September 30, 2024, the Company had $10 million of restricted cash that is reported within other non-current assets on the Condensed Consolidated Balance Sheet. The Company had no restricted cash on its Condensed Consolidated Balance Sheet as of December 31, 2023.

7. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2020. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2017.
The Company made cash income tax payments, net of refunds, of $69 million and $67 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company’s effective tax rates were 25.5% and 24.3% during the three months ended September 30, 2024 and 2023, respectively. Such increase was primarily due to the absence of a tax benefit from a state legislative change that resulted in the release of a valuation allowance in 2023.
The Company’s effective tax rates were 24.4% and 25.7% during the nine months ended September 30, 2024 and 2023, respectively. Such decrease was primarily a result of a reversal of a non-taxable separation-related reserve.
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

8. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2024		December 31, 2023
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$69	7.17%	$160	7.30%
$400 million term loan A (due April 2027)	369	7.17%	384	6.82%
$1.5 billion term loan B (due May 2030)	1,518	4.42%	1,123	4.10%
$500 million 4.375% senior unsecured notes (due August 2028)	496	4.38%	495	4.38%
Finance leases	35	4.50%	39	4.50%
Total long-term debt	2,487	5.02%	2,201	4.77%
Less: Current portion of long-term debt	47		37
Long-term debt	$2,440		$2,164
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $13 million and $16 million as of September 30, 2024 and December 31, 2023, respectively. The carrying amount of the term loan B is net of unamortized discounts of $6 million and $5 million as of September 30, 2024 and December 31, 2023, respectively.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2024 matures as follows:

Long-Term Debt
Within 1 year	$47
Between 1 and 2 years	52
Between 2 and 3 years	406
Between 3 and 4 years	519
Between 4 and 5 years	23
Thereafter	1,440
Total	$2,487
As of September 30, 2024, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	69
Available capacity	$681
Revolving Credit Facility
The Company had $69 million and $160 million of outstanding borrowings on its revolving credit facility as of September 30, 2024 and December 31, 2023, respectively. Such borrowings were included within long-term debt on the Condensed Consolidated Balance Sheets.
Fifth Amendment to the Credit Agreement
In May 2024, the Company entered into a Fifth Amendment to its credit agreement dated May 30, 2018, in which the Company repriced all of its Term Loan B loans (“Prior Term Loan B Facility”) and borrowed an incremental $400 million. The new Senior Secured Term Loan B Facility (“New Term Loan B”) had an outstanding principal balance of $1.5 billion as of September 30, 2024. The incremental proceeds of the New Term B were used for general corporate purposes, including the repayment of outstanding balances under the Company’s revolving credit facility. The New Term Loan B has substantially the same terms as the Prior Term Loan B. The New Term Loan B bears interest at the Borrower’s option at a rate of (a) base rate, plus an applicable rate of 0.75% or (b) Term SOFR, plus an applicable rate of 1.75%. The New Term Loan B is subject to the same prepayment provisions and covenants applicable to the Prior Term Loan B facility and will be subject to equal quarterly amortization of principal of 0.25% of the initial principal amount, starting with the first full fiscal quarter after the closing date.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $2 million and $3 million as of September 30, 2024 and December 31, 2023, respectively.
Cash Flow Hedge
In January 2024, the Company entered into new pay-fixed/receive-variable interest rate swaps that hedge the interest rate exposure on $275 million of our variable-rate debt with an effective date in the fourth quarter of 2024 and an expiration date in the fourth quarter of 2027. The weighted average fixed rate associated with the new swaps is 3.37% (plus applicable spreads). In September 2024, the Company entered into new pay-fixed/receive-variable interest rate swaps that hedge the interest rate exposure on $350 million of its variable-rate debt with an effective date in the third quarter of 2024 and an expiration date in the third quarter of 2028. The weighted average fixed rate associated with these new swaps is 3.31% (plus applicable spreads).
As of September 30, 2024, the Company has pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.5 billion, effectively representing nearly all of the outstanding amount of its term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 0.91% to 3.84% based on various effective dates for each of the swap agreements, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For the nine months ended September 30,

2024 and 2023, the weighted average fixed rate (plus applicable spreads) for the swaps were 1.95% and 1.79%, respectively. The aggregate fair value of these interest rate swaps was a $14 million net liability and $13 million net asset as of September 30, 2024 and December 31, 2023, respectively, which was included within other non-current liabilities and other non-current assets on the Condensed Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Condensed Consolidated Statements of Income was $8 million and $10 million of income for the three months ended September 30, 2024 and 2023, respectively, and $28 million and $26 million of income for the nine months ended September 30, 2024 and 2023, respectively.
There was no hedging ineffectiveness recognized in the nine months ended September 30, 2024 or 2023. The Company expects to reclassify $7 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $34 million and $27 million for the three months ended September 30, 2024 and 2023, respectively, and $93 million and $73 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid related to such interest was $99 million and $80 million for the nine months ended September 30, 2024 and 2023, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million during both the nine months ended September 30, 2024 and 2023 relating to the repricing and refinancing of the Company's term loan B, respectively.

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

	September 30, 2024
	Carrying Amount	Estimated Fair Value
Debt	$2,487	$2,484

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $1 million of losses and $1 million of gains from freestanding foreign currency exchange contracts during the three months ended September 30, 2024 and 2023, respectively. The Company recognized immaterial gains and $2 million of losses from freestanding foreign currency exchange contracts during the nine months ended September 30, 2024 and 2023, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial foreign currency exchange losses related to highly inflationary countries during the three months ended September 30, 2024 and $1 million of losses during the nine months ended September 30, 2024. The Company incurred foreign currency exchange losses related to highly inflationary countries of $3 million and $6 million during the three and nine months ended September 30, 2023, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of September 30, 2024, the Company is aware of approximately 35 pending matters filed naming the Company and/or subsidiaries. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $2 million and $7 million as of September 30, 2024 and December 31, 2023, respectively. The Company also had receivables for certain matters which are covered by insurance. Such receivables were immaterial as of September 30, 2024 and were $4 million as of December 31, 2023 and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $9 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

11. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which became effective on May 14, 2018, a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2024, 4.4 million shares remained available.
During 2024, the Company granted incentive equity awards totaling $36 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $18 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent the Company achieves certain performance metrics.

Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2024 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2023	1.0		$72.80	0.5		$76.56
Granted (a)	0.5		76.65	0.2	(b)	76.55
Vested	(0.5)		68.79	(0.1)		65.21
Canceled	(0.1)		76.72	—		—
Balance as of September 30, 2024	0.9	(c)	$76.41	0.6	(d)	$78.43
______________________
(a)Represents awards granted by the Company primarily in February 2024.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of September 30, 2024 have an aggregate unrecognized compensation expense of $55 million, which is expected to be recognized over a weighted average period of 2.6 years.
(d)PSUs outstanding as of September 30, 2024 have an aggregate maximum potential unrecognized compensation expense of $26 million, which may be recognized over a weighted average period of 2.0 years based on attainment of targets.
There were no stock options granted in 2024 or 2023. The activity related to stock options for the nine months ended September 30, 2024 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1.0	$55.89
Granted	—	—
Exercised	(0.2)	61.06
Canceled	—	—
Outstanding as of September 30, 2024	0.8	$54.28	2.6	$19
Unvested as of September 30, 2024	—	$—	—	$—
Exercisable as of September 30, 2024	0.8	$53.99	2.6	$19
Stock-Based Compensation Expense
Stock-based compensation expense was $10 million for both the three months ended September 30, 2024 and 2023, respectively, and $33 million and $28 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, $2 million and $1 million of stock-based compensation expense was recorded within restructuring costs and transaction-related costs, respectively on the Condensed Consolidated Statements of Income. There were no amounts recorded within restructuring costs and transaction-related costs for the three months ended September 30, 2024 on Condensed Consolidated Statements of Income.

12. SEGMENT INFORMATION
The reportable segment presented below represents the Company’s operating segment for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. In identifying its reportable segment, the Company also considers the nature of services provided by its operating segment. Management evaluates the operating results of its reportable segment based upon net revenues and “adjusted EBITDA”, which is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. The Company believes that adjusted EBITDA is a useful measure of performance for its segment which, when considered with U.S. GAAP measures, allows a more complete understanding of its operating performance. The Company uses this measure internally to assess operating performance, both absolutely and in comparison, to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. The Company’s presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

	Three Months Ended September 30,
	2024		2023
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$396	$224	$402	$215
Corporate and Other	—	(16)	—	(15)
Total Company	$396	$208	$402	$200
The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2024	2023
Net income	$102	$103
Provision for income taxes	35	33
Depreciation and amortization	17	19
Interest expense, net	34	27
Stock-based compensation	10	10
Development advance notes amortization	6	4
Restructuring costs	2	—
Transaction-related	1	1
Separation-related	1	—
Foreign currency impact of highly inflationary countries	—	3
Adjusted EBITDA	$208	$200

	Nine Months Ended September 30,
	2024		2023
	Net Revenues	Adjusted EBITDA	Net Revenues	Adjusted EBITDA
Hotel Franchising	$1,067	$578	$1,076	$554
Corporate and Other	—	(51)	—	(49)
Total Company	$1,067	$527	$1,076	$505
The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2024	2023
Net income	$204	$240
Provision for income taxes	66	83
Depreciation and amortization	54	56
Interest expense, net	93	73
Early extinguishment of debt	3	3
Stock-based compensation	30	28
Development advance notes amortization	18	11
Transaction-related	46	5
Impairment	12	—
Restructuring costs	11	—
Separation-related	(11)	—
Foreign currency impact of highly inflationary countries	1	6
Adjusted EBITDA	$527	$505

13. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $1 million and $46 million during the three and nine months ended September 30, 2024, primarily related to costs associated with the failed hostile takeover defense and costs related to the repricing of the Company’s term loan B. Such amounts primarily consisted of legal and advisory costs. The Company recognized transaction-related expenses of $1 million and $5 million during the three and nine months ended September 30, 2023, respectively, related to corporate transactions, including costs associated with the refinancing of the Company’s term loan B. The following table presents activity for the nine months ended September 30, 2024:

		2024 Activity
	Liability as of December 31, 2023 (a)	Costs Recognized	Cash Payments	Other (b)	Liability as of September 30, 2024 (a)
Hostile takeover defense	$7	$42	$(47)	$(2)	$—
Debt repricing	—	4	(4)	—	—
Total accrued transaction-related expenses	$7	$46	$(51)	$(2)	$—
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents non-cash retention-related payments in Company stock.

Impairment
As a result of the Company’s evaluation of the recoverability of the carrying value of certain assets, the Company recorded an impairment charge of $12 million, primarily related to development advance notes, during the first quarter of 2024. The impairment charge was reported within the impairment line item on the Condensed Consolidated Statements of Income.

Restructuring
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, during the three and nine months ended September 30, 2024, the Company incurred $2 million and $11 million, respectively, of restructuring expenses, relating to 111 employees primarily in its Hotel Franchising segment. The following table presents activity for the nine months ended September 30, 2024:

		2024 Activity
	Liability as of December 31, 2023 (a)	Costs Recognized	Cash Payments	Other (b)	Liability as of September 30, 2024 (a)
2024 Plan
Personnel-related	$—	$11	$(6)	$(2)	$3
Total accrued restructuring	$—	$11	$(6)	$(2)	$3
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents non-cash payments in Company stock.
Separation-Related
Separation-related costs associated with the Company’s spin-off from former parent were $1 million of expense and $11 million of income for the three and nine months ended September 30, 2024, respectively, which were primarily due to the reversal of a reserve related to the expiration of a tax matter.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2023	$9	$10	$19
Period change	(2)	10	8
Balance as of March 31, 2024	7	20	27
Period change	(1)	(1)	(2)
Balance as of June 30, 2024	6	19	25
Period change	4	(29)	(25)
Balance as of September 30, 2024	$10	$(10)	$—

Net of Tax
Balance as of December 31, 2022	$(3)	$41	$38
Period change	2	(8)	(6)
Balance as of March 31, 2023	(1)	33	32
Period change	2	2	4
Balance as of June 30, 2023	1	35	36
Period change	(2)	—	(2)
Balance as of September 30, 2023	$(1)	$35	$34

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures; global or regional health crises or pandemics including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and restrictions on travel; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, respectively; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC. These risks and uncertainties are not the only ones we may face and additional risks may arise or become material in the future. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three and nine months ended September 30, 2024 and 2023. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2024	2023	% Change
Rooms
United States	500,600	495,700	1%
International	392,000	362,300	8%
Total rooms	892,600	858,000	4%

	Three Months Ended September 30,
	2024	2023	Change (c)
RevPAR
United States	$57.98	$58.46	(1%)
International (a)	38.60	38.05	1%
Global RevPAR (a)	49.33	49.71	(1%)
Average Royalty Rate
United States	4.7%	4.6%	12 bps
International	2.5%	2.5%	2 bps
Global average royalty rate	4.0%	3.9%	4 bps

	Nine Months Ended September 30,
	2024	2023	Change (c)
RevPAR
United States	$51.69	$52.56	(2%)
International (b)	34.08	33.59	1%
Global RevPAR (b)	43.89	44.52	(1%)
Average Royalty Rate
United States	4.7%	4.6%	8 bps
International	2.4%	2.4%	6 bps
Global average royalty rate	3.9%	3.9%	2 bps
______________________
(a)Excluding currency effects, international RevPAR increased 7% and global RevPAR increased 1%.
(b)Excluding currency effects, international RevPAR increased 9% and global RevPAR increased 1%.
(c)Amounts may not recalculate due to rounding.

Global rooms grew 4% compared to the prior year, reflecting 1% growth in the U.S. and 8% growth internationally. These increases included 3% growth in the higher RevPAR midscale and above segments in the U.S., as well as strong growth in the Company's EMEA and Latin America regions, which both grew 11%.

Excluding currency effects, global RevPAR for the three months ended September 30, 2024 increased 1% compared to the prior year period, reflecting a 1% decline in the U.S. and international growth of 7%. In the U.S., RevPAR for our midscale and above segments were unchanged year-over-year while RevPAR for our economy segment declined 2%, reflecting a modest acceleration from the second quarter with a sequential improvement of 10 basis points. Additionally, our U.S. economy brands continued to strengthen their position, gaining 50 basis points of market share in the third quarter driven by performance in oil and gas markets, which grew 250 basis points in the quarter, and in the five states with the highest infrastructure bill spend, which collectively grew 80 basis points. U.S. occupancy remained consistent, highlighting the resilience of the select-service space and consumer demand for these products as weekday performance outpaced weekends, with RevPAR growing about a point. Internationally, RevPAR for our Latin America, EMEA and Canada regions collectively increased 13% due to both continued pricing power, with ADR up 11%, and occupancy growth of 2%. RevPAR for our APAC region declined 7%, driven by a 2% decrease in occupancy and a 5% decrease in ADR. Importantly, the third quarter RevPAR performance for APAC represented a 500 basis point sequential improvement.
Excluding currency effects, global RevPAR for the nine months ended September 30, 2024 increased 1% compared to the prior year period, reflecting a decline of 2% in the U.S. and international growth of 9%. In the U.S., the RevPAR decline was driven by lower occupancy, specifically in the economy segment. Internationally, RevPAR growth was driven by our Latin America and EMEA regions primarily due to continued pricing power.

THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. THREE MONTHS ENDED SEPTEMBER 30, 2023

	Three Months Ended September 30,
	2024	2023	Change	% Change
Revenues
Fee-related and other revenues	$394	$400	$(6)	(2%)
Cost reimbursement revenues	2	2	—	—%
Net revenues	396	402	(6)	(1%)
Expenses
Marketing, reservation and loyalty expense	149	162	(13)	(8%)
Cost reimbursement expense	2	2	—	—%
Other expenses	74	75	(1)	(1%)
Total expenses	225	239	(14)	(6%)
Operating income	171	163	8	5%
Interest expense, net	34	27	7	26%
Income before income taxes	137	136	1	1%
Provision for income taxes	35	33	2	6%
Net income	$102	$103	$(1)	(1%)

Net revenues for the three months ended September 30, 2024 decreased $6 million, or 1%, compared to the prior-year period, primarily driven by:
•$18 million of lower marketing, reservation and loyalty revenues due to the absence of pass-through revenues associated with the 2023 global franchisee conference; partially offset by
•$7 million of higher royalty and franchise fees primarily due to net room growth, as well as increased royalty rates and franchise fees; and
•$5 million of higher license and other ancillary revenues.
Total expenses for the three months ended September 30, 2024 decreased $14 million, or 6%, compared to the prior-year period, primarily driven by:
•$13 million of lower marketing, reservation and loyalty expenses primarily due to the absence of $18 million of expenses associated with the 2023 global franchisee conference, partially offset by timing of higher spend;
•$2 million of lower depreciation and amortization; and
•$2 million of lower operating and general and administrative costs driven by operational efficiencies; partially offset by
•$2 million of restructuring costs incurred in 2024.
Interest expense, net for the three months ended September 30, 2024 increased $7 million, or 26%, compared to the prior-year period primarily due to a higher average debt balance.
Our effective tax rates were 25.5% and 24.3% during the three months ended September 30, 2024 and 2023, respectively. Such increase was primarily due to the absence of a tax benefit from a state legislative change that resulted in the release of a valuation allowance in 2023.
As a result of these items, net income for the three months ended September 30, 2024 decreased $1 million compared to the prior-year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended September 30,
	2024	2023
Net income	$102	$103
Provision for income taxes	35	33
Depreciation and amortization	17	19
Interest expense, net	34	27
Stock-based compensation	10	10
Development advance notes amortization	6	4
Restructuring costs	2	—
Transaction-related	1	1
Separation-related	1	—
Foreign currency impact of highly inflationary countries	—	3
Adjusted EBITDA	$208	$200

Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	Net Revenues			Adjusted EBITDA
	2024	2023	% Change	2024	2023	% Change
Hotel Franchising	$396	$402	(1%)	$224	$215	4%
Corporate and Other	—	—	n/a	(16)	(15)	(7%)
Total Company	$396	$402	(1%)	$208	$200	4%

Hotel Franchising
Net revenues decreased $6 million, or 1%, compared to the third quarter of 2023, as discussed above.
Adjusted EBITDA increased $9 million, or 4%, compared to the third quarter of 2023, primarily driven by higher royalty and franchise fees and other revenues as well as operational efficiencies, which resulted in an expansion of our franchising margin.
Corporate and Other
Corporate and other expenses were $16 million for the third quarter of 2024, reflecting a $1 million increase from the comparable prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 2024 VS. NINE MONTHS ENDED SEPTEMBER 30, 2023

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Revenues
Fee-related and other revenues	$1,063	$1,064	$(1)	—%
Cost reimbursement revenues	4	12	(8)	(67%)
Net revenues	1,067	1,076	(9)	(1%)
Expenses
Marketing, reservation and loyalty expense	435	446	(11)	(2%)
Cost reimbursement expense	4	12	(8)	(67%)
Other expenses	262	219	43	20%
Total expenses	701	677	24	4%
Operating income	366	399	(33)	(8%)
Interest expense, net	93	73	20	27%
Early extinguishment of debt	3	3	—	—%
Income before income taxes	270	323	(53)	(16%)
Provision for income taxes	66	83	(17)	(20%)
Net income	$204	$240	$(36)	(15%)

Net revenues for the nine months ended September 30, 2024 decreased $9 million, compared to the prior-year period, primarily driven by;
•$16 million of lower marketing, reservation and loyalty revenues primarily due to the absence of pass-through revenues associated with the 2023 global franchisee conference, partially offset by global net room growth;
•$8 million of lower cost-reimbursement revenues, partially due to the exit of our U.S. management business; and
•$4 million of lower management fees; partially offset by
•$15 million of higher license and other ancillary revenues driven primarily by higher credit card and partnership fees; and
•$4 million of higher royalty and franchise fees primarily due to net room growth, as well as increased royalty rates and franchise fees.
Total expenses for the nine months ended September 30, 2024 increased $24 million, or 4%, compared to the prior-year period, primarily driven by;
•$41 million of higher transaction-related expenses primarily due to the failed hostile takeover attempt in 2024;
•$12 million of impairment charges, primarily related to development advance notes; and
•$11 million of restructuring costs; partially offset by
•$11 million of separation-related income due to the reversal of a reserve in 2024 related to the expiration of a tax matter associated with our spin-off;
•$11 million of lower marketing, reservation and loyalty expenses primarily due to the absence of $18 million of expenses associated with the 2023 global franchisee conference, partially offset by timing of higher spend;
•$8 million of lower operating and general and administrative costs primarily due to operational efficiencies, lower foreign currency losses, including from highly inflationary countries, and an insurance recovery; and
•$8 million of lower cost-reimbursement expenses, which have no impact on net income.
Interest expense, net for the nine months ended September 30, 2024 increased $20 million, or 27%, compared to the prior-year period primarily due to a higher average debt balance.
Early extinguishment of debt was $3 million for both the nine months ended September 30, 2024 and 2023 related to the repricing and refinancing of our term loan B, respectively.
Our effective tax rates were 24.4% and 25.7% during the nine months ended September 30, 2024 and 2023, respectively. Such decrease was primarily a result of a reversal of a non-taxable separation-related reserve.

As a result of these items, net income for the nine months ended September 30, 2024 decreased $36 million compared to the prior-year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2024	2023
Net income	$204	$240
Provision for income taxes	66	83
Depreciation and amortization	54	56
Interest expense, net	93	73
Early extinguishment of debt	3	3
Stock-based compensation	30	28
Development advance notes amortization	18	11
Transaction-related	46	5
Impairments, net	12	—
Restructuring costs	11	—
Separation-related	(11)	—
Foreign currency impact of highly inflationary countries	1	6
Adjusted EBITDA	$527	$505
Following is a discussion of the results of our Hotel Franchising segment and Corporate and Other for the nine months ended September 30, 2024 compared to September 30, 2023:

	Net Revenues			Adjusted EBITDA
	2024	2023	% Change	2024	2023	% Change
Hotel Franchising	$1,067	$1,076	(1%)	$578	$554	4%
Corporate and Other	—	—	n/a	(51)	(49)	(4%)
Total Company	$1,067	$1,076	(1%)	$527	$505	4%

Hotel Franchising
Net revenues for the nine months ended September 30, 2024 decreased $9 million compared to the prior-year period as discussed above.
Adjusted EBITDA for the nine months ended September 30, 2024 increased $24 million compared to the prior-year period, primarily driven by higher license and other ancillary revenues and lower operating expenses driven by operational efficiencies, which resulted in an expansion of our franchising margin.
Corporate and Other
Corporate and other expenses were $51 million for the nine months ended September 30, 2024, reflecting a $2 million increase from the comparable prior year period.

DEVELOPMENT
On September 30, 2024, our global development pipeline consisted of approximately 2,100 hotels and 248,000 rooms, representing a 5% year-over-year increase, including 7% growth in the U.S. and 3% internationally. Approximately 70% of our pipeline is in the midscale and above segments and 14% of our pipeline represents ECHO Suites Extended Stay by Wyndham. Approximately 58% of our pipeline is international. Additionally, approximately 79% of our pipeline is new construction, of which approximately 35% has broken ground.

RESTRUCTURING
During the first quarter of 2024, we approved a restructuring plan focused on enhancing our organizational efficiency. As a result, during the three and nine months ended September 30, 2024, we incurred $2 million and $11 million, respectively, of restructuring expenses, relating to 111 employees primarily in our Hotel Franchising segment. The following table presents activity for the nine months ended September 30, 2024:

		2024 Activity
	Liability as of December 31, 2023 (a)	Costs Recognized	Cash Payments	Other (b)	Liability as of September 30, 2024 (a)
2024 Plan
Personnel-related	$—	$11	$(6)	$(2)	$3
Total accrued restructuring	$—	$11	$(6)	$(2)	$3
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Represents non-cash payments in Company stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2024	December 31, 2023	Change
Total assets	$4,154	$4,033	$121
Total liabilities	3,571	3,287	284
Total stockholders’ equity	583	746	(163)

Total assets increased $121 million from December 31, 2023 to September 30, 2024 primarily related to an increase in development advance notes in support of our growth strategy and accounts receivable resulting from seasonality. Total liabilities increased $284 million from December 31, 2023 to September 30, 2024 primarily related to a $286 million increase in our outstanding debt. Total equity decreased $163 million from December 31, 2023 to September 30, 2024 primarily due to $285 million of stock repurchases and $93 million of dividend payments, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support our current operations as well as our future growth needs and dividend payments to our stockholders, but also to create additional value for our stockholders in the form of share repurchases or business investment.
As of September 30, 2024, our liquidity approximated $750 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of September 30, 2024, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of September 30, 2024, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $369 million maturing in 2027, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $69 million was outstanding.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of September 30, 2024, the margin on our term loan A was 1.75%.

As of September 30, 2024, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.5 billion, effectively representing nearly all of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 0.91% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million of swaps that expire in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of September 30, 2024, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Cash provided by/(used in)
Operating activities	$156	$253	$(97)
Investing activities	(40)	(50)	10
Financing activities	(100)	(283)	183
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(2)	2
Net change in cash, cash equivalents and restricted cash	$16	$(82)	$98

Net cash provided by operating activities decreased $97 million compared to the prior-year period primarily due to $47 million of transaction-related payments in 2024 related to the unsuccessful hostile takeover attempt and $41 million of higher cash used for development advances notes.
Net cash used in investing activities decreased $10 million compared to the prior-year period primarily due to a decrease in cash used for loans in connection with development activities and lower capital expenditures.
Net cash used in financing activities decreased $183 million compared to the prior-year period primarily due to $195 million of higher net debt borrowings and $15 million of stock option exercises, partially offset by $22 million of higher stock repurchases.
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
During the nine months ended September 30, 2024, we spent $24 million on capital expenditures primarily related to information technology, including digital innovation. During 2024, we anticipate spending approximately $40 million on capital expenditures.
In addition, during the nine months ended September 30, 2024, we spent $88 million on development advance notes, net of repayments. During 2024, we anticipate spending approximately $110 million on development advance notes. These investments are important in enabling us to attract higher fee-per-available-room (FeePAR) hotels into our system, strengthening our portfolio with more premium properties. We may also provide other forms of financial support, such as enhanced credit support, to further bolster our business growth.

We have outstanding development advances and loans with a large franchisee currently negotiating with its lenders regarding a potential sale of its business. Both the development advance notes and loans are secured with guarantees and collateral from our current franchisee, adding an additional layer of protection. The development advance notes and loans are expected to be assumed by the purchaser when the sale is finalized, which is expected in the coming months, mitigating risk to our assets. However, if the sale does not proceed as planned, the franchisee’s lenders may seek concessions, which could require us to pursue the underlying guarantees and collateral and also impact the recoverability of a portion of our assets.
During the nine months ended September 30, 2024, we incurred $42 million of transaction-related costs associated with the failed hostile takeover attempt. During the nine months ended September 30, 2024, we paid $47 million, including amounts incurred in 2023 for this transaction.
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
Under our current stock repurchase program, we repurchased approximately 3.8 million shares at an average price of $75.01 for a cost of $285 million during the nine months ended September 30, 2024. As of September 30, 2024, we had $560 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.38 per share in the first, second and third quarters of 2024 ($93 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2024, our annualized first-lien leverage ratio was 2.9 times.
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
As of September 30, 2024, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $9 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $521 million as of September 30, 2024. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately an $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2024. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2024, the absolute notional amount of our outstanding foreign exchange hedging instruments was $204 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $3 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2024, we had total net exposure in Argentina relating to foreign currency of approximately $5 million. We incurred foreign currency exchange losses related to Argentina of $1 million and $6 million during the nine months ended September 30, 2024 and 2023, respectively.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2024, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	404,774	$74.33	404,774	$626,548,977
August	502,822	75.29	502,822	588,693,368
September	361,132	78.41	361,132	560,377,390
Total	1,268,728	$75.87	1,268,728	$560,377,390

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

On September 10, 2024, Geoffrey Ballotti, the Company’s President and Chief Executive Officer, adopted a Rule 10b5‑1 trading plan (the “Ballotti Trading Plan”). The Ballotti Trading Plan is intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Ballotti Trading Plan provides for the potential exercise of up to 261,932 vested stock options commencing on December 16, 2024. Mr. Ballotti will continue to hold all shares of common stock which remain from the option exercise following the associated sale of shares of common stock solely to cover option costs, tax obligations, commissions and fees. The Ballotti Trading Plan terminates on the earlier of February 25, 2026 or the date that all options are exercised.

On September 10, 2024, Michele Allen, the Company’s Chief Financial Officer and Head of Strategy, adopted a Rule 10b5‑1 trading plan (the “Allen Trading Plan”). The Allen Trading Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Allen Trading Plan provides for the potential exercise of up to 32,742 vested stock options commencing on December 10, 2024. Under certain conditions, the Allen Trading Plan provides for the associated sale of up to 32,742 shares of common stock received upon the exercise of such options. If such conditions are not met, Ms. Allen will continue to hold all shares of common stock which remain from the option exercise following the associated sale of shares of common stock solely to cover option costs, tax obligations, commissions and fees. The Allen Trading Plan terminates on the earlier of July 22, 2025 or the date that all options are exercised.

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: October 24, 2024	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer and Head of Strategy

Date: October 24, 2024	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.