Form 10-K
period 2024-12-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2025-02-13
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, was $5.78 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2025, the registrant had outstanding 77,745,945 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report” or “report”) contains forward-looking statements within the meaning of the federal securities laws, including statements related to our current views and expectations regarding our strategy and the performance of our business, our financial results, our liquidity and capital resources, share repurchases and dividends. Forward-looking statements are any statements other than statements of historical fact, including those that convey management’s expectations as to the future based on plans, estimates and projections at the time we make the statements and may be identified by words such as “will,” “expect,” “believe,” “plan,” “anticipate,” “predict,” “intend,” “goal,” “future,” “forward,” “remain,” “confident,” “outlook,” “guidance,” “target,” “objective,” “estimate,” “projection” and similar words or expressions, including the negative version of such words and expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, respectively; global or regional health crises or pandemics including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and possible restrictions on travel; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described under Part I, Item 1A – Risk Factors. These risks and uncertainties are not the only ones that we may face and additional risks may arise or become material in the future. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

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
We may use our website and social media channels as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Disclosures of this nature will be included on our website in the “Investors” section, which can currently be accessed at www.investor.wyndhamhotels.com, or on our social media channels, including our LinkedIn account which can currently be accessed at https://www.linkedin.com/company/wyndhamhotels. Accordingly, investors should monitor this section of our website and our social media channels in addition to following our press releases, filings submitted with the SEC and any public conference calls or webcasts.
Item 1. Business.
Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”, the “Company”, “we”, “our” or “us”) is the world’s largest hotel franchising company by number of franchised properties, with approximately 9,300 affiliated hotels with approximately 903,000 rooms located in over 95 countries and welcoming approximately 135 million guests annually worldwide. We operate a hotel portfolio of 25 brands. Our 25 brands are primarily located in secondary and tertiary cities and approximately 80% of the U.S. population lives within ten miles of at least one of our affiliated hotels. Our mission is to make hotel travel possible for all. Wherever people go, Wyndham will be there to welcome them. We boast a remarkably asset-light business model dramatically limiting our capital needs and our exposure to the rising wage environment.

Our widely recognized brands with select-service focus offer a breadth of options for franchisees and a wide range of price points and experiences for our guests. We are a global leader in the economy and midscale chain scales where our brands represent approximately 30% of branded rooms in the United States. Additionally, we have a strong presence in the upper midscale chain scale.
The following charts illustrate our system size (by rooms) as of December 31, 2024:
______________________
* Royalty contribution by geography for 2024 was as follows: U.S. 78%, Canada 5%, EMEA 8%, LATAM 3%, and Asia Pacific 6%.
** LATAM is representative of Latin America and the Caribbean.
*** EMEA is representative of Europe, the Middle East, Eurasia and Africa.

As of December 31, 2024, our brand portfolio consisted of the following:

	Global Full Year RevPAR		North America		Asia Pacific
			U.S.	Canada	Greater China	Rest of Asia	EMEA	LATAM	Total
Economy
Super 8	$28.06	Properties	1,375	117	1,108	1	14	1	2,616
		Rooms	82,332	7,545	67,248	50	2,053	50	159,278
Days Inn	$39.32	Properties	1,235	107	97	10	56	10	1,515
		Rooms	88,460	8,516	13,398	1,250	3,451	819	115,894
Travelodge	$39.63	Properties	328	95	—	—	—	—	423
		Rooms	22,231	7,361	—	—	—	—	29,592
Microtel	$46.26	Properties	285	27	25	15	—	8	360
		Rooms	20,149	2,368	2,880	1,118	—	955	27,470
Howard Johnson	$29.47	Properties	139	18	84	5	7	39	292
		Rooms	11,043	1,181	24,048	2,357	790	2,664	42,083
Total Economy	$34.01	Properties	3,362	364	1,314	31	77	58	5,206
		Rooms	224,215	26,971	107,574	4,775	6,294	4,488	374,317
Midscale
La Quinta	$64.06	Properties	884	2	4	3	6	10	909
		Rooms	84,377	133	925	550	947	1,161	88,093
Ramada	$36.83	Properties	264	76	150	72	256	32	850
		Rooms	29,628	7,185	29,665	13,587	34,170	4,689	118,924
Baymont	$40.62	Properties	547	8	—	—	—	1	556
		Rooms	41,115	501	—	—	—	118	41,734
AmericInn	$56.63	Properties	226	—	—	—	—	—	226
		Rooms	13,579	—	—	—	—	—	13,579
Wingate	$56.26	Properties	189	8	13	—	—	—	210
		Rooms	16,331	823	1,833	—	—	—	18,987
Wyndham Alltra	$192.07	Properties	—	—	—	—	—	4	4
		Rooms	—	—	—	—	—	1,170	1,170
Wyndham Garden	$42.35	Properties	71	4	43	17	28	26	189
		Rooms	10,719	696	8,669	3,676	4,361	3,506	31,627
Ramada Encore	$28.93	Properties	—	—	34	11	32	8	85
		Rooms	—	—	4,591	2,814	3,682	1,114	12,201
Trademark Collection	$62.27	Properties	91	17	—	18	130	27	283
		Rooms	13,036	2,433	—	2,195	17,476	7,836	42,976
TRYP	$58.73	Properties	8	—	2	4	25	16	55
		Rooms	841	—	201	613	3,574	1,914	7,143
Total Midscale	$49.22	Properties	2,280	115	246	125	477	124	3,367
		Rooms	209,626	11,771	45,884	23,435	64,210	21,508	376,434
Upscale
Wyndham	$48.98	Properties	61	2	58	25	27	39	212
		Rooms	13,709	640	16,266	7,721	4,223	7,172	49,731
Wyndham Grand	$53.65	Properties	9	—	45	8	16	2	80
		Rooms	2,920	—	13,411	3,663	3,820	772	24,586
Dazzler	$51.65	Properties	—	—	—	—	—	14	14
		Rooms	—	—	—	—	—	1,798	1,798
Esplendor	$46.59	Properties	—	—	—	—	—	11	11
		Rooms	—	—	—	—	—	910	910
Dolce	$76.84	Properties	2	—	—	1	12	1	16
		Rooms	396	—	—	342	3,221	341	4,300
Vienna House	$67.36	Properties	—	—	—	—	49	—	49
		Rooms	—	—	—	—	7,195	—	7,195
Total Upscale	$53.34	Properties	72	2	103	34	104	67	382
		Rooms	17,025	640	29,677	11,726	18,459	10,993	88,520
Luxury
Registry Collection	NM	Properties	1	1	—	—	16	16	34
		Rooms	128	279	—	—	3,453	7,153	11,013
Extended Stay
Echo Suites	NM	Properties	5	—	—	—	—	—	5
		Rooms	620	—	—	—	—	—	620
Hawthorn	$53.62	Properties	71	—	11	—	5	—	87
		Rooms	5,443	—	1,199	—	542	—	7,184
WaterWalk	$81.62	Properties	11	—	—	—	—	—	11
		Rooms	1,502	—	—	—	—	—	1,502
Total Extended Stay	$56.25	Properties	87	—	11	—	5	—	103
		Rooms	7,565	—	1,199	—	542	—	9,306
Affiliated properties (a)
		Properties	177	3	—	11	—	3	194
		Rooms	43,229	44	—	47	—	77	43,397
Total	$42.91	Properties	5,979	485	1,674	201	679	268	9,286
		Rooms	501,788	39,705	184,334	39,983	92,958	44,219	902,987
______________________
(a)Affiliated properties represent properties under affiliation arrangements with former Parent or other third parties.
NM - not meaningful.

The following table presents the changes in our portfolio for the last three years:

	As of December 31,
	2024		2023		2022
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	9,178	871,800	9,059	842,500	8,950	810,100
Additions	515	68,700	500	66,000	490	70,400
Deletions	(407)	(37,500)	(381)	(36,700)	(381)	(38,000)
Ending balance	9,286	903,000	9,178	871,800	9,059	842,500
In addition to our current hotel portfolio, we have approximately 2,100 properties and 252,000 rooms in our development pipeline throughout 66 countries. As of December 31, 2024, approximately 42% of our pipeline was located in the U.S. and 58% was located internationally; 78% of our pipeline was for new construction properties, of which 35% have broken ground and 22% represented conversion opportunities. Approximately 70% of our pipeline is for midscale and above hotels and 17% is in the extended stay segment.
Our pipeline is typically only a subset of our development activity in any given period as some of our hotel additions are executed and opened in less than 90 days and therefore may never appear in our pipeline. However, we use the pipeline to gauge interest in our brands and our continued ability to drive our net room growth projections.
Our franchise sales team consists of over 170 professionals throughout the world. Our sales team is focused on growing our franchise business through conversions of existing branded and independent hotels and partnering with developers to brand newly constructed hotels. In addition to a regional presence in the United States, we currently have sales teams located in England, Turkey, United Arab Emirates, China, Singapore, Canada, India, Mexico, Brazil, Argentina, Colombia and Australia. Our international presence in key countries allows us to quickly adapt to changes in the increasingly dynamic global marketplace and to capitalize on new opportunities as they emerge.
In 2024, our sales team executed 822 contracts representing over 103,000 rooms. A key component of driving our net room growth is our ability to retain properties within our system. Our 2024 global retention rate was 95.7%, which was a 10 basis point improvement from 2023. Our 2024 U.S. retention rate was 95.3%.
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
Wyndham Rewards has been recognized as one of the simplest, most rewarding loyalty programs in the hotel industry, providing more value to members than any other program. It has won more than 100 awards and accolades in recent years and was recently ranked #1 “Best Hotel Loyalty Program” in USA TODAY 10 Best Readers’ Choice Awards for seven consecutive years and as one of the “Best Travel Rewards Programs” by US News & World Report for ten years running.
Wyndham Rewards has approximately 114 million enrolled members. Our members accounted for over 37% of check-ins at our affiliated hotels globally and over 50% in the United States. Total membership grew 8% annually in 2024, 2023 and 2022, with approximately 8 million new enrolled members added in 2024. Our franchisees benefit from the program through repeat stays and members benefit through free night stays, as well as other redemption options for their points, such as gift cards and experiences. The program is funded by contributions from eligible revenues generated by Wyndham Rewards members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Wyndham Rewards points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

OUR FRANCHISING BUSINESS
Hotel Franchising Segment Net Income and Adjusted EBITDA (a) ($ in millions)
______________________
(a)See Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of Hotel Franchising adjusted EBITDA. Hotel Franchising adjusted EBITDA has been recasted to conform with the current year presentation for 2020. The 2020 Hotel Franchising net income and adjusted EBITDA was impacted by COVID-19.
(b)The reconciliation of Hotel Franchising net income to Hotel Franchising adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2024 (a)	2023 (a)	2022	2021	2020
Hotel Franchising net income	$628	$606	$583	$503	$103
Depreciation and amortization	62	67	63	60	63
Stock-based compensation expense	27	25	21	18	13
Development advance notes amortization	24	15	12	11	9
Restructuring costs	14	—	—	—	15
Impairments, net	12	—	—	—	189
Foreign currency impact of highly inflationary countries	—	14	—	—	—
Hotel Franchising adjusted EBITDA	$767	$727	$679	$592	$392
______________________
(a)    For 2024 and 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of our remaining international full-service managed business.
We license our brands and associated trademarks to approximately 6,200 franchisees globally, which provides for a highly diversified owner base with limited concentration. Our franchisees range from sole proprietors to institutional investors such as public real estate investment trusts. Our franchise agreements are typically 10 to 20 years in length, providing significant visibility into future cash flows. Under these agreements, our direct franchisees generally pay us a royalty fee of approximately 5% of gross room revenue and a marketing and reservation fee of 3% to 5% of gross room revenue. We occasionally provide financial support in the form of loans or development advances to help generate new business.

OUR STRATEGY
Wyndham Hotels & Resorts is the world's largest hotel franchisor by number of franchised properties with approximately 9,300 hotels across 25 brands in more than 95 countries. Our mission is to make hotel travel possible for all while delivering the best value to both our owners and guests. We aim to ensure that wherever people travel, Wyndham is there to welcome them.
Operating under an asset-light business model, we generate significant cash flow, which allows us to invest in growth opportunities, strengthen our competitive position, and return capital to shareholders.
Our mission and vision are supported by the following strategic goals and objectives:
•Grow our direct franchising system by 3.6-4.6% in 2025.
•Invest in high FeePAR (RevPAR + royalty rates) growth by targeting additions with attractive RevPAR and royalty rates, while establishing a leadership position in the extended stay segment.
•Leverage government infrastructure investment opportunities tied to the U.S. Infrastructure and Chips Acts.

•Expand ancillary revenue streams by enhancing co-branded credit card offerings, introducing new products and services, and strengthening strategic marketing partnerships, including our licensing partnership with Travel + Leisure Co.
•Enhance franchisee profitability by optimizing top-line performance, lowering on-property labor and operating costs, and elevating the guest experience through continuous digital innovation.
•Maintain disciplined capital allocation by investing in strategic growth opportunities, including M&A, and returning capital to shareholders.
Our strategic priorities are more than just goals; they are a commitment to our shareholders, franchisees, and guests that we will remain focused on driving growth, operational excellence, and value creation in all we do.

CORPORATE RESPONSIBILITY
We are committed to operating our business in a way that is socially, ethically and environmentally responsible. Now more than ever, we must help ensure the future remains bright for travelers around the world. As the world’s largest hotel franchising company by number of franchised properties, we have a unique opportunity to make a meaningful impact on the world while advancing our mission to make hotel travel possible for all.
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

HUMAN CAPITAL
As of December 31, 2024, we had approximately 2,200 employees, consisting of approximately 1,000 employees outside of the United States.
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
Ethical leadership starts with our Board of Directors (the “Board”) and is shared by senior management with every team member across every brand and business at Wyndham Hotels & Resorts. Our Business Principles guide our interactions and set the standard for how every one of us should approach our work in service to our mission. All team members are expected to embrace our shared values and principles and do their part in maintaining the highest ethical standards and behavior as we grow in communities worldwide.
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
Team Engagement
We engage our team by fostering a supportive values-based culture and workplace. Our core values, grounded in caring, respect and fundamental human rights, infuse different perspectives that reflect our distinct customers, team members, and communities worldwide. While we continue to be recognized for our high level of engagement, we consistently encourage open communication, collaboration and mutual respect among all team members. We bolster our efforts to recruit, retain and promote top-tier talent– all to inspire our people to contribute to meaningful change in our company, our industry, our communities and the world.

Wyndham has eight global enterprise resource groups (formerly affinity business groups). These groups serve as supportive networks, driving talent and leadership development and empowering team members to support the business, the communities in which we operate and each other. Members of our executive committee serve as sponsors of the enterprise resource groups.
Our company was named to the 2024 Top 50 Companies for Workplace Fairness by Fair360. We were further named to the Newsweek 2024 List of America’s Most Loved Workplaces for the fourth consecutive year and named one of the 2024 Best Places to Work in New Jersey by New Jersey Business Magazine for the fifth consecutive year. These accolades build on our growing resume of workplace awards.

Throughout our value chain, from team members, franchisees, partners and suppliers to the community and our guests, together we strive to create an environment where everyone feels valued, inspired and highly engaged.
Wellness: Our “Be Well” Program
We are committed to offering programs that focus on the total well-being of all our team members. We also understand that nutrition, exercise, lifestyle management, physical, mental, and emotional wellness, financial health and the quality of the environment in which we work and live are also critical priorities for each of our team members. We believe that health and wellness promote both professional and personal productivity, achievement, and fulfillment, ultimately making us stronger across the organization. To encourage all our team members to lead healthier lifestyles while balancing family, work and other responsibilities, we offer several resources under our Be Well program, including both virtual and in-person wellness services, an onsite fitness facility and a Wyndham Relief Fund to help employees who are facing financial hardship.

HUMAN RIGHTS
Human rights are a basic right entitled to all. We remain committed to the well-being and safety of our team members, guests and all those that connect to our industry. In 2024, we continued to donate and encourage our team members and approximately 114 million enrolled Wyndham Rewards members to support humanitarian causes around the world.
We continue to partner with the American Hotel & Lodging Association (“AHLA”) and support the 5-Star Promise, a voluntary commitment to enhance policies, trainings, and resources for hotel employees and guests. We are dedicated to our team members’ safety and security, and we are proud to unite with our industry in support of a shared commitment to the incredible people who help make our guests’ travels memorable.
We, along with other leaders in our industry, remain committed to supporting our industry’s efforts to end human trafficking. We have worked to enhance our policies and mandated training for all our team members and franchisees to help them identify and report trafficking activities.
We are proud to work with a number of organizations including PACT, an organization whose mission is to protect every child’s human right to grow up free from the threat of sexual exploitation and trafficking, and Business Ending Slavery and Trafficking (BEST), which offers training and support to help stop human trafficking.
We also support Polaris, a non-profit organization that spearheads the effort to fight against human trafficking and operates the U.S. National Human Trafficking Hotline, to which Wyndham donates Wyndham Rewards points to provide victims with temporary safe housing. As part of our giving efforts, Wyndham Rewards and its members have donated over 200 million points since inception to various non-profit organizations, including organizations supporting humanitarian causes to redeem for travel and other related goods and services.

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
Through the Wyndham Green Program, we support franchisees by helping them to reduce operating costs through efficiency measures, drive revenue from environmentally conscious travelers, and remain competitive in the market, while increasing brand loyalty. The Wyndham Green Program consists of our internal certification with best practices to address energy and water conservation, waste diversion, responsible purchasing, as well as guest, team member and franchisee education and engagement and other operational best practices, and an environmental management tool that tracks, measures and reports environmental performance data to help franchisees improve energy efficiency, reduce greenhouse gas or (“GHG”), emissions, conserve water, and reduce waste – thus minimizing environmental impact.
Our core values and the UN Sustainable Development Goals serve as a strategic guide for our approach to sustainability, which helps advance our company’s mission of making hotel travel possible for all. Our focus includes:
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
We remain committed to helping our franchisees reduce the energy, water and carbon footprint of their hotels as we work towards achieving our 2025 environmental targets. We continue to encourage and share opportunities to increase efficiencies and the usage of renewable energy where feasible with franchisees as we update our decarbonization plans with longer term targets in alignment with climate science.
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
We review climate-related risks using the TCFD recommendations on an annual basis, which include both transition and physical risks. Some risks that we consider include:
•Current and emerging regulations, including those pertaining to climate-related risks and opportunities, energy efficiency, energy and GHG emissions reporting and green building codes and standards at the local, state, and national levels, are considered as risks for franchised businesses.
•Acute physical risks (extreme weather events), including hurricanes and wildfires, are increasing in frequency and can impact travel demand in specific markets, supply chains and cause physical damage to a franchisee's assets.
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
As more travelers are looking for environmentally-friendly lodging options, it is critical to position Wyndham-branded hotels optimally to provide environmentally responsible options and to make it simpler for our guests to locate and book stays with these types of hotels. Our 2024 ESG Report, which is available on our corporate website and not incorporated by reference into this Annual Report, contains additional information regarding our commitment to social responsibility and sustainability.

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

1995
Launched our first homegrown brand –Wingate Inn

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

2015
Purchased the Dolce Hotels and Resorts chain of conference centers, increasing our capabilities to provide group and meeting space

2016
Acquired Fen Hotels, including the Esplendor Boutique Hotels and Dazzler Hotels brands, to further expand in Latin America

2017
Launched our first "soft brand," the Trademark Hotel Collection and acquired the AmericInn brand, complementing our midscale portfolio

2018
Acquired La Quinta Inns & Suites to strengthen our midscale and upper midscale footprint

2021
Launched two new brands: Registry Collection Hotels and Wyndham Alltra

2022
Acquired the Vienna House brand and launched our first economy extended stay brand ECHO Suites

2024
Created the WaterWalk Extended Stay by Wyndham brand with a strategic relationship with WaterWalk

COMPETITION
We encounter competition among hotel franchisors and lodging operators. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.
The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our affiliated hotels and by the scale of our base. Our system is dispersed among approximately 6,200 franchisees, which reduces our exposure to any one franchisee. One master franchisor in China for the Super 8 brand accounts for 12% of our hotels. Apart from this relationship, no one franchisee accounts for more than 2% of our hotels.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Geoffrey A. Ballotti, 63, serves as our President and Chief Executive Officer and member of our Board. From March 2014 to May 2018, Mr. Ballotti served as President and Chief Executive Officer of Wyndham Hotel Group. From March 2008 to March 2014, Mr. Ballotti served as Chief Executive Officer of Wyndham Destination Network. From October 2003 to March 2008, Mr. Ballotti was President of the North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide, including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to joining Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Michele Allen, 50, serves as our Chief Financial Officer and Head of Strategy. From December 2019 to February 2024, Ms. Allen served as our Chief Financial Officer. From May 2018 to December 2019, Ms. Allen served as Executive Vice President and Treasurer. From April 2015 to May 2018, Ms. Allen served as Senior Vice President of Finance for Wyndham Worldwide. From August 2006 to March 2015, Ms. Allen held leadership positions of increasing responsibility at Wyndham Hotel Group, including Senior Vice President of Finance and Controller. From 1999 to August 2006, Ms. Allen served in positions of increasing responsibility at Wyndham Worldwide’s predecessor. Ms. Allen began her career as an independent auditor at Deloitte & Touche LLP.
Paul F. Cash, 55, serves as our General Counsel, Chief Compliance Officer and Corporate Secretary. From October 2017 to May 2018, Mr. Cash served as Executive Vice President and General Counsel of Wyndham Hotel Group. From April 2005 to September 2017, Mr. Cash served as Executive Vice President and General Counsel and in legal executive positions with increasing leadership responsibility for Wyndham Destination Network. From January 2003 to April 2005, Mr. Cash was a partner in the Mergers and Acquisitions, International and Entertainment and New Media practice groups of Alston & Bird LLP and from February 1997 to December 2002 he was an associate at Alston & Bird LLP. From August 1995 until February 1997, Mr. Cash was an associate at the law firm Pünder, Volhard, Weber & Axster in Frankfurt, Germany.
Monica Melancon, 57, serves as our Chief Human Resource Officer. From March 2020 to February 2021, Ms. Melancon served as Group Vice President, Human Resources – Managed. Ms. Melancon joined Wyndham Hotels & Resorts, Inc. in May 2018 and continued in her role as Vice President, Employee Relations following the Company’s acquisition of La Quinta in May 2018 where she had served in the same role from August 2016 to May 2018. Ms. Melancon previously served as Regional Employee Relations Manager of La Quinta from March 2015 to July 2016. Prior to joining La Quinta, Ms. Melancon served 15 years in various human resource positions of increasing responsibility at Target Corporation.
Nicola Rossi, 58, serves as our Chief Accounting Officer. From July 2006 to May 2018, Mr. Rossi served as Senior Vice President and Chief Accounting Officer for Wyndham Worldwide. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc. Mr. Rossi began his career as an independent auditor at Deloitte & Touche LLP.
Scott R. Strickland, 54, serves as our Chief Commercial Officer. From November 2023 to April 2024, Mr. Strickland served as our Chief Information and Distribution Officer. From May 2018 through November 2023, Mr. Strickland served as Chief Information Officer of the Company. From March 2017 to May 2018, Mr. Strickland served as Chief Information Officer of Wyndham Hotel Group. From November 2011 to March 2017, Mr. Strickland served as Chief Information Officer for Denon Marantz Electronics. From February 2005 to June 2010, Mr. Strickland served as Chief Information Officer for Black & Decker HHI. From 1999 to 2005, Mr. Strickland served as an Associate Partner with PricewaterhouseCoopers.

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

Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of whom may have significantly greater financial, marketing and other resources than we have. We compete with other hotel franchisors for franchisees and we may not be able to grow our franchise system. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for lodging. Competition may reduce fee structures, potentially causing us to lower our fees and/or offer other incentives, and may require us to offer terms to prospective franchisees less favorable to us than current franchise agreements, which may adversely impact our profits. Our franchisees also compete with alternative lodging channels, including third-party providers of short-term rental properties and serviced apartments, and vacation options, such as cruising. Increasing use of these alternative lodging channels or vacation options could adversely affect the occupancy and/or average rates at franchised hotels and our revenues. The use of business models by competitors that are different from ours may require us to change our model so that we can remain competitive.

Declines in or disruptions to the travel and hotel industries may adversely affect us.

We face risks affecting the travel and hotel industries that include, but are not limited to: economic slowdown and potential recessionary pressures; economic factors such as inflation, rising interest rates, employment layoffs, increased costs of living and reduced discretionary income, which may adversely impact decisions by consumers and businesses to use travel accommodations; domestic unrest, terrorist incidents and threats and associated heightened travel security measures; political instability or political and regional strife, including the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of known and novel contagious diseases or health epidemics or pandemics; environmental disasters; lengthy power outages; cyber threats and attacks; increased pricing, financial instability and capacity constraints of air carriers; and job actions and strikes in the airline and hospitality industries generally. Increases in the frequency and severity of extreme weather events and other consequences of climate change (including any related regulations) could impact travel demand generally, lead to supply chain interruptions, cause damage to physical assets or adversely impact the accessibility or desirability of travel to certain locations.

For example, certain of our franchisees’ properties are located in coastal areas that could be threatened should sea levels dramatically rise, or are located in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occurrence of such an event could cause substantial damage to our franchisees’ properties and/or the surrounding area. Because a significant portion of our revenues is derived from fees based on room revenues, disruptions at our franchised properties due to such occurrences may adversely impact the fees we collect from these properties. In the event of a substantial loss, the insurance coverage carried by our franchisees may not be sufficient to pay the full value of financial obligations, liabilities or the replacement cost of any lost investment or property held by our franchisees. Additionally, certain types of losses may be uninsurable or prohibitively expensive to insure, and other types of losses or risks that our franchisees may face could fall outside of the general coverage terms and limits of their policies. Such factors could lead to certain losses by our franchisees being completely uninsured in which case we could lose future fees we collect from these properties, may be exposed to a potential impairment of any development advance notes funded to the franchisee should the underlying guarantees provided to us prove to be insufficient and could result in unanticipated room terminations.

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

Consumers use third-party internet travel intermediaries, including search engines, and peer-to-peer online networks to search for and book their lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of internet reservations for our affiliated hotels through their fees and a variety of online marketing methods, including the purchase by certain travel intermediaries of keywords consisting of or containing our hotel brands from Internet search engines to influence search results and direct guests to their websites. If we fail to reach satisfactory agreements with travel intermediaries, our affiliated hotels may not appear on their websites and we could lose business as a result. Further, travel intermediaries may seek to offer distribution services and/or rewards programs under their own brands directly to lodging accommodations in competition with our core franchise business and loyalty program.

Pandemics and other health crises could affect our business, financial condition and results of operations.

The emergence, severity, magnitude and duration of global or regional health crises are uncertain and difficult to predict. A pandemic, such as the COVID-19 pandemic which in the past had an adverse impact on our business, could again affect certain business operations, consumer demand in the hospitality industry, costs of doing business, availability of labor to us and our suppliers, access to inventory, supply chain operations, our ability to predict future performance, exposure to litigation, and our financial performance, among other things. Other factors and uncertainties related to potential pandemics and health crises include, but are not limited to:

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
•our ability to successfully market our current or any future hotel brands and programs, including our rewards program, and to service or pilot new initiatives, including ancillary revenue growth initiatives;
•our relationship with certain multi-unit franchisees;
•changes in the laws, regulations, legislation and government spending affecting our business, internationally and domestically, including administration of, changes relating to, or our ability to capitalize on the government spend under the U.S. Infrastructure Investment and Jobs Act, the CHIPS Act and the Inflation Reduction Act, including as a result of any change in governing party;
•our failure to adequately protect and maintain our trademarks and other intellectual property rights;
•the relative mix of branded hotels in the various hotel industry price categories;
•corporate budgets and spending, and cancellations, deferrals or renegotiation of group business;
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

Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability, including as a result of the ongoing conflicts between Russia and Ukraine and the conflicts in the Middle East, respectively; trade disputes with trade partners, including China; potential military conflict resulting from escalating political tensions with Russia and China and other geopolitical risks; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as pandemics or other health crises, or other events that make widespread travel or travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of hotel properties by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates, including the negative impact of the weakening of foreign currencies in geographic regions in which we operate relative to the U.S.

dollar; our ability to, or our decision whether or not in particular instances to, hedge against foreign currency effects, and whether we are successful in any such hedging transactions; the ability to comply with or the effect of complying with new and developing laws, regulations and policies of foreign governments, including with respect to climate change, data protection and privacy; conflicts between local laws and U.S. laws, including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could adversely impact our results of operations, financial condition or cash flows.

We are dependent on our senior management and the loss of any member of our senior management could harm our business.

We believe that our future growth depends in part on the continued services of our senior management team. Losing the services of any member of our senior management team could adversely affect our strategic relationships and impede our ability to execute our business strategies. The market for qualified individuals may be highly competitive and finding and recruiting suitable replacements for senior management may be difficult, time-consuming and costly. While we have updated our policies and practices to provide more flexibility for remote work, we may experience increased attrition of employees to other opportunities as a result of a competitive labor market and, particularly as certain employees may seek more flexible work alternatives than we offer, may seek positions with companies outside of the geographic area in which they live that offer remote work opportunities, or may decide to scale back their work life for personal reasons. If we are unable to retain our personnel, particularly our senior management team, our business could be harmed.

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

In connection with our 2018 spin-off (the “Spin-Off”) from Wyndham Worldwide, now known as Travel + Leisure Co., we entered into a number of agreements with Travel + Leisure that govern our ongoing relationship with Travel + Leisure. Our success depends, in part, on the maintenance of our ongoing relationship with Travel + Leisure, Travel + Leisure’s performance of its obligations under these agreements and continued strategic focus on sales of vacation ownership interests, including Travel + Leisure’s maintenance of the quality of products and services it sells under the “Wyndham” trademark and certain other trademarks and intellectual property that we license to Travel + Leisure. Under the License, Development and Noncompetition Agreement, Travel + Leisure pays us significant royalties and other fees based on the volume of Travel + Leisure’s sales of vacation ownership interests and other vacation products and services. If Travel + Leisure is unable to compete effectively for sales of vacation ownership interests, our royalty fees under such agreement could be adversely impacted. If we are unable to maintain a good relationship with Travel + Leisure, or if Travel + Leisure does not perform its obligations under these agreements, fails to maintain the quality of the products and services it sells under the “Wyndham” trademark and certain other trademarks or fails to pay such royalties, our earnings could decrease.

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

Data breaches, viruses, ransomware, worms, malicious software, and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks, including efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Additionally, continued geopolitical turmoil, including the ongoing conflicts between Russia and Ukraine and the conflicts in the Middle East, respectively, has heightened the risk of cyber-attacks. We have been, and likely will continue to be, subject to such cyber-attacks. Also, the same cyber security issues exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our guest, personnel and other information could adversely impact us in the same way as would a direct cyber-attack on us. Although we do not believe we have incurred any ongoing material adverse impact on our business strategy, results of operations or financial condition as a result of any present or recent cyber-attack, there is no guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not occur in the future, any of which could materially adversely affect our brands, reputation, consumer confidence in us, costs and profitability. In addition, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.

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

We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers (including cloud-based service providers), such as Sabre Corporation and its SynXis Platform and Oracle Hospitality, and uninterrupted operations of our and third-party service facilities, including those used for reservation systems, hotel/property management, communications, procurement, call centers, operation of our loyalty program and administrative systems. We and our vendors also maintain physical facilities to support these systems and related services. As a result, in addition to failures that occur from time to time in the ordinary course of business, we and our vendors may be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could adversely affect our business. In addition, failure to keep pace with developments in technology could impair our operations or competitive position.

We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence (“AI”) solutions into our business, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential future regulation of AI, may also result in additional costs associated with compliance with emerging regulations. This evolution, including potential government regulation of AI, may require significant resources to develop, test and maintain our business, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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

As of December 31, 2024, we had aggregate outstanding debt of $2,463 million. We may incur additional indebtedness in the future, which may magnify the potential impacts of the risks related to our debt. Our debt instruments contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to changing business and economic conditions; take advantage of business opportunities; incur or guarantee additional debt; pay dividends or make distributions or repurchases; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. Failure to meet our payment obligations or comply with other financial covenants could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions.

In order to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations, we may use financial instruments, such as hedging transactions. Changes in interest rates may adversely affect our financing costs and/or change the market value of our hedging transactions. Any failure or non-performance of counterparties under our hedging transactions could result in losses. Changes in interest rates may also adversely change the market value of our hedging transactions and may adversely affect financing costs. While a significant portion of our debt is effectively at a fixed rate of interest and our nearest maturity is not until 2027, a significant increase in financing cost due to increased interest rates may hinder our efforts to expand our franchisee footprint, which could adversely affect our cash flows and business.

In addition, we extend credit to assist franchisees in converting to, or building a new hotel under, one of our hotel brands through development advance notes and mezzanine or other forms of subordinated financing and we have a program that guarantees a portion of loans taken by franchisees for certain new construction projects. The inability of franchisees to pay back such loans could materially and adversely affect our results of operations, financial condition or cash flows.

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

Our business, along with the hospitality industry generally, faces risk that could cause damage to our reputation and the value of our hotel brands due to claims related to purported incidents of human trafficking. Along with many of our competitors, we and/or certain of our subsidiaries have been named as defendants in litigation matters filed in state and federal courts (and incurred litigation-related fees and costs), alleging statutory and common law claims arising from purported incidents of human trafficking perpetrated by third parties at certain franchised facilities and hotels once managed by certain of our subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. For additional information, see our Commitments and Contingencies note (Note 13) in the notes to our financial statements.

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

The market price for our common stock, and the market price of stock of other companies operating in the hospitality industry, has been highly volatile. For example, during the year ended December 31, 2024, the trading price of our common stock ranged between a low sales price of $67.67 and a high sales price of $105.16. The market price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including pandemics or other health crises, our ability to achieve growth and performance objectives, the success or failure of our business strategy, stockholder activism or unsolicited takeover proposals or proxy contests, general economic conditions, our quarterly or annual earnings and those of other companies in our industry, changes in financial estimates and recommendations by securities analysts, changes in laws and regulations, political instability, increased competition and changes affecting the travel industry and other events impacting our business. The stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These market fluctuations may adversely affect the trading price of our common stock.

Certain of our Directors and executive officers may have actual or potential conflicts of interest because of their current positions at Travel + Leisure or their ownership of Travel + Leisure equity.

Two of our Directors serve on the Travel + Leisure board of directors and certain of our executive officers and non-employee Directors own shares of Travel + Leisure common stock. This could create, or appear to create, potential conflicts of interest when our or Travel + Leisure’s management, officers and directors face decisions that could have different implications for us and Travel + Leisure.

We are subject to risks related to environmental, social and governance activities.

Our business, along with the hospitality industry generally, faces scrutiny related to environmental, social and governance activities and the risk of damage to our reputation and the value of our hotel brands if we fail to act responsibly or comply with new or existing regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, responsible sourcing, supply chain management, climate change, human rights, diversity, equity and inclusion, philanthropy and support for local communities. We have experienced and may continue to experience increased pressure from our stakeholders to provide additional transparency and to establish commitments, goals or targets with respect to various environmental, social and governance related issues and to act to meet those commitments, goals and targets. Our stakeholders may not agree with our strategies on these issues, and any perception that we have failed to achieve or to act responsibly with respect to such matters may adversely affect our reputation amongst our stakeholders and may affect our guests’ travel choices and directly impact our revenue.

We are subject to risks related to stockholder activism or an unsolicited takeover proposal or a proxy contest.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies. We recently defended against an unsuccessful hostile takeover attempt, which required us to incur significant expenses and costs and was a distraction for our Board, management and team members. If such a proposal were to be made again, similar distractions and additional significant costs may occur, which could have a material adverse effect on our business, financial condition or results of operations.

Stockholder activists may also seek to involve themselves in our governance, strategic direction and operations through stockholder proposals or otherwise. Such proposals could result in substantial cost and divert our attention and resources from our business and our ability to execute our strategic objectives. Additionally, shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with franchisees or make it more difficult to attract and retain qualified team members.

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

We may not continue to pay dividends on, or effect repurchases of, our common stock, and the terms of our indebtedness or applicable law could limit our ability to pay dividends on or effect repurchases of our common stock.

The declaration and payment of dividends and share repurchases are at the sole discretion of our Board and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions under our indebtedness, limitations under applicable law and other factors that our Board may deem relevant. Though we expect to make regular dividends, there can be no assurance that a payment of a dividend will occur in the future.

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

The Spin-Off was conditioned upon Travel + Leisure’s receipt of opinions of its Spin-Off tax advisors to the effect that, subject to the assumptions and limitations described in the opinions, the Spin-Off, together with certain related transactions, would qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a) (1)(D) and 355 of the Internal Revenue Code of 1986, as amended (the “Code”), in which no gain or loss would be recognized by Travel + Leisure or its stockholders, except, in the case of Travel + Leisure stockholders, for cash received in lieu of fractional shares, which opinions were delivered on the closing date of the Spin-Off. The opinions of the Spin-Off tax advisors are not binding on the Internal Revenue Service (“IRS”) or a court, and there can be no assurance that the IRS will not challenge the validity of the Spin- Off and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

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
Board & Management Cybersecurity Risk Oversight

We incorporate all of the Company’s cybersecurity processes and assessments into our overall enterprise risk program. This allows us to develop a complete consolidated view of our risk factors across our cybersecurity, information technology, and business functions. As part of the Company’s enterprise risk program, the Information Risk Committee (“IRC”) is responsible for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. The IRC is chaired by the Chief Information Security Officer (“CISO”) and the Senior Vice President – Legal (“SVP – Legal)” responsible for Privacy and Compliance Issues, with the Chief Financial Officer and Head of Strategy, Chief Commercial Officer, and the General Counsel and Chief Compliance Officer as members. The IRC meets regularly to review operations of the Company’s cybersecurity programs and processes, and to discuss emerging legal, technical, or other risks. The Audit Committee of the Board is the Board-level committee with oversight of privacy and security matters. The IRC updates the Audit Committee quarterly to provide risk updates and general education on privacy and information risk trends. The Board is made aware promptly of any cybersecurity incidents that are deemed critical or that could potentially have an impact on the business. The Board also receives periodic privacy and security awareness training from third-party subject matter experts.

Our CISO has been with Wyndham since 2012 and has worked in the cybersecurity industry for over 20 years. Prior to his time at Wyndham, as a forensic investigator, he performed cyber investigations in both civil and criminal matters and has worked closely with various industries to educate and provide guidance on cybersecurity best practices. The SVP – Legal has been with the Company since 2010 and has served in his current role since 2019. The SVP – Legal leads the legal team responsible for, among other things, corporate secretary matters, SEC reporting, privacy, compliance and legal operations. The SVP – Legal has several years of experience managing risks related to the Company’s operations, including data privacy. The IRC also includes our Chief Commercial Officer, Chief Compliance Officer and Chief Financial Officer and Head of Strategy, each whom has over 15 years of business and senior leadership experience managing risks in their respective fields, collectively covering aspects of cybersecurity, technology strategy, capital allocation and compliance.
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
Our teams conduct vendor risk assessments of third-party suppliers that may receive access to personal data or connectivity to Wyndham’s systems, for which such vendor risk assessments include information security control assessments and privacy impact assessments, regardless of the sensitivity of personal data potentially involved. The teams conduct similar internal assessments should any process potentially result in a significant change to the Company’s data processing practices concerning sensitive data or have a potentially material impact on individuals’ data and respective rights.
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

Item 2. Properties.
Our corporate headquarters is located at 22 Sylvan Way, Parsippany, New Jersey. In 2024, we purchased the property that was previously leased. We also lease space for our reservation center and data warehouse in Saint John, New Brunswick, Canada pursuant to a lease that expires in 2029. In addition, we have an additional 12 leases for office space in 11 countries outside the United States. We will evaluate the need to renew each lease on a case-by-case basis prior to its expiration.
We believe our current owned and leased properties are adequate to support our existing operations.

Item 3. Legal Proceedings.
We are involved in various claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition. See Note 13 - Commitments and Contingencies to the Consolidated Financial Statements contained in Part IV of this report for a description of claims and legal actions arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WH”. As of January 31, 2025, the number of stockholders of record was 4,036.

DIVIDEND POLICY
We declared cash dividends of $0.38 per share in each of the first, second, third and fourth quarters of 2024 ($123 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a monthly summary of our common stock repurchases, excluding excise taxes and fees, for the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October	221,989	$81.53	221,989	$542,279,202
November	22,216	90.02	22,216	540,279,373
December	25,208	99.98	25,208	537,758,961
Total	269,413	$83.95	269,413	$537,758,961

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index (consisting of Booking Holdings Inc., Carnival Corporation & plc, Expedia Group, Inc., Hilton Worldwide Holdings Inc., Marriott International, Inc., Norwegian Cruise Line Holdings Ltd., and Royal Caribbean Cruises Ltd.) for the period from December 31, 2019 to December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 (the first day of regular-way trading) and all dividends and other distributions were reinvested. The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

Cumulative Total Return

	December 31,
	2019	2020	2021	2022	2023	2024
Wyndham Hotels & Resorts, Inc.	$100.00	$95.92	$146.38	$118.50	$136.20	$173.92
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P Hotels, Resorts & Cruise Lines	$100.00	$74.12	$88.83	$67.29	$111.92	$147.93

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

Beginning with the first quarter of 2023, as a result of the changes in our Hotel Management segment including the exit from the select-service management business, the sale of our two owned hotels and the exit from substantially all of its U.S. full-service management business, the Hotel Management segment no longer met the quantitative thresholds to be disclosed as a reportable segment. As a result, we aggregated, on a prospective basis, the remaining hotel management business, which is predominately the full-service international managed business within our Hotel Franchising segment.
The Consolidated Financial Statements presented herein have been prepared on a stand-alone basis. The Consolidated Financial Statements include our assets, liabilities, revenues, expenses and cash flows and all entities in which we have a controlling financial interest.

SELECTED FINANCIAL DATA
The following selected historical consolidated statement of income/(loss) data for the years ended December 31, 2024, 2023 and 2022 and the selected historical consolidated balance sheet data as of December 31, 2024 and 2023 are derived from the audited Consolidated Financial Statements of Wyndham Hotels & Resorts included elsewhere in this report. The selected historical consolidated statement of income/(loss) data for the years ended December 31, 2021 and 2020 and the selected historical consolidated balance sheet data as of December 31, 2022, 2021 and 2020 are derived from audited consolidated financial statements of Wyndham Hotels & Resorts businesses that are not included in this report.
The selected historical consolidated financial data below should be read together with the audited Consolidated Financial Statements of Wyndham Hotels & Resorts, including the notes thereto and the other financial information included elsewhere in this report.

	As of or For the Year Ended December 31,
($ in millions, except per share amounts and RevPAR)	2024	2023	2022	2021	2020
Statement of Income/(Loss) data:
Revenues
Fee-related and other revenues	$1,404	$1,384	$1,354	$1,245	$950
Cost reimbursement revenues	4	13	144	320	350
Net revenues	1,408	1,397	1,498	1,565	1,300
Expenses
Marketing, reservation and loyalty expense	564	569	524	450	419
Cost reimbursement expense	4	13	144	320	350
Other expenses	345	312	272	349	577
Total expenses	913	894	940	1,119	1,346
Operating income/(loss)	495	503	558	446	(46)
Interest expense, net	124	102	80	93	112
Early extinguishment of debt	3	3	2	18	—
Income/(loss) before income taxes	368	398	476	335	(158)
Provision for/(benefit from) income taxes	79	109	121	91	(26)
Net income/(loss)	$289	$289	$355	$244	$(132)
Per share data:
Diluted earnings/(loss) per share	$3.61	$3.41	$3.91	$2.60	$(1.42)
Cash dividends declared per share	1.52	1.40	1.28	0.88	0.56

Balance Sheet data:
Cash	$103	$66	$161	$171	$493
Total assets (a)	4,223	4,033	4,123	4,269	4,644
Total debt (a)	2,463	2,201	2,077	2,084	2,597
Total liabilities (a)	3,573	3,287	3,161	3,180	3,681
Total stockholders’ equity	650	746	962	1,089	963

Other financial data:
Royalties and franchise fees	$555	$532	$512	$461	$328
License and other fees	119	112	100	79	84
Total adjusted EBITDA (b)(c)	694	659	650	590	336

Operating statistics:
Total Company
Number of properties (d)	9,286	9,178	9,059	8,950	8,941
Number of rooms (e)	903,000	871,800	842,500	810,100	795,900
RevPAR (f)	$42.91	$43.10	$41.88	$35.95	$24.51
Average royalty rate (g)	3.95%	3.89%	3.94%	4.06%	3.97%
United States
Number of properties (d)	5,979	6,036	6,081	6,139	6,175
Number of rooms (e)	501,800	497,600	493,800	490,600	487,300
RevPAR (f)	$50.37	$50.42	$50.72	$45.19	$30.20
Average royalty rate (g)	4.69%	4.59%	4.62%	4.62%	4.52%
______________________
(a)    Reflects the impact of the adoption of the new accounting standard in 2020 for the measurement of credit losses on financial instruments.
(b)    “Adjusted EBITDA” is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies. During the first quarter of 2021, the Company modified the definition of adjusted EBITDA to exclude the amortization of development advance notes to reflect how the Company’s chief operating decision maker reviews operating performance beginning in 2021. The Company has applied the modified definition of adjusted EBITDA to all periods presented.
(c)    The reconciliation of net income/(loss) to adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022	2021	2020 (a)
Net income/(loss)	$289	$289	$355	$244	$(132)
Provision for/(benefit from) income taxes	79	109	121	91	(26)
Depreciation and amortization	71	76	77	95	98
Interest expense, net	124	102	80	93	112
Early extinguishment of debt	3	3	2	18	—
Stock-based compensation expense	41	39	33	28	19
Development advance notes amortization	24	15	12	11	9
Transaction-related	47	11	—	—	12
Restructuring costs	15	—	—	—	34
Impairments, net	12	—	—	6	206
Separation-related	(11)	1	1	3	2
Gain on asset sale, net	—	—	(35)	—	—
Foreign currency impact of highly inflationary countries	—	14	4	1	2
Adjusted EBITDA	$694	$659	$650	$590	$336
______________________
(a)    Adjusted EBITDA has been recasted to conform with the current year presentation. Amounts may not foot due to rounding.

(d)    Represents the number of affiliated hotels at the end of the period.
(e)    Represents the number of rooms at the end of the period which are (i) either under franchise and/or management agreements and (ii) properties under affiliation agreements for which the Company receives a fee for reservation and/or other services provided.
(f)    Represents revenue per available room and is calculated by multiplying the average occupancy rate by the average daily rate.
(g)    Represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues.
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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for our reportable segment. The reportable segment presented below represents our operating segment for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segment, we also consider the nature of services provided by our operating segment. Management evaluates the operating results of our reportable segment based upon net revenues and adjusted EBITDA. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. Adjusted EBITDA is reported on a consolidated basis, as Hotel Franchising adjusted EBITDA and corporate adjusted EBITDA are reported at a segment level. We believe that Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are useful measures of performance and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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
Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OPERATING STATISTICS - 2024 VS. 2023
The table below presents our operating statistics for the years ended December 31, 2024 and 2023. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2024	2023	Change
Rooms
United States	501,800	497,600	1%
International	401,200	374,200	7%
Total rooms	903,000	871,800	4%
RevPAR
United States	$50.37	$50.42	—%
International (a)	33.59	33.21	1%
Global RevPAR (a)	42.91	43.10	—%
Average Royalty Rate
United States	4.69%	4.59%	10 bps
International	2.49%	2.37%	12 bps
Global average royalty rate	3.95%	3.89%	6 bps
______________________
(a)Excluding currency effects, international RevPAR increased 8% and global RevPAR increased 2%.
Rooms as of December 31, 2024 increased 4% compared to the prior year, driven by 1% growth in the U.S. and 7% growth internationally. As expected, these increases included 4% growth in the higher RevPAR midscale and above segments in the U.S., along with 7% combined growth in our higher RevPAR EMEA and Latin America regions.
Excluding currency effects, global RevPAR for the year ended December 31, 2024 increased 2% compared to the prior year, including flat RevPAR in the U.S. due to stable occupancy and rate, and 8% growth internationally driven by sustained pricing power.
Global average royalty rate for the year ended December 31, 2024 was 3.95%. Global average royalty rate increased 6 basis points compared to the prior year, including 10 basis points in the U.S. and 12 basis points internationally.

Table of Content

YEAR ENDED DECEMBER 31, 2024 VS. YEAR ENDED DECEMBER 31, 2023

	Year Ended December 31,
	2024	2023	Change	% Change
Revenues
Fee-related and other revenues	$1,404	$1,384	$20	1%
Cost reimbursement revenues	4	13	(9)	(69%)
Net revenues	1,408	1,397	11	1%
Expenses
Marketing, reservation and loyalty expense	564	569	(5)	(1%)
Cost reimbursement expense	4	13	(9)	(69%)
Other expenses	345	312	33	11%
Total expenses	913	894	19	2%
Operating income	495	503	(8)	(2%)
Interest expense, net	124	102	22	22%
Early extinguishment of debt	3	3	—	—%
Income before income taxes	368	398	(30)	(8%)
Provision for income taxes	79	109	(30)	(28%)
Net income	$289	$289	$—	—%

Net revenues during 2024 increased by $11 million, or 1%, compared to the prior year primarily driven by:
•$23 million of higher royalty and franchise fees primarily due to net room growth, as well as increased royalty rates and franchise fees; and
•$16 million of higher license and other ancillary revenues driven primarily by higher credit card and licensing fees; partially offset by
•$15 million of lower marketing, reservation and loyalty revenues primarily due to the absence of pass-through revenues associated with the 2023 global franchisee conference, partially offset by global net room growth;
•$9 million of lower cost-reimbursement revenues, which have no impact on net income; and
•$4 million of lower management fees, partially due to the exit of our U.S. management business.
Total expenses during 2024 increased $19 million, or 2%, compared to the prior year, primarily driven by:
•    $36 million of higher transaction-related expenses primarily due to the failed hostile takeover attempt in 2024;
•$15 million of restructuring costs; and
•$12 million of impairment charges primarily related to development advance notes; partially offset by
•$13 million of lower operating costs primarily due to lower foreign currency losses, primarily related to highly inflationary countries, and an insurance recovery;
•$10 million of lower separation-related costs, primarily due to the reversal of a reserve in 2024 related to the expiration of a tax matter associated with our spin-off;
•$9 million of lower cost-reimbursement expenses, which have no impact on net income;
•$5 million of lower marketing, reservation and loyalty expenses primarily due to the absence of $18 million in expenses related to the 2023 global franchisee conference, partially offset by higher 2024 spend driven by increased marketing revenue; and
•$5 million of lower depreciation and amortization.
Interest expense, net during 2024 increased $22 million, or 22%, compared to the prior year primarily due to a higher average debt balance.
Early extinguishment of debt was $3 million in both 2024 and 2023 related to the repricing and refinancing of our term loan B, respectively.
Our effective tax rate decreased to 21.5% in 2024 from 27.4% in 2023. During 2024, the effective tax rate was lower primarily due to tax credits received in Puerto Rico and a non-taxable reversal of a separation-related reserve. The 2023 effective tax rate was higher primarily from a foreign tax assessment that we are currently challenging.

Table of Content
As a result of these items, net income during 2024 was unchanged year-over-year.
A reconciliation of net income to adjusted EBITDA for Hotel Franchising segment, Corporate and Total Company is represented below:

	Year Ended December 31,
	2024			2023
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$628	$(339)	$289	$606	$(317)	$289
Provision for income taxes	—	79	79	—	109	109
Depreciation and amortization	62	9	71	67	9	76
Interest expense, net	—	124	124	—	102	102
Early extinguishment of debt	—	3	3	—	3	3
Stock-based compensation expense	27	14	41	25	14	39
Development advance notes amortization	24	—	24	15	—	15
Transaction-related	—	47	47	—	11	11
Restructuring costs	14	1	15	—	—	—
Impairment	12	—	12	—	—	—
Separation-related	—	(11)	(11)	—	1	1
Foreign currency impact of highly inflationary countries	—	—	—	14	—	14
Adjusted EBITDA	$767	$(73)	$694	$727	$(68)	$659
Following is a discussion of the results of our Hotel Franchising segment and Corporate for 2024 compared to 2023:

	Net Revenues			Adjusted EBITDA
	2024	2023	% Change	2024	2023	% Change
Hotel Franchising	$1,408	$1,397	1%	$767	$727	6%
Corporate	—	—	—	(73)	(68)	(7%)
Total Company	$1,408	$1,397	1%	$694	$659	5%

Hotel Franchising
Net revenues during 2024 increased $11 million, or 1% compared to the prior year as discussed above.
Adjusted EBITDA during 2024 increased $40 million compared to the prior-year period primarily driven by:
•$29 million of higher fee-related revenues, before development advance note amortization, as discussed above;
•$5 million of lower general and administrative costs primarily due to operational efficiencies and an insurance recovery; and
•$5 million of lower marketing, reservation and loyalty expenses primarily due to the absence of $18 million in expenses related to the 2023 global franchisee conference, partially offset by higher 2024 spend driven by increased marketing revenue.
Corporate
Adjusted EBITDA during 2024 was unfavorable by $5 million compared to the prior year.

DEVELOPMENT
On December 31, 2024, our global development pipeline consisted of approximately 2,100 hotels and 252,000 rooms, representing another record-high level and a 5% year-over-year increase, including 7% growth in the U.S and 4% internationally. Approximately 70% of our pipeline is in the midscale and above segments and 17% is in the extended stay segment. Approximately 58% of our pipeline is international. Additionally, approximately 78% of our pipeline is new construction, of which approximately 35% has broken ground.

Table of Content

RESTRUCTURING
During 2024, we approved a restructuring plan focused on enhancing our organizational efficiency. As a result, during 2024, we incurred $15 million of restructuring expenses relating to 135 employees primarily in our Hotel Franchising segment. The following table presents activity for the year ended December 31, 2024:

		2024 Activity
	Liability as of December 31, 2023 (a)	Costs Recognized	Cash Payments	Other (b)	Liability as of December 31, 2024 (a)
2024 Plan
Personnel-related	$—	$15	$(8)	$(2)	$5
Total accrued restructuring	$—	$15	$(8)	$(2)	$5
_____________________
(a)Reported within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
(b)Represents non-cash payments in Company stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	Year Ended December 31,
	2024	2023	Change
Total assets	$4,223	$4,033	$190
Total liabilities	3,573	3,287	286
Total stockholders’ equity	650	746	(96)

Total assets increased $190 million from December 31, 2023 to December 31, 2024 primarily related to increases in development advance notes in support of our growth strategy, cash and accounts receivables. Total liabilities increased $286 million year-over-year primarily related to a $262 million increase in our outstanding debt. Total equity decreased $96 million year-over-year primarily due to $308 million of stock repurchases and $123 million of dividends declared, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to support current operations, future growth initiatives, and dividend payments to stockholders, while also enabling us to create additional value for our stockholders in the form of share repurchases.
As of December 31, 2024, our liquidity approximated $765 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of December 31, 2024, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of December 31, 2024, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $364 million maturing in 2027, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $88 million was outstanding.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of December 31, 2024 the margin on our term loan A was 1.75%.

As of December 31, 2024, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing over 94% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of December 31, 2024, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Cash provided by/(used in)
Operating activities	$290	$376	$399
Investing activities	(65)	(66)	179
Financing activities	(175)	(402)	(584)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	(3)	(4)
Net change in cash, cash equivalents and restricted cash	$47	$(95)	$(10)

During 2024, net cash provided by operating activities decreased $86 million compared to the prior year primarily due to $47 million of transaction-related payments related to the unsuccessful hostile takeover attempt and $37 million of higher development advance notes provided to franchisees in support of system growth. Net cash used in investing activities decreased $1 million compared to the prior year primarily due to the purchase of our corporate headquarters, partially offset by lower loan advances. Net cash used in financing activities decreased $227 million compared to the prior year primarily due to $163 million of higher net debt borrowings, $83 million of lower stock repurchases and $22 million of stock options exercises, partially offset by a $34 million finance lease payment associated with the purchase of our corporate headquarters.

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
Capital Deployment
Our first priority is to invest in the business. This includes deploying capital to attract high quality assets into our system, investing in select technology improvements across our business that further our strategic objectives and competitive position, brand refresh programs to improve quality and protect brand equity, business acquisitions that are accretive and strategically enhancing to our business, and/or other strategic initiatives. We also expect to maintain a regular dividend payment. Excess cash generated beyond these needs is expected to be available for enhanced stockholder return in the form of stock repurchases.

During 2024, we spent $34 million on capital expenditures, related to information technology, including digital innovation, and $15 million for the purchase of our corporate headquarters. During 2025, we anticipate spending approximately $40-45 million on capital expenditures.
In addition, during 2024, we invested $109 million in development advance notes (net of repayments), and we anticipate spending approximately $110 million on development advance notes in 2025. These investments play a crucial role in attracting higher “FeePAR” hotels into our system, strengthening our portfolio with more premium properties. We may also provide other forms of financial support, such as enhanced credit support, to drive our business growth and strengthen our competitive position.
We have outstanding development advances and loans with a large franchisee currently negotiating with its lenders regarding a potential sale of its business. Both the development advance notes and loans are secured with guarantees and collateral from our current franchisee, adding an additional layer of protection. The development advance notes and loans are expected to be assumed by the purchaser when the sale is finalized, which is expected by the end of February 2025, mitigating risk to our assets. However, if the sale does not proceed as planned, the franchisee’s lenders may seek concessions, which could require us to pursue the underlying guarantees and collateral and also impact the recoverability of a portion of our assets.
During 2024, we incurred $43 million of transaction-related costs associated with the failed hostile takeover attempt. During 2024, we paid $47 million, including amounts incurred in 2023, for this transaction.
We expect all our cash needs to be funded from cash on hand and cash generated through operations, and/or availability under our revolving credit facility.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, purchase commitments and lease payments. See Note 11 - Long-Term Debt and Borrowing Arrangements and Note 18 - Leases to the Consolidated Financial Statements contained in Part IV of this report for more information. As of December 31, 2024, we had future long-term interest payment obligations of approximately $606 million, of which $132 million is payable within twelve months. As of December 31, 2024, we had purchase commitments primarily consisting of non-cancelable obligations for marketing and technology related services of $142 million, of which $72 million is payable within twelve months.
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
Under our current stock repurchase program, we repurchased approximately 4.1 million shares at an average price of $75.63 for a cost of $308 million during 2024. Since inception of our stock repurchase program, we repurchased 24.8 million shares at an average price of $67.32 per share for a cost of $1.7 billion. As of December 31, 2024, we had $538 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.38 per share in each of the first, second, third and fourth quarters of 2024 ($123 million in aggregate). In January 2025, the Board approved an increase in the quarterly cash dividend to $0.41 per share.

The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we continue to assert that all of our undistributed foreign earnings of $143 million will be reinvested indefinitely as of December 31, 2024. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount; insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of December 31, 2024, our annualized first-lien leverage ratio was 2.7 times.
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
As of December 31, 2024, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $11 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 13 - Commitments and Contingencies to the Consolidated Financial Statements contained in Part IV of this report.

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

OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2024, 2023 and 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We are exclusively an end user of these instruments, which are commonly referred to as derivatives. We do not engage in trading, market making or other speculative activities in the derivatives markets. More detailed information about these financial instruments is provided in Note 12 - Fair Value to the Consolidated Financial Statements. Our principal market exposures are interest rate and currency exchange rate risks.
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $531 million as of December 31, 2024. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $2 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $5 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2024. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2024, the absolute notional amount of our outstanding foreign exchange hedging instruments was $186 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $2 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of December 31, 2024, we had total net exposure in Argentina relating to foreign currency of approximately $7 million. Foreign currency exchange losses related to Argentina were immaterial, $14 million and $4 million during 2024, 2023 and 2022, respectively.
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
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended December 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as otherwise disclosed in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information required by this item is included in the Proxy Statement for our 2025 Annual Meeting of Stockholders (“Proxy Statement”) under the captions “Nominees for Election to the Board”, “Governance of the Company” and “Executive Compensation” and is incorporated by reference in this report.

Item 11. Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors”, “2024 Director Compensation Table”, “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity compensation plan information as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2.4 million (a)	$54.45 (b)	4.4 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
______________________
(a)    Consists of shares issuable upon exercise of stock settled stock options, restricted stock units, deferred stock units and performance vested restricted stock units at the maximum achievement level under the Amended and Restated 2018 Equity and Incentive Plan.
(b)    Consists of weighted-average exercise price of outstanding stock settled stock options.
(c)    Consists of shares available for future grants under the Amended and Restated 2018 Equity and Incentive Plan.

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

WYNDHAM HOTELS & RESORTS, INC.

By:	/s/ GEOFFREY A. BALLOTTI
Geoffrey A. Ballotti
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY A. BALLOTTI	President, Chief Executive Officer and Director	February 13, 2025
Geoffrey A. Ballotti	(Principal Executive Officer)

/s/ MICHELE ALLEN	Chief Financial Officer and Head of Strategy	February 13, 2025
Michele Allen	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 13, 2025
Nicola Rossi	(Principal Accounting Officer)

/s/ STEPHEN P. HOLMES	Non-Executive Chairman of the Board of Directors	February 13, 2025
Stephen P. Holmes

/s/ MYRA J. BIBLOWIT	Director	February 13, 2025
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 13, 2025
James E. Buckman

/s/ BRUCE B. CHURCHILL	Director	February 13, 2025
Bruce B. Churchill

/s/ MUKUL DEORAS	Director	February 13, 2025
Mukul Deoras

/s/ RONALD L. NELSON	Director	February 13, 2025
Ronald L. Nelson

/s/ PAULINE D.E. RICHARDS	Director	February 13, 2025
Pauline D.E. Richards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
February 13, 2025
We have served as the Company’s auditor since 2017.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenues
Royalties and franchise fees	$555	$532	$512
Marketing, reservation and loyalty	563	578	544
Management and other fees	10	14	57
License and other fees	119	112	100
Other	157	148	141
Fee-related and other revenues	1,404	1,384	1,354
Cost reimbursements	4	13	144
Net revenues	1,408	1,397	1,498
Expenses
Marketing, reservation and loyalty	564	569	524
Operating	81	94	106
General and administrative	130	130	123
Cost reimbursements	4	13	144
Depreciation and amortization	71	76	77
Transaction-related	47	11	—
Restructuring	15	—	—
Impairment	12	—	—
Separation-related	(11)	1	1
Gain on asset sale, net	—	—	(35)
Total expenses	913	894	940
Operating income	495	503	558
Interest expense, net	124	102	80
Early extinguishment of debt	3	3	2
Income before income taxes	368	398	476
Provision for income taxes	79	109	121
Net income	$289	$289	$355

Earnings per share
Basic	$3.64	$3.43	$3.93
Diluted	3.61	3.41	3.91
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$289	$289	$355
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(6)	12	(5)
Unrealized gains/(losses) on cash flow hedges	4	(31)	58
Other comprehensive (loss)/income, net of tax	(2)	(19)	53
Comprehensive income	$287	$270	$408
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$103	$66
Trade receivables, net	271	241
Prepaid expenses	44	27
Other current assets	49	39
Total current assets	467	373
Property and equipment, net	94	88
Goodwill	1,525	1,525
Trademarks, net	1,230	1,232
Franchise agreements and other intangibles, net	318	347
Other non-current assets	589	468
Total assets	$4,223	$4,033
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$43	$37
Accounts payable	37	32
Deferred revenues	121	91
Accrued expenses and other current liabilities	265	299
Total current liabilities	466	459
Long-term debt	2,420	2,164
Deferred income taxes	332	325
Deferred revenues	169	167
Other non-current liabilities	186	172
Total liabilities	3,573	3,287
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 102.8 and 102.1 issued at December 31, 2024 and 2023	1	1
Treasury stock, at cost – 24.8 and 20.7 shares at December 31, 2024 and 2023	(1,669)	(1,361)
Additional paid-in capital	1,647	1,599
Retained earnings	654	488
Accumulated other comprehensive income	17	19
Total stockholders’ equity	650	746
Total liabilities and stockholders’ equity	$4,223	$4,033
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$289	$289	$355
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	71	76	77
Provision for/(recovery of) doubtful accounts	4	3	(2)
Impairment	12	—	—
Deferred income taxes	4	(17)	(39)
Stock-based compensation	45	39	33
Gain on asset sale, net	—	—	(35)
Loss on early extinguishment of debt	3	3	2
Net change in assets and liabilities:
Trade receivables	(39)	(10)	16
Prepaid expenses	(18)	5	(6)
Other current assets	2	37	(3)
Accounts payable, accrued expenses and other current liabilities	(33)	(4)	14
Deferred revenues	36	10	22
Payments of development advance notes	(114)	(73)	(52)
Proceeds from development advance notes	5	1	4
Other, net	23	17	13
Net cash provided by operating activities	290	376	399
Investing activities
Property and equipment additions	(49)	(37)	(39)
Acquisition of hotel brand	—	—	(44)
Loan advances	(17)	(29)	—
Loan repayments	1	—	—
Proceeds from asset sales, net	—	—	263
Other, net	—	—	(1)
Net cash (used in)/provided by investing activities	(65)	(66)	179
Financing activities
Proceeds from borrowings	1,835	1,378	400
Principal payments on long-term debt	(1,539)	(1,245)	(404)
Finance lease payments	(39)	(5)	(5)
Debt issuance costs	(1)	(10)	(4)
Dividends to stockholders	(122)	(118)	(116)
Repurchases of common stock	(310)	(393)	(448)
Exercise of stock options	22	—	4
Net share settlement of incentive equity awards	(20)	(9)	(11)
Other, net	(1)	—	—
Net cash used in financing activities	(175)	(402)	(584)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	(3)	(4)
Net increase/(decrease) in cash, cash equivalents and restricted cash	47	(95)	(10)
Cash, cash equivalents and restricted cash, beginning of period	66	161	171
Cash, cash equivalents and restricted cash, end of period	$113	$66	$161
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2021	92	$1	$(519)	$1,543	$79	$(15)	$1,089
Net income	—	—	—	—	355	—	355
Other comprehensive income	—	—	—	—	—	53	53
Dividends	—	—	—	—	(116)	—	(116)
Repurchase of common stock	(6)	—	(445)	—	—	—	(445)
Net share settlement of incentive equity awards	—	—	—	(11)	—	—	(11)
Change in deferred compensation	—	—	—	33	—	—	33
Exercise of stock options	—	—	—	4	—	—	4
Balance as of December 31, 2022	86	1	(964)	1,569	318	38	962
Net income	—	—	—	—	289	—	289
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Dividends	—	—	—	—	(119)	—	(119)
Repurchase of common stock	(5)	—	(397)	—	—	—	(397)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	38	—	—	38
Other	—	—	—	1	—	—	1
Balance as of December 31, 2023	81	1	(1,361)	1,599	488	19	746
Net income	—	—	—	—	289	—	289
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(123)	—	(123)
Repurchase of common stock	(4)	—	(308)	—	—	—	(308)
Net share settlement of incentive equity awards	—	—	—	(20)	—	—	(20)
Change in deferred compensation	—	—	—	45	—	—	45
Exercise of stock options	1	—	—	22	—	—	22
Other	—	—	—	1	—	—	1
Balance as of December 31, 2024	78	$1	$(1,669)	$1,647	$654	$17	$650

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
Beginning with the first quarter of 2023, as a result of the changes in its Hotel Management segment including the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business, the Hotel Management segment no longer met the quantitative thresholds to be disclosed as a reportable segment. As a result, the Company has aggregated, on a prospective basis, the remaining hotel management business, which is predominately the full-service international managed business within its Hotel Franchising segment.

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
As members earn points through the loyalty program, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The Company estimates the value of the future redemption obligations by projecting the timing of future point redemptions based on historical levels, including an estimate of the points that will expire or never be redeemed, and an estimate of the points members will eventually redeem. The recorded liability related to the program totals $105 million and $117 million as of December 31, 2024 and 2023, respectively, of which $65 million and $75 million, respectively, are included in accrued expenses and other current liabilities, and $40 million and $42 million, respectively, are included in other non-current liabilities on the Company’s Consolidated Balance Sheets.
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
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $110 million, $127 million and $124 million in 2024, 2023 and 2022, respectively.
Property and Equipment
Property and equipment (including building and leasehold improvements) are recorded at cost and presented net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Income, is calculated utilizing the straight-line method over the lesser of the lease terms or estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is calculated utilizing the straight-line method over the lesser of the estimated benefit period of the related assets or the lease terms. Useful lives are generally up to 20 years for leasehold improvements, 30 years for buildings, up to 15 years for building improvements and from three to seven years for furniture, fixtures and equipment.
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
The net carrying value of software developed or obtained for internal use was $50 million and $47 million as of December 31, 2024 and 2023, respectively. Depreciation expense on capitalized software developed or obtained for internal use was $36 million, $40 million and $37 million for the twelve months ended December 31, 2024, 2023 and 2022, respectively, which is reported within depreciation and amortization on the Consolidated Statements of Income.
Impairment of Long-Lived Assets
Goodwill is reviewed annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the one-step impairment test, with an impairment being recognized only where the fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, the Company would use the one-step impairment test. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, its historical share price as well as other industry-specific considerations. The Company performed its annual quantitative assessment for impairment on each reporting unit’s goodwill as of October 1, 2024 and determined that no impairments existed and that it was more likely than not that the fair value of its reporting units continued to substantially exceed their carrying values.
The Company also determines whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment. The Company performed its annual quantitative assessment for impairment on its indefinite-lived intangible assets as of October 1, 2024 and determined that no impairments existed and that it was more likely than not that the fair value of its indefinite-lived intangible assets continued to exceed their carrying values.
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
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued an accounting update, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses on an annual and interim basis. This update requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Other than additional disclosure, the Company does not expect a change to its consolidated financial statements. The Company will adopt the guidance on January 1, 2027, as required.
In December 2023, the FASB issued an accounting update, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This update should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures. Other than additional disclosure, the Company does not expect a change to its consolidated financial statements. The Company will adopt the guidance on January 1, 2025, as required.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued an accounting update, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“2023 Accounting Update”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance on January 1, 2024, and applied the guidance retrospectively to all prior periods presented in the financial statements. See Note 15 - Segment Information for new disclosures.

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

The Company also recognizes reimbursable payroll costs for operational employees and other reimbursable costs at certain of the Company’s managed hotels as revenue. In 2024, these costs and revenues relate to the Company’s international managed portfolio. Although these costs are funded by hotel owners, accounting guidance requires the Company to report these fees on a gross basis as both revenues and expenses.
The Company recognizes license and other revenues from Wyndham Worldwide (“former Parent”), now known as Travel + Leisure Co. and other affiliates, for use of the “Wyndham” trademark and certain other trademarks.
In addition, the Company earned revenues from its previously two owned hotels (sold in 2022), which consisted primarily of (i) gross room rentals, (ii) food and beverage services and (iii) on-site spa, casino, golf and shop revenues. These revenues were recognized upon the completion of services.
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred initial franchise fee revenues	$145	$145
Deferred loyalty program revenues	97	95
Deferred co-branded credit card program revenues	22	3
Deferred other revenues	26	15
Total	$290	$258

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the years set forth below:

	2025	2026	2027	Thereafter	Total
Initial franchise fee revenues	$17	$8	$7	$113	$145
Loyalty program revenues	60	25	10	2	97
Co-branded credit card program revenues	22	—	—	—	22
Other revenues	22	1	—	3	26
Total	$121	$34	$17	$118	$290

Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products for each of the Company’s segments:

	Year Ended December 31,
	2024	2023	2022
Hotel Franchising (a)
Royalties and franchise fees	$555	$532	$496
Marketing and reservation fees	467	487	457
Loyalty revenue	96	91	86
Management and other fees	10	14	—
License and other fees	119	112	100
Cost reimbursements	4	13	—
Other (b)	157	148	138
Total Hotel Franchising	1,408	1,397	1,277

Hotel Management
Royalties and franchise fees	n/a	n/a	16
Marketing, reservation and loyalty	n/a	n/a	1
Owned hotel revenues	n/a	n/a	42
Management fees	n/a	n/a	15
Cost reimbursements	n/a	n/a	144
Other	n/a	n/a	3
Total Hotel Management	n/a	n/a	221

Net revenues	$1,408	$1,397	$1,498
_____________________
(a)    For 2024 and 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
(b)    The Company’s other revenues are primarily related to revenues from its co-branded credit card program and property management systems.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of December 31, 2024 and 2023, capitalized contract costs were $76 million and $68 million, respectively, of which $5 million and $4 million, respectively, were included in other current assets, and $71 million and $64 million, respectively, were included in other non-current assets on the Company’s Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data) for the years ended December 31:

	2024	2023	2022
Net income	$289	$289	$355

Basic weighted average shares outstanding	79.5	84.4	90.3
Stock options and restricted stock units (“RSUs”) (a)	0.6	0.5	0.5
Diluted weighted average shares outstanding	80.1	84.9	90.8

Earnings per share:
Basic	$3.64	$3.43	$3.93
Diluted	3.61	3.41	3.91

Dividends:
Cash dividends declared per share	$1.52	$1.40	$1.28
Aggregate dividends paid to stockholders	$122	$118	$116
_____________________
(a)    Diluted shares outstanding exclude shares related to stock options which were immaterial for both 2024 and 2023 and 0.4 million for 2022. Diluted shares outstanding exclude shares related to RSUs of 0.3 million, 0.4 million and 0.2 million for 2024, 2023 and 2022, respectively. Such options and RSUs were excluded as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2023	20.7	$1,361	$65.69
For the twelve months ended December 31, 2024	4.1	308	75.63
As of December 31, 2024	24.8	$1,669	$67.32

The Company had $538 million of remaining availability under its program as of December 31, 2024.

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

The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the years ended:

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning balance	$60	$64	$81
Provision for/(recovery of) doubtful accounts	6	3	(2)
Bad debt write-offs	(5)	(7)	(15)
Ending balance	$61	$60	$64

Notes Receivable
As of December 31, 2024 and 2023, the Company had notes receivable of $31 million and $28 million, respectively, net of $1 million allowance for both years, which is primarily included in other non-current assets on the Company’s Consolidated Balance Sheets. For a significant portion of such notes receivable, the Company has received guarantees from the owners of these hotels. In addition, the Company had $19 million and $15 million of notes receivable, which is included in other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, which are fully offset by a corresponding amount in deferred revenues.

6. PROPERTY AND EQUIPMENT, NET
In the fourth quarter of 2024, the Company purchased its corporate headquarters which was previously accounted for as a finance lease. The Company paid $48 million, of which $33 million was recorded to finance lease liability within long-term debt on the Consolidated Balance Sheet and the remaining $15 million was recorded to land and building within property and equipment, net on its Consolidated Balance Sheet. Additionally, the Company recorded an $18 million non-cash reclass representing the net book value of the finance lease asset, to land and building which is reported within property and equipment, net on its Consolidated Balance Sheet. In connection with this transaction, the Company reported $33 million within financing activities as principal payments on finance lease obligations and $15 million within investing activities as property and equipment on its Consolidated Statement of Cash Flows.
Property and equipment, net consisted of:

	As of December 31,
	2024	2023
Land	7	—
Building	26	—
Building improvements	2	—
Leasehold improvements	1	29
Capitalized software	166	258
Furniture, fixtures and equipment	16	24
Finance leases	—	64
Construction in progress	7	13
	225	388
Less: Accumulated depreciation	131	300
	$94	$88
The Company recorded depreciation expense of $44 million, $49 million, and $46 million during 2024, 2023 and 2022, respectively, related to property and equipment.

7. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount			Gross Carrying Amount
Goodwill	$1,525			$1,525

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademarks			$1,230			$1,232

Amortized intangible assets:
Franchise agreements	$912	$594	$318	$913	$567	$346
Management agreements	1	1	—	1	1	—
Other	—	—	—	1	—	1
	$913	$595	$318	$915	$568	$347
The changes in the carrying amount of goodwill by reporting unit are as follows:

	Balance as of December 31, 2022	Adjustments to Goodwill	Balance as of December 31, 2024
Hotel Franchising	$1,441	$—	$1,441
Hotel Management	84	—	84
Total	$1,525	$—	$1,525
Amortization expense relating to amortizable intangible assets was as follows for the years ended December 31:

	2024	2023	2022
Franchise agreements	$27	$26	$26
Management agreements	—	1	5
Total (a)	$27	$27	$31
______________________
(a)    Included as a component of depreciation and amortization on the Consolidated Statements of Income.
Based on the Company’s amortizable intangible assets as of December 31, 2024, the Company expects related amortization expense as follows:

Amount
2025	$27
2026	26
2027	25
2028	25
2029	24
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

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Consolidated Statements of Income include initial franchise fees of $22 million, $16 million and $15 million in 2024, 2023 and 2022, respectively.
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
The Company’s Consolidated Financial Statements include the following with respect to development advances:

Consolidated Balance Sheets:	As of December 31,
	2024	2023
Other non-current assets	$308	$228

During 2024, the Company made a non-cash reclass of $10 million from loan receivables to development advance notes, both of which were reported within other non-current assets. During 2023, the Company made a non-cash reclass of $29 million to development advance notes in connection with the execution of franchise agreements, of which $25 million was from other current assets and $4 million was from other non-current assets.
As a result of the Company’s evaluation of the recoverability of the carrying value of the development advance notes, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Consolidated Statements of Income:	Year Ended December 31,
	2024	2023	2022
Forgiveness of notes (a)	$24	$15	$12
Impairment (b)	10	—	—
Bad debt expense related to notes	—	1	1
_____________________
(a)    Amounts are recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues on the Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Consolidated Statements of Income.

Restricted Cash
As of December 31, 2024, the Company had $10 million of restricted cash that is reported within other non-current assets on the Condensed Consolidated Balance Sheet. The Company had no restricted cash on its Condensed Consolidated Balance Sheet as of December 31, 2023.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2024	2023
Accrued taxes payable	$66	$64
Accrued loyalty program liabilities (Note 2)	65	75
Accrued payroll and related expenses	55	57
Accrued self-insurance liabilities	17	21
Accrued professional expenses	14	19
Accrued interest	9	10
Due to former Parent (Note 17)	8	20
Accrued restructuring (Note 16)	5	—
Accrued legal settlements (Note 13)	3	7
Operating lease liabilities (Note 18)	3	4
Accrued marketing expenses	2	4
Other	18	18
	$265	$299

10. INCOME TAXES
The income tax provision consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$43	$72	$116
State	12	14	22
Foreign	20	40	22
	75	126	160
Deferred
Federal	4	(6)	(30)
State	2	(4)	(9)
Foreign	(2)	(7)	—
	4	(17)	(39)
Provision for income taxes	$79	$109	$121
Pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Domestic	$264	$332	$432
Foreign	104	66	44
Pretax income	$368	$398	$476

Deferred Taxes
Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2024	2023
Deferred income tax assets:
Accrued liabilities and deferred revenues	$85	$95
Tax credits (a)	8	9
Other comprehensive income and other	16	13
Provision for doubtful accounts	9	8
Net operating loss carryforward (b)	20	23
Valuation allowance (c)	(19)	(23)
Deferred income tax assets	119	125

Deferred income tax liabilities:
Depreciation and amortization	404	412
Other comprehensive income and other	34	26
Deferred income tax liabilities	438	438
Net deferred income tax liabilities	$319	$313

Reported in:
Other non-current assets	$13	$12
Deferred income taxes	332	325
Net deferred income tax liabilities	$319	$313
_____________________
(a)    As of December 31, 2024, the Company had $7 million of foreign tax credits. The foreign tax credits expire no later than 2034.
(b)    As of December 31, 2024, the Company’s net operating loss carryforwards primarily relate to state net operating losses, which are due to expire at various dates, but no later than 2044.
(c)    The valuation allowance of $19 million as of December 31, 2024 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $9 million, $3 million and $7 million, respectively. The valuation allowance of $23 million as of December 31, 2023 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $12 million, $2 million and $9 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings of $143 million will be reinvested indefinitely as of December 31, 2024. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

The Company’s effective income tax rate differs from the U.S. federal statutory rate as follows for the years ended December 31:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefits	3.0	2.5	2.8
Taxes on foreign operations at rates different than U.S. federal statutory rates	0.8	2.6	1.9
Taxes on foreign income, net of tax credits	0.2	0.3	0.4
Nondeductible executive compensation	1.7	1.2	0.7
Foreign-derived intangible income	(1.1)	(0.8)	(0.5)
Valuation allowances	—	0.1	(0.6)
Puerto Rico tax credits	(3.7)	—	—
Other	(0.4)	0.5	(0.3)
	21.5%	27.4%	25.4%
The effective income tax rate for 2024, 2023 and 2022 differs from the U.S. Federal income tax rate of 21% primarily due to state taxes and U.S. and foreign taxes, including withholding taxes on the Company’s international operations. During 2024, the effective income tax rate was lower primarily due to tax credits received in Puerto Rico.
The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

	2024	2023	2022
Beginning balance	$11	$8	$7
Increases related to tax positions taken during a prior period	—	7	4
Increases related to tax positions taken during the current period	2	2	—
Decreases related to settlements with taxing authorities	—	(2)	—
Decreases as a result of a lapse of the applicable statute of limitations	(2)	(4)	(3)
Ending balance	$11	$11	$8
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $11 million as of December 31, 2024 and 2023 and $8 million as of December 31, 2022. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The amount of potential penalties and interest related to these unrecognized tax benefits recorded in the provision for income taxes were immaterial during 2024, 2023 and 2022. The Company had a liability for potential penalties of $1 million as of December 31, 2024, 2023 and 2022, and potential interest of $3 million as of December 31, 2024 and 2023 and $2 million as of December 31, 2022, respectively. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2021. The 2018 through 2023 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2017 through the 2023 tax years generally remain subject to examination by their respective tax authorities. The statute of limitations is scheduled to expire and current open examinations are expected to be resolved within 12 months of the reporting date in certain taxing jurisdictions, and the Company therefore believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $9 million to $10 million, inclusive of interest and penalties.
The Company made cash income tax payments, net of refunds, of $95 million during both 2024 and 2023 and $123 million during 2022.
Various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organization for Economic Co-operation and Development with an effective date of January 1, 2024. Based on the Company's current analysis, Pillar II did not have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2024.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. The IRA did not have a material impact on its financial results, including on its annual estimated effective tax rate or liquidity.

11. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	As of December 31,
	2024		2023
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$88	7.17%	$160	7.30%
$400 million term loan A (due April 2027)	364	7.02%	384	6.82%
$1.5 billion term loan B (due May 2030)	1,515	4.20%	1,123	4.10%
$500 million 4.375% senior unsecured notes (due August 2028)	496	4.38%	495	4.38%
Finance leases	—	4.50%	39	4.50%
Total long-term debt	2,463	4.84%	2,201	4.77%
Less: Current portion of long-term debt	43		37
Long-term debt	$2,420		$2,164
_____________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $13 million and $16 million as of December 31, 2024 and 2023, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of both December 31, 2024 and 2023.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects from hedging.
Maturities and Capacity
The Company’s outstanding debt as of December 31, 2024 matures as follows:

Long-Term Debt
Within 1 year	$43
Between 1 and 2 years	45
Between 2 and 3 years	410
Between 3 and 4 years	512
Between 4 and 5 years	15
Thereafter	1,438
Total	$2,463

As of December 31, 2024, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	88
Available capacity	$662
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

The Company had $88 million and $160 million of outstanding borrowings on its revolving credit facility as of December 31, 2024 and 2023, respectively. Such borrowings are included within long-term debt on the Consolidated Balance Sheet.
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
$1.5 billion Term Loan B Agreement
In May 2024, the Company entered into a Fifth Amendment to the credit agreement dated May 30, 2018 (the “Fifth Amendment”), in which the Company repriced all of its Term Loan B loans (“Prior Term Loan B Facility”) and borrowed an incremental $400 million. The new Senior Secured Term Loan B Facility (“New Term Loan B”) had an outstanding principal balance of $1.5 billion as of December 31, 2024. The incremental proceeds of the New Term Loan B were used for general corporate purposes, including the repayment of then-outstanding balances under the Company’s revolving credit facility. The New Term Loan B has substantially the same terms as the Prior Term Loan B Facility. The New Term Loan B bears interest at the Borrower’s option at a rate of (a) base rate, plus an applicable rate of 0.75% or (b) Term SOFR, plus an applicable rate of 1.75%. The New Term Loan B is subject to the same prepayment provisions and covenants applicable to the Prior Term Loan B facility.
The Term SOFR with respect to the New Term Loan B is subject to a “floor” of 0.00%. The New Term Loan B is subject to the same prepayment provisions and covenants applicable to the Prior Term Loan B facility, subject to customary exceptions and limitations. These provisions include a standard mandatory prepayment provisions including (i) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of its restricted subsidiaries (other than with respect to certain permitted indebtedness); (ii) 100% (with step-downs to 50% and 0% based upon achievement of specified first-lien leverage ratios) of the net cash proceeds from certain sales or other dispositions of assets by the Company or any of its restricted subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified first-lien leverage ratios) of annual (commencing with the 2019 fiscal year) excess cash flow of the Company and its restricted subsidiaries, subject to customary exceptions and limitations.
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
The New Term Loan B is subject to equal quarterly amortization of principal of 0.25% of the initial principal amount, starting in the third quarter of 2024, the first full fiscal quarter after the closing date.
4.375% Senior Unsecured Notes
In August 2020, the Company issued $500 million of senior unsecured notes, which mature in 2028 and bear interest at a rate of 4.375% per year, for net proceeds of $492 million. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.
Finance Leases
Prior to the fourth quarter of 2024, the Company’s finance leases consisted of the lease of its corporate headquarters. In connection with the Company’s separation from former Parent, it was assigned the lease for its corporate headquarters located in Parsippany, New Jersey from its former Parent, which resulted in the Company recording a finance lease obligation and asset. In the fourth quarter of 2024, the Company purchased the property for its corporate headquarters. See Note 6, Property and Equipment, net for more details.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated Balance Sheets. Such deferred debt issuance costs were $2 million and $3 million as of December 31, 2024 and 2023, respectively.
Cash Flow Hedge
As of December 31, 2024, the Company has pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing over 94% of the outstanding amount of its term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For the year ended December 31, 2024 and 2023, the weighted average fixed rate (plus applicable spreads) for the swaps were 1.86% and 1.77%, respectively. The aggregate fair value of these interest rate swaps was a net asset of $18 million and $13 million as of December 31, 2024 and 2023, respectively, which was included within other non-current assets on the Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Consolidated Statements of Income were $36 million of income during both 2024 and 2023 and $2 million of expense during 2022.
There was no hedging ineffectiveness recognized in 2024, 2023 or 2022. The Company expects to reclassify approximately $8 million of gains from AOCI to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred interest expense of $129 million, $108 million and $85 million in 2024, 2023 and 2022, respectively. Cash paid related to such interest was $126 million, $103 million and $82 million for 2024, 2023 and 2022, respectively. Interest income was $5 million, $6 million and $5 million for 2024, 2023 and 2022, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million during both 2024 and 2023 and $2 million during 2022. The 2024 and 2023 amounts relate to the repricing and refinancing of the Company’s term loan B, respectively. The 2022 amount relates to the Third Amendment and $400 million partial pay down of its term loan B, as discussed above.

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

	December 31, 2024
	Carrying Amount	Estimated Fair Value
Debt	$2,463	$2,460

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized gains from freestanding foreign currency exchange contracts of $3 million during 2024, $3 million of losses during 2023 and $2 million of gains during 2022. Such gains and losses are included in operating expenses in the Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were immaterial, $14 million and $4 million during 2024, 2023 and 2022, respectively. Such losses are included in operating expenses in the Consolidated Statements of Income.
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
Market Risk
The Company is subject to risks relating to the geographic concentration of its hotel properties, which may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expense, revenues from transactions in the states of Florida and Texas as a percent of U.S. revenues were approximately 18%, and 11% respectively, during 2024, 17% and 10%, respectively, during 2023, 24% and 10%, respectively, during 2022. Revenues in the state of Florida include license and other fees from the Company’s former Parent. Excluding these revenues, revenues in the state of Florida as a percent of U.S. revenues were 8%, 7% and 16% during 2024, 2023 and 2022, respectively.

13. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements and with owners in connection with management contracts, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice. As of December 31, 2024, the Company is aware of approximately 50 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $3 million and $7 million as of December 31, 2024 and 2023, respectively. The Company also had receivables for certain matters which are covered by insurance. Such receivables were immaterial as of December 31, 2024 and were $4 million as of December 31, 2023 and are included within other current assets on the Company’s Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2024, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $11 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.

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

The table below summarizes the post-closing credit support guarantees related to the sale of the European Vacation Rentals business, the fair values of such guarantees and the receivables from its former Parent representing two-thirds of such guarantees as of December 31, 2024:

	Guarantees	Fair Value of Guarantees	Receivable from former Parent
Post-closing credit support at time of sale	$81	$39	$26
Additional post-closing credit support	46	22	15
Total	$127	$61	$41

The fair value of the guarantees was $61 million as of December 31, 2024 and 2023 and were included in other non-current liabilities on the Consolidated Balance Sheets. In connection with these guarantees the Company had receivables from its former Parent of $41 million as of December 31, 2024 and 2023, which were included in other non-current assets on its Consolidated Balance Sheets.

14. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Amended and Restated Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), which originally became effective on May 14, 2018 and was amended and restated on November 20, 2024, a maximum of 10.0 million shares of common stock may be awarded. As of December 31, 2024, 4.4 million shares remained available.
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

Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the year ended December 31, 2024 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2023	1.0		$72.80	0.5		$76.56
Granted (a)	0.5		76.94	0.2	(b)	76.55
Vested	(0.5)		68.86	(0.1)		65.21
Canceled	(0.1)		76.72	—		—
Balance as of December 31, 2024	0.9	(c)	$76.55	0.6	(d)	$78.43
_____________________
(a)Represents awards granted by the Company primarily in February 2024.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of December 31, 2024 have an aggregate unrecognized compensation expense of $48 million, which is expected to be recognized over a weighted average period of 2.5 years.
(d)PSUs outstanding as of December 31, 2024 have an aggregate maximum potential unrecognized compensation expense of $22 million, which may be recognized over a weighted average period of 1.8 years based on attainment of targets.
There were no stock options granted in 2024 or 2023. The activity related to stock options for the year ended December 31, 2024 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	1.0	$55.89
Granted	—	—
Exercised	(0.4)	58.43
Canceled	—	—
Outstanding as of December 31, 2024	0.6	$54.45	2.5	$31
Unvested as of December 31, 2024	—	$—	0	$—
Exercisable as of December 31, 2024	0.6	$54.11	2.5	$31
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
Stock-Based Compensation Expense
Stock-based compensation expense was $45 million, $39 million and $33 million for 2024, 2023 and 2022, respectively. For 2024, $2 million of stock-based compensation expense was recorded within both restructuring costs and transaction-related costs on the Consolidated Statements of Income.

15. SEGMENT INFORMATION
Wyndham Hotels’ primary segment is Hotel Franchising which principally consists of licensing the Company’s lodging brands and providing related services to third-party hotel owners and others. This reportable segment represents the Company’s operating segment for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. In identifying its reportable segment, the Company also considers the nature of services provided by its operating segment. Due to the adoption of the 2023 Accounting Update, the Company changed its primary measure of segment profit or loss from adjusted EBITDA to net income. The CODM evaluates the operating results of the Company on a consolidated basis based upon net revenues and net income, which is the measure of profit or loss that is most consistent with GAAP measurement principles and is used by the CODM internally to assess operating performance. The CODM also uses adjusted EBITDA to evaluate the operating results of its Hotel Franchising reportable segment.
Beginning with the first quarter of 2023, as a result of the changes in its Hotel Management segment including the exit from the select-service management business, the sale of its two owned hotels and the exit from substantially all of its U.S. full-service management business, the Hotel Management segment no longer met the quantitative thresholds to be disclosed as a reportable segment. As a result, the Company has aggregated, on a prospective basis, the remaining hotel management business, which is predominately the full-service international managed business within its Hotel Franchising segment.
Provided below is the Company’s segment profitability measure and significant segment expenses.

	Year Ended December 31,
	2024	2023
Net revenues	$1,408	$1,397

Less expenses (a)
Compensation	(255)	(241)
Selling and advertising	(119)	(136)
Outsourced services and information technology (b)	(127)	(120)
Professional fees	(90)	(85)
Other segment items (c)	(189)	(209)
Corporate expenses (d)	(339)	(317)
Consolidated net income	$289	$289
_____________________
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM.
(b)    Information technology costs primarily include maintenance costs and software as a service cost.
(c)    Other segment items include depreciation and amortization, stock-based compensation, restructuring costs, impairment charge, cost reimbursements, travel and entertainment, insurance and other operating expenses.
(d)    Corporate expenses include interest expense, net, transaction and separation-related expenses, provision for income taxes, early extinguishment of debt, compensation costs, and other overhead costs.

Provided below is the Company’s significant segment expense disclosure for 2022. Due to the adoption of the 2023 Accounting Update, the Company is a single reporting segment managed on a consolidated basis and therefore the 2023 and 2024 significant segment expense disclosure is not comparable to 2022 as the Company had two reportable segments.

	Year Ended December 31,
	2022
	Hotel Franchising	Hotel Management	Total
Net revenues	$1,277	$221	$1,498

Less expenses (a)
Compensation	(213)	(9)
Selling and advertising	(134)	—
Outsourced services and information technology (b)	(119)	(1)
Professional fees	(80)	(2)
Other segment items (c)	(148)	(148)
Segment net income	$583	$61	$644

Reconciliation of profit or loss (segment profit/(loss))
Adjustments and reconciling items
Corporate (d)			(289)
Consolidated net income			$355
_____________________
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM.
(b)    Information technology costs primarily include maintenance costs and software as a service cost.
(c)    Other segment items include depreciation and amortization, stock-based compensation, gain on asset sale, net, cost reimbursements, travel and entertainment, insurance and other operating expenses.
(d)    Corporate includes provision for income taxes, interest expense, net, compensation costs, and other overhead costs.
Provided below is the Company’s segment disclosure for certain financial information for 2022. Due to the adoption of the 2023 Accounting Update, the Company is a single reporting segment managed on a consolidated basis and therefore the 2023 and 2024 information is provided elsewhere in the financial statements.

	Hotel Franchising (a)	Hotel Management	Corporate (b)	Total
Year Ended or as of December 31, 2022
Depreciation and amortization	$63	$5	$9	$77
Segment assets	3,711	113	299	4,123
Capital expenditures	33	—	6	39
_____________________
(a)    For 2024 and 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of the Company's remaining international full-service managed business.
(b)    Includes the elimination of transactions between segments.

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries (a)	Total
Year Ended or As of December 31, 2024
Net revenues	$1,125	$283	$1,408
Net long-lived assets	2,979	188	3,167

Year Ended or As of December 31, 2023
Net revenues	$1,142	$255	$1,397
Net long-lived assets	3,002	190	3,192

Year Ended or As of December 31, 2022
Net revenues	$1,271	$227	$1,498
Net long-lived assets	3,126	104	3,230
_____________________
(a)    Includes U.S. territories.

16. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $47 million during the year ended December 31, 2024, primarily related to costs associated with the failed hostile takeover defense and costs related to the repricing of the Company’s term loan B. Such amounts primarily consisted of legal and advisory costs. The Company recognized transaction-related expenses of $11 million during the year ended December 31, 2023 related to corporate transactions, including costs associated with the failed hostile takeover defense and the refinancing of the Company’s term loan B. The following table presents activity for the year ended December 31, 2024:

		2024 Activity
	Liability as of December 31, 2023 (a)	Costs Recognized	Cash Payments	Other (b)	Liability as of December 31, 2024 (a)
Hostile takeover defense	$7	$43	$(47)	$(3)	$—
Debt repricing	—	4	(4)	—	—
Total accrued transaction-related expenses	$7	$47	$(51)	$(3)	$—
_____________________
(a)Reported within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
(b)Represents non-cash retention-related payments in Company stock.
Impairment
As a result of the Company’s evaluation of the recoverability of the carrying value of certain assets, the Company recorded an impairment charge of $12 million, primarily related to development advance notes, during the first quarter of 2024. The impairment charge was reported within the impairment line item on the Consolidated Statements of Income.

Restructuring
During 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, during 2024, the Company incurred $15 million of restructuring expenses, relating to 135 employees primarily in its Hotel Franchising segment. The following table presents activity for the year ended December 31, 2024:

		2024 Activity
	Liability as of December 31, 2023 (a)	Costs Recognized	Cash Payments	Other (b)	Liability as of December 31, 2024 (a)
2024 Plan
Personnel-related	$—	$15	$(8)	$(2)	$5
Total accrued restructuring	$—	$15	$(8)	$(2)	$5
_____________________
(a)Reported within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
(b)Represents non-cash payments in Company stock.
Separation-Related
Separation-related costs associated with the Company’s spin-off from former parent were $11 million of income during 2024, which were primarily due to the reversal of a reserve related to the expiration of a tax matter. The Company recognized expenses of $1 million during both 2023 and 2022, which primarily consisted of legal and tax-related costs.
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

17. TRANSACTIONS WITH FORMER PARENT
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
In connection with the Company’s license, development and non-competition agreement, the Company recorded license fees from former Parent in the amounts of $94 million, $90 million and $83 million during 2024, 2023 and 2022, respectively. Further, the Company recorded revenues of $19 million, $15 million and $10 million during 2024, 2023 and 2022, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded license fees from a former affiliate of $6 million during 2024 and $7 million during both and 2023 and 2022. Such fees are recorded within license and other fees on the Consolidated Statements of Income.
Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates
Upon the distribution of the Company’s common stock to former Parent stockholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $8 million and $20 million as of December 31, 2024 and 2023, respectively, which were included within accrued expenses and other current liabilities on its Consolidated Balance Sheets. In addition, the Company had $3 million of receivables due from former Parent as of December 31, 2023 which were included within current assets on its Consolidated Balance Sheets. Such receivables were immaterial as of December 31, 2024.

18. LEASES
The Company leases property and equipment under finance and operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and non-lease components of equipment leases.
In the fourth quarter of 2024, the Company purchased the property for its corporate headquarters which was previously accounted for as a finance lease. See Note 6, Property and Equipment, net for more details.
The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets.

	Classification on the Balance Sheets	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Other non-current assets	$10	$10
Finance lease assets	Property and equipment, net	—	22
Total lease assets		$10	$32

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$3	$4
Finance lease liabilities	Current portion of long-term debt	—	6
Non-current
Operating lease liabilities	Other non-current liabilities	6	6
Finance lease liabilities	Long-term debt	—	33
Total lease liabilities		$9	$49
The table below presents the remaining lease term and discount rates for finance and operating leases.

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	3.3 years	3.6 years
Finance leases	0	5.7 years
Weighted-average discount rate
Operating leases	5.4%	4.9%
Finance leases	4.5%	4.3%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2024.

2025	$4
2026	3
2027	2
2028	1
2029	—
Thereafter	—
Total minimum lease payments	10
Less: amount of lease payments representing interest	1
Present value of future minimum lease payments	9
Less: current obligations under leases	3
Long-term lease obligations	$6
Other Information
The Company recorded the following related to leases on the Consolidated Financial Statements:

Consolidated Statements of Cash Flows:	Year Ended December 31,
	2024		2023	2022
Operating activities
Cash payments related to operating and finance leases	$6		$6	$6
Financing activities
Cash payments related to finance leases	39	(a)	5	5
_____________________
(a)2024 finance lease payments include $33 million relating to the purchase of the Company's corporate headquarters.

Consolidated Statements of Income:	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$5	$5	$4
Finance lease expense
Amortization of right-of-use assets	4	4	4
Interest expense	1	2	2

19. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2021	$2	$(17)	$(15)
Period change	(5)	58	53
Balance as of December 31, 2022	$(3)	$41	$38
Period change	12	(31)	(19)
Balance as of December 31, 2023	$9	$10	$19
Period change	(6)	4	(2)
Balance as of December 31, 2024	$3	$14	$17

EXHIBIT INDEX

Exhibit No.	Description
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

4.8	Form of 4.375% Note due 2028 (included in Exhibit 4.6)
4.9	Description of Common Stock (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K filed February 15, 2024)
10.1
Transition Services Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc., and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018)

10.2
Tax Matters Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018)

10.3
Employee Matters Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018)

10.4
License, Development and Noncompetition Agreement, dated as of May 31, 2018, among Wyndham Hotels & Resorts, Inc. Wyndham Destinations, Inc. (now known as Travel + Leisure Co.), Wyndham Hotels and Resorts, LLC, Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018)

10.5
Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2018)

10.6
First Amendment, dated as of April 30, 2020, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 4, 2020)

10.7
Second Amendment, dated as of August 10, 2020 to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 11, 2020)

G-1

10.8
Third Amendment, dated as of April 8, 2022, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 8, 2022)

10.9
Fourth Amendment, dated as of May 25. 2023, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A. as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 25, 2023)

10.10
Fifth Amendment, dated as of May 24, 2024, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 28, 2024)

10.11†	Wyndham Hotels & Resorts, Inc. Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018)
10.12†*	Amended and Restated Wyndham Hotels & Resorts, Inc. Non-Employee Directors Deferred Compensation Plan
10.13†	Wyndham Hotels & Resorts, Inc. Savings Restoration Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018)
10.14†*	Amended and Restated Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan
10.15†	Form of Award Agreement for Restricted Stock Units (U.S. Employees) (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.16†	Form of Award Agreement for Performance-Vested Restricted Stock Units (U.S. Employees) (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.17†	Form of Award Agreement for Non-Qualified Stock Options (U.S. Employees) (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.18†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.19†	Form of Award Agreement for Performance Restricted Stock Units (U.S. Employees) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 27, 2023)
10.20†*	Form of Award Agreement for Restricted Stock Units (Non-U.S. Employees)
10.21†*	Form of Award Agreement for Performance Restricted Stock Units (Non-U.S. Employees)
10.22†	Letter Agreement, dated as of June 1, 2018, between Wyndham Hotels & Resorts, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018)
10.23†
Amended & Restated Employment Agreement, dated as of November 14, 2023, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti (incorporated by reference to Exhibit Number (e)(14) to the Registrant’s Schedule 14D-9 filed December 18, 2023)

10.24†
Amended and Restated Employment Agreement, dated as of November 7, 2022, between Wyndham Hotels & Resorts, Inc. and Michele Allen (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 16, 2023)

10.25†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Paul F. Cash (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 27, 2023)

10.26†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Scott Strickland (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 27, 2023)

10.27†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Monica Melancon (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed February 15, 2024)

19*	Wyndham Hotels & Resorts, Inc. Insider Trading Policy
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed February 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
G-2

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
† Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished with this report.
G-3