Form 10-Q
period 2025-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2025-05-01
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
76,997,642 shares of common stock outstanding as of April 15, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2025, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 13, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2025

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenues
Royalties and franchise fees	$126	$116
Marketing, reservation and loyalty	116	117
Management and other fees	2	2
License and other fees	27	26
Other	45	43
Fee-related and other revenues	316	304
Cost reimbursements	—	1
Net revenues	316	305
Expenses
Marketing, reservation and loyalty	138	131
Operating	19	19
General and administrative	30	28
Cost reimbursements	—	1
Depreciation and amortization	15	20
Transaction-related	1	41
Separation-related	1	—
Impairment	—	12
Restructuring	—	3
Total expenses	204	255
Operating income	112	50
Interest expense, net	33	28
Income before income taxes	79	22
Provision for income taxes	18	6
Net income	$61	$16

Earnings per share
Basic	$0.78	$0.20
Diluted	0.78	0.19

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$61	$16
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	2	(2)
Unrealized (losses)/gains on cash flow hedges	(15)	10
Other comprehensive (loss)/income, net of tax	(13)	8
Comprehensive income	$48	$24
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$48	$103
Trade receivables, net	278	271
Prepaid expenses	55	44
Other current assets	56	49
Total current assets	437	467
Property and equipment, net	95	94
Goodwill	1,525	1,525
Trademarks, net	1,232	1,230
Franchise agreements and other intangibles, net	312	318
Other non-current assets	648	589
Total assets	$4,249	$4,223
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$45	$43
Accounts payable	39	37
Deferred revenues	118	121
Accrued expenses and other current liabilities	251	265
Total current liabilities	453	466
Long-term debt	2,483	2,420
Deferred income taxes	327	332
Deferred revenues	224	169
Other non-current liabilities	183	186
Total liabilities	3,670	3,573
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 103.1 and 102.8 issued as of March 31, 2025 and December 31, 2024	1	1
Treasury stock, at cost – 25.6 and 24.8 shares as of March 31, 2025 and December 31, 2024	(1,745)	(1,669)
Additional paid-in capital	1,636	1,647
Retained earnings	683	654
Accumulated other comprehensive income	4	17
Total stockholders’ equity	579	650
Total liabilities and stockholders’ equity	$4,249	$4,223

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$61	$16
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	15	20
Development advance notes amortization	7	5
Provision for doubtful accounts	2	1
Impairment	—	12
Deferred income taxes	(1)	(3)
Stock-based compensation	10	10
Net change in assets and liabilities:
Trade receivables	(8)	(11)
Prepaid expenses	(11)	(7)
Other current assets	1	3
Accounts payable, accrued expenses and other current liabilities	(18)	39
Deferred revenues	53	24
Payments of development advance notes, net	(28)	(31)
Other, net	(24)	(2)
Net cash provided by operating activities	59	76
Investing activities
Property and equipment additions	(7)	(9)
Loan advances, net	(52)	(15)
Net cash used in investing activities	(59)	(24)
Financing activities
Proceeds from borrowings	140	48
Principal payments on long-term debt	(76)	(8)
Dividends to stockholders	(33)	(32)
Repurchases of common stock	(74)	(55)
Net share settlement of incentive equity awards	(22)	(17)
Other, net	—	(3)
Net cash used in financing activities	(65)	(67)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net decrease in cash, cash equivalents and restricted cash	(65)	(16)
Cash, cash equivalents and restricted cash, beginning of period	113	66
Cash, cash equivalents and restricted cash, end of period	$48	$50
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	78	$1	$(1,669)	$1,647	$654	$17	$650
Net income	—	—	—	—	61	—	61
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(76)	—	—	—	(76)
Net share settlement of incentive equity awards	—	—	—	(22)	—	—	(22)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	—	1	—	—	1
Balance as of March 31, 2025	78	$1	$(1,745)	$1,636	$683	$4	$579

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746
Net income	—	—	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	8	8
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	—	—	(57)	—	—	—	(57)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	81	$1	$(1,418)	$1,592	$472	$27	$674

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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2024 Consolidated Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
Business Description
Wyndham Hotels’ primary segment is hotel franchising which principally consists of licensing the Company’s lodging brands and providing related services to third-party hotel owners and others.

2. NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting update, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance on January 1, 2025, as required on a prospective basis and will begin disclosing with its Annual Report on Form 10-K for the year ending December 31, 2025.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued an accounting update, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses on an annual and interim basis. This update requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Other than additional disclosure, the Company does not expect a change to its consolidated financial statements. The Company will adopt the guidance on January 1, 2027, as required.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Deferred initial franchise fee revenues	$146	$145
Deferred loyalty program revenues	89	97
Deferred co-branded credit card program revenues	74	22
Deferred other revenues	33	26
Total	$342	$290

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

	4/1/2025 - 3/31/2026	4/1/2026 - 3/31/2027	4/1/2027 - 3/31/2028	Thereafter	Total
Initial franchise fee revenues	$16	$9	$9	$112	$146
Loyalty program revenues	55	24	8	2	89
Co-branded credit card program revenues	18	11	11	34	74
Other revenues	29	1	—	3	33
Total	$118	$45	$28	$151	$342
Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended March 31,
	2025	2024
Royalties and franchise fees	$126	$116
Marketing and reservation fees	98	97
Loyalty revenue	18	20
Management and other fees	2	2
License and other fees	27	26
Cost reimbursements	—	1
Other revenue	45	43
Net revenues	$316	$305
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of March 31, 2025 and December 31, 2024, capitalized contract costs were $80 million and $76 million, respectively, of which $5 million for both periods was included in other current assets and $75 million and $71 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income	$61	$16

Basic weighted average shares outstanding	77.9	81.2
Stock options and restricted stock units (“RSUs”) (a)	0.8	0.6
Diluted weighted average shares outstanding	78.7	81.8

Earnings per share:
Basic	$0.78	$0.20
Diluted	0.78	0.19

Dividends:
Cash dividends declared per share	$0.41	$0.38
Aggregate dividends paid to stockholders	$33	$32
______________________
(a)    Anti-dilutive shares related to stock options were immaterial for both the three months ended March 31, 2025 and 2024. Diluted shares outstanding excludes anti-dilutive shares related to RSUs of 0.1 million and 0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2024	24.8	$1,669	$67.32
For the three months ended March 31, 2025	0.8	76	95.23
As of March 31, 2025	25.6	$1,745	$68.19

The Company had $462 million of remaining availability under its program as of March 31, 2025.

5. RECEIVABLES
Trade Accounts Receivables
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the three months ended:

	2025	2024
Balance as of January 1,	$61	$60
Provision for doubtful accounts	2	3
Bad debt write-offs	(1)	(1)
Balance as of March 31,	$62	$62
Loan Receivables
The Company occasionally provides financing to franchisees or their affiliates to support hotel development efforts and related initiatives, typically in the form of loan receivables. These loans vary by region and have differing maturities, ranging from under twelve months to over three years. The loans bear interest and are expected to be repaid in accordance with the terms, though in some cases they may be converted into development advance notes usually tied to hotel openings or the completion of required property improvements. In most instances, the Company obtains guarantees from the borrower or an affiliate and/or secures collateral to mitigate credit risk. Since the loan receivables do not share similar risk characteristics, the Company evaluates expected credit losses on an individual basis rather than a collective (pool) basis. At loan inception, the Company evaluates the collectability of each loan, which includes reviewing collection history on any amounts which had been due from these franchisees, and records expected credit losses as required. Additionally, the Company evaluates the collectability of these loans each reporting period to determine if a change to the allowance for loan loss is needed. Loans deemed uncollectible are written-off against the allowance for doubtful accounts. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s loan receivables.
The Company’s Condensed Consolidated Balance Sheets include the following with respect to loan receivables:

Condensed Consolidated Balance Sheets:	March 31, 2025	December 31, 2024
Other current assets	$12	$1
Other non-current assets	74	31
Total loan receivables, net (a)	$86	$32
______________________
(a)    Loan receivables had a weighted average interest rate of 6.9% and 5.0% and a weighted average remaining contractual term of 2.0 years and 0.5 years as of March 31, 2025 and December 31, 2024, respectively.

6. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $5 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	March 31, 2025	December 31, 2024
Other non-current assets	$331	$308
The Company evaluates the recoverability of the carrying value of its development advance notes on a quarterly basis. As a result, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2025	2024
Forgiveness of notes (a)	$7	$5
Impairment (b)	—	10
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Three Months Ended March 31,
	2025	2024
Payments of development advance notes	$(29)	$(32)
Proceeds from repayment of development advance notes	1	1
Payments of development advance notes, net	$(28)	$(31)
The Company made a non-cash reclassification of $1 million and $3 million during the three months ended March 31, 2025 and 2024, respectively from loan receivables to development advance notes, both of which were reported within other non-current assets.
Restricted Cash
There was no restricted cash as of March 31, 2025. As of December 31, 2024, the Company had $10 million of restricted cash that is reported within other non-current assets on the Condensed Consolidated Balance Sheets.

7. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2021. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2017.
The Company made cash income tax payments, net of refunds, of $17 million and $2 million for the three months ended March 31, 2025 and 2024, respectively.
The Company’s effective tax rates were 22.8% and 27.3% during the three months ended March 31, 2025 and 2024, respectively. Such decrease was primarily a result of higher tax benefits associated with stock-based compensation and reduced withholding taxes on the Company’s international operations. The 2024 effective tax rate was higher due to non-recurring transaction-related expenses deducted at a lower tax rate.
Various jurisdictions in which the Company operates have enacted the Pillar II directive which establishes a global minimum corporate tax rate of 15% initiated by the Organization for Economic Co-operation and Development with an effective date of January 1, 2024. The Company does not expect Pillar II to have a material impact on its financial results, including its annual estimated effective tax rate or liquidity for 2025.

8. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	March 31, 2025		December 31, 2024
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$161	6.30%	$88	7.17%
$400 million term loan A (due April 2027)	359	6.18%	364	7.02%
$1.5 billion term loan B (due May 2030)	1,512	5.33%	1,515	4.20%
$500 million 4.375% senior unsecured notes (due August 2028)	496	4.38%	496	4.38%
Total long-term debt	2,528	5.30%	2,463	4.84%
Less: Current portion of long-term debt	45		43
Long-term debt	$2,483		$2,420
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $12 million and $13 million as of March 31, 2025 and December 31, 2024, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of both March 31, 2025 and December 31, 2024.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2025 matures as follows:

Long-Term Debt
Within 1 year	$45
Between 1 and 2 years	45
Between 2 and 3 years	476
Between 3 and 4 years	512
Between 4 and 5 years	16
Thereafter	1,434
Total	$2,528
As of March 31, 2025, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	161
Available capacity	$589
Revolving Credit Facility
The Company had $161 million and $88 million of outstanding borrowings on its revolving credit facility as of March 31, 2025 and December 31, 2024, respectively. Such borrowings were included within long-term debt on the Condensed Consolidated Balance Sheets.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $2 million as of both March 31, 2025 and December 31, 2024.

Cash Flow Hedge
As of March 31, 2025, the Company has pay-fixed/receive-variable interest rate swaps in place to hedge interest rate exposure on $1.4 billion on its variable-rate debt, effectively covering over 94% of its outstanding term loan B. These swaps carry weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on the effective dates of each agreement, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For the three months ended March 31, 2025 and 2024, the weighted average fixed rate (plus applicable spreads) on the swaps was 3.58% and 1.69%, respectively. As of March 31, 2025, the aggregate fair value of the swaps was a $1 million net asset, of which $2 million was recorded within other non-current assets and $1 million was recorded in other non-current liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the aggregate fair value of the swaps was an $18 million asset, recorded within other non-current assets on the Condensed Consolidated Balance Sheets. The swaps resulted in $3 million and $10 million of income recognized in interest expense, net on the Condensed Consolidated Statements of Income during the three months ended March 31, 2025 and 2024, respectively.
There was no hedging ineffectiveness recognized in the three months ended March 31, 2025 or 2024. The Company expects to reclassify $5 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $33 million and $28 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid related to such interest was $39 million and $34 million for the three months ended March 31, 2025 and 2024, respectively.

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
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade and notes receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of loans receivables, primarily included in other non-current assets in the Condensed Consolidated Balance Sheets, approximate fair value as the interest rates on such notes are comparable to market rates. The carrying amounts and estimated fair values of all other financial instruments are as follows:

	March 31, 2025
	Carrying Amount	Estimated Fair Value
Debt	$2,528	$2,524

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $5 million of losses and $1 million of gains from freestanding foreign currency exchange contracts during the three months ended March 31, 2025 and 2024, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial foreign currency exchange losses related to highly inflationary countries during the three months ended March 31, 2025 and immaterial foreign currency exchange gains during the three months ended March 31, 2024. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice or preparing for potential trial. As of March 31, 2025, the Company is aware of approximately 55 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.

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
The Company believes that it has adequately accrued for such matters with reserves of $3 million as of both March 31, 2025 and December 31, 2024. The Company also had receivables for certain matters which are covered by insurance. Such receivables were immaterial as of both March 31, 2025 and December 31, 2024 and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

11. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2025, 4.2 million shares remained available.
During 2025, the Company granted incentive equity awards totaling $31 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $20 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent the Company achieves certain performance metrics.

Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2025 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2024	0.9		$76.55	0.6		$78.43
Granted (a)	0.3		106.21	0.2	(b)	106.21
Vested	(0.3)		74.72	(0.2)		82.74
Canceled	—		—	—		—
Balance as of March 31, 2025	0.9	(c)	$86.99	0.6	(d)	$85.99
______________________
(a)Represents awards granted by the Company primarily in March 2025.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of March 31, 2025 have an aggregate unrecognized compensation expense of $72 million, which is expected to be recognized over a weighted average period of 3.0 years.
(d)PSUs outstanding as of March 31, 2025 have an aggregate maximum potential unrecognized compensation expense of $39 million, which may be recognized over a weighted average period of 2.3 years based on attainment of targets.
There were no stock options granted in 2025 or 2024. The activity related to stock options for the three months ended March 31, 2025 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	0.6	$54.45
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding as of March 31, 2025	0.6	$54.45	2.3	$24
Unvested as of March 31, 2025	—	$—	—	$—
Exercisable as of March 31, 2025	0.6	$54.45	2.3	$24
Stock-Based Compensation Expense
Stock-based compensation expense was $10 million for both the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, $1 million of stock-based compensation expense was recorded within the transaction-related costs on the Condensed Consolidated Statements of Income.

12. SEGMENT INFORMATION
Wyndham Hotels’ primary segment is Hotel Franchising which principally consists of licensing the Company’s lodging brands and providing related services to third-party hotel owners and others. This reportable segment represents the Company’s operating segment for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. In identifying its reportable segment, the Company also considers the nature of services provided by its operating segment. Due to the adoption of the November 2023 Accounting Update, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company changed its primary measure of segment profit or loss from adjusted EBITDA to net income. The CODM evaluates the operating results of the Company on a consolidated basis based upon net revenues and net income, which is the measure of profit or loss that is most consistent with GAAP measurement principles and is used by the CODM internally to assess operating performance. The CODM also uses adjusted EBITDA to evaluate the operating results of its Hotel Franchising reportable segment.

Provided below is the Company’s segment profitability measure and significant segment expenses.

	Three Months Ended March 31,
	2025	2024
Net revenues	$316	$305

Less expenses (a)
Compensation	(67)	(65)
Selling and advertising	(20)	(26)
Outsourced services and information technology (b)	(32)	(28)
Professional fees	(22)	(18)
Other segment items (c)	(41)	(53)
Corporate expenses (d)	(73)	(99)
Consolidated net income	$61	$16
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

13. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $1 million and $41 million during the three months ended March 31, 2025 and 2024, respectively, primarily related to costs associated with the failed hostile takeover defense. Such amounts primarily consisted of stock-based compensation expense in 2025 and legal and advisory costs in 2024.
Separation-Related
Separation-related costs associated with the Company's spin-off from former Parent were $1 million during the three months ended March 31, 2025.
Restructuring
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, during the three months ended March 31, 2024, the Company incurred $3 million of restructuring expenses, all of which were personnel-related. Such plan resulted in a reduction of 135 employees in 2024 and the charges were primarily in its Hotel Franchising segment. The following table presents activity for the three months ended March 31, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Cash Payments	Liability as of March 31, 2025 (a)
2024 Plan
Personnel-related	$5	$(2)	$3
Total accrued restructuring	$5	$(2)	$3
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2024	$3	$14	$17
Period change	2	(15)	(13)
Balance as of March 31, 2025	$5	$(1)	$4

Net of Tax
Balance as of December 31, 2023	$9	$10	$19
Period change	(2)	10	8
Balance as of March 31, 2024	$7	$20	$27

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures, which may impact decisions by consumers and businesses to use travel accommodations; global trade disputes, including with China; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, respectively; global or regional health crises or pandemics including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and restrictions on travel; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC. These risks and uncertainties are not the only ones we may face and additional risks may arise or become material in the future. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.
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

Management evaluates the operating results of our reportable segment based upon net revenues and adjusted EBITDA. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment charges, restructuring and related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. Adjusted EBITDA is reported on a consolidated basis, whereas Hotel Franchising adjusted EBITDA and Corporate adjusted EBITDA are reported at a segment level. We believe that Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are useful measures of performance and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

OPERATING STATISTICS
The table below presents our operating statistics for the three months ended March 31, 2025 and 2024. “Rooms” represent the number of hotel rooms at the end of the period which are either under franchise and/or management agreements and properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2025	2024	% Change
Rooms
United States	502,600	499,100	1%
International	404,600	377,200	7%
Total rooms	907,200	876,300	4%

	Three Months Ended March 31,
	2025	2024	Change
RevPAR
United States	$42.37	$41.68	2%
International (a)	28.73	29.38	(2%)
Global RevPAR (a)	36.13	36.28	—%
Average Royalty Rate
United States	4.8%	4.6%	19 bps
International	2.6%	2.4%	15 bps
Global average royalty rate	4.0%	3.8%	16 bps
______________________
(a)Excluding currency effects, international RevPAR increased 3% and global RevPAR increased 2%.

Rooms grew 4% compared to the prior year, driven by 1% growth in the U.S. and 7% growth internationally. These results included 4% growth in the higher RevPAR midscale and above segments in the U.S., along with 6% combined growth in our higher RevPAR EMEA and Latin America regions.

Excluding currency effects, global RevPAR for the three months ended March 31, 2025 increased 2% compared to the prior year period, reflecting 2% growth in the U.S. and 3% growth internationally. In the U.S., RevPAR growth includes 100 basis points of benefit from hurricanes and the timing of the Easter holiday. Excluding those factors, our U.S. RevPAR grew 60 basis points year-over-year as pricing strength was partially offset by softer demand with the pullback more pronounced during March. Internationally, RevPAR growth was also driven by pricing power. We continued to see strong performance in our EMEA and Latin America regions, with year-over-year growth of 6% and 25%, respectively, reflecting robust pricing power, partially offset by modest occupancy declines. In China, demand remained steady, but RevPAR declined 8% year-over-year reflecting continued pricing pressure.

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenues
Fee-related and other revenues	$316	$304	$12	4%
Cost reimbursement revenues	—	1	(1)	(100%)
Net revenues	316	305	11	4%
Expenses
Marketing, reservation and loyalty expense	138	131	7	5%
Cost reimbursement expense	—	1	(1)	(100%)
Other expenses	66	123	(57)	(46%)
Total expenses	204	255	(51)	(20%)
Operating income	112	50	62	124%
Interest expense, net	33	28	5	18%
Income before income taxes	79	22	57	259%
Provision for income taxes	18	6	12	200%
Net income	$61	$16	$45	281%

Net revenues for the three months ended March 31, 2025 increased $11 million, or 4%, compared to the prior-year period, primarily driven by:
•$10 million of higher royalty and franchise fees primarily due to net room growth, increased royalty rates and higher franchise fees; and
•$3 million of higher ancillary revenues.
Total expenses for the three months ended March 31, 2025 decreased $51 million, or 20%, compared to the prior-year period, primarily driven by:
•$40 million of lower transaction-related expenses associated with the failed hostile takeover attempt in 2024;
•the absence of a $12 million impairment charge incurred in 2024 primarily related to development advance notes;
•$5 million of lower depreciation and amortization; and
•$3 million of lower restructuring costs; partially offset by
•$7 million of higher marketing, reservation and loyalty expenses primarily due to the timing of spend in 2025.
Interest expense, net for the three months ended March 31, 2025 increased $5 million, or 18%, compared to the prior-year period primarily due to a higher average interest rate.
Our effective tax rates were 22.8% and 27.3% during the three months ended March 31, 2025 and 2024, respectively. Such decrease was primarily a result of higher tax benefits associated with stock-based compensation and reduced withholding taxes on our international operations. The 2024 effective tax rate was higher due to non-recurring transaction-related expenses deducted at a lower tax rate.
As a result of these items, net income for the three months ended March 31, 2025 increased $45 million compared to the prior-year period.
A reconciliation of net income to adjusted EBITDA is represented below:

	Three Months Ended March 31,
	2025			2024
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$134	$(73)	$61	$115	$(99)	$16
Provision for income taxes	—	18	18	—	6	6
Depreciation and amortization	14	1	15	17	3	20
Interest expense, net	—	33	33	—	28	28
Stock-based compensation expense	6	3	9	6	4	10
Development advance notes amortization	7	—	7	5	—	5
Transaction-related	—	1	1	—	41	41
Separation-related	—	1	1	—	—	—
Impairment	—	—	—	12	—	12
Restructuring costs	—	—	—	3	—	3
Adjusted EBITDA	$161	$(16)	$145	$158	$(17)	$141
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Net Revenues			Adjusted EBITDA
	2025	2024	% Change	2025	2024	% Change
Hotel Franchising	$316	$305	4%	$161	$158	2%
Corporate	—	—	n/a	(16)	(17)	6%
Total Company	$316	$305	4%	$145	$141	3%

Hotel Franchising
Hotel franchising net revenues increased $11 million, or 4%, compared to the prior-year period, as discussed above.
Hotel franchising adjusted EBITDA increased $3 million, or 2%, compared to the prior-year period, primarily driven by:
•$14 million of higher fee-related revenues, before development advance note amortization, as discussed above; partially offset by
•$7 million of higher marketing, reservation and loyalty expenses primarily due to timing of spend in 2025; and
•$3 million of higher operating expenses.
Corporate
Corporate adjusted EBITDA was favorable by $1 million compared to the prior-year period.

DEVELOPMENT
On March 31, 2025, our global development pipeline consisted of approximately 2,140 hotels and 254,000 rooms, representing another record-high level and a 5% year-over-year increase, including 5% growth in the U.S. and 4% internationally. Approximately 70% of our pipeline is in the midscale and above segments and 17% is in the extended stay segment. Approximately 58% of our pipeline is international. Additionally, approximately 77% of our pipeline is new construction, of which approximately 35% has broken ground. During first quarter 2025, we awarded 181 new contracts, an increase of 6% year-over-year.

RESTRUCTURING
During the first quarter of 2024, we approved a restructuring plan focused on enhancing our organizational efficiency. As a result, during the three months ended March 31, 2024, we incurred $3 million of restructuring expenses, all of which were personnel-related. Such plan resulted in a reduction of 135 employees in 2024 and the charges were primarily in our Hotel Franchising segment. The following table presents activity for the three months ended March 31, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Cash Payments	Liability as of March 31, 2025 (a)
2024 Plan
Personnel-related	$5	$(2)	$3
Total accrued restructuring	$5	$(2)	$3
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2025	December 31, 2024	Change
Total assets	$4,249	$4,223	$26
Total liabilities	3,670	3,573	97
Total stockholders’ equity	579	650	(71)

Total assets increased $26 million from December 31, 2024 to March 31, 2025 primarily related to an increase in development advance notes and loan receivables in support of our growth strategy, partially offset by a decrease in the aggregate fair value of our interest rate swaps. Total liabilities increased $97 million from December 31, 2024 to March 31, 2025 primarily related to a $65 million increase in our outstanding debt and an increase in deferred revenues in connection with our co-branded credit card program. Total equity decreased $71 million from December 31, 2024 to March 31, 2025 primarily due to $76 million of stock repurchases and $32 million of dividends declared, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support current operations, future growth initiatives and dividend payments to stockholders, while also enabling us to create additional value for our stockholders in the form of share repurchases.
As of March 31, 2025, our liquidity approximated $637 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of March 31, 2025, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of March 31, 2025, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $359 million maturing in 2027, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $161 million was outstanding.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of March 31, 2025, the margin on our term loan A was 1.75%.

As of March 31, 2025, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing over 94% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million of swaps that expire in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of March 31, 2025, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Cash provided by/(used in)
Operating activities	$59	$76	$(17)
Investing activities	(59)	(24)	(35)
Financing activities	(65)	(67)	2
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$(65)	$(16)	$(49)

Net cash provided by operating activities decreased $17 million compared to the prior-year period primarily due to timing of working capital.
Net cash used in investing activities increased $35 million compared to the prior-year period primarily due to an increase in cash used for loans in connection with development activities.
Net cash used in financing activities decreased $2 million compared to the prior-year period primarily due to $24 million of higher net debt borrowings, partially offset by $19 million of higher stock repurchases.
Capital Deployment
Our first priority is to invest in the business to support long-term growth and enhance our competitive position. This includes deploying capital to attract high quality assets into our system, funding select technology initiatives aligned with our strategic objectives, supporting brand refresh programs that improve quality and protect brand equity, and pursuing acquisitions or similar transactions that are accretive and strategically enhancing to our business. We also expect to maintain a regular dividend payment. Excess cash generated beyond these needs is expected to be available for enhanced stockholder return in the form of stock repurchases.
During the three months ended March 31, 2025, we invested $7 million on capital expenditures primarily related to information technology, including digital innovation. For full-year 2025, we anticipate total capital expenditures of approximately $40-45 million.
In addition, we deployed $28 million during the quarter in development advance notes (net of repayments) and expect to invest approximately $110 million for 2025. These investments play a crucial role in attracting higher fee-per-available-room (“FeePAR”) hotels into our system, strengthening our portfolio with more premium properties. We may also offer other forms of financial support, such as enhanced credit support, to drive our business growth and increase our competitive position.
We also spent $52 million in loans to franchisees during the quarter to support hotel development activities.

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
Under our current stock repurchase program, we repurchased approximately 0.8 million shares at an average price of $95.23 for a cost of $76 million during the three months ended March 31, 2025. As of March 31, 2025, we had $462 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.41 per share in the first quarter of 2025 ($32 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2025, our first-lien leverage ratio was 2.9 times.
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
As of March 31, 2025, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $10 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2024 Consolidated Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $620 million as of March 31, 2025. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $6 million increase or decrease in our annual interest expense.
The fair values of cash and cash equivalents, trade and notes receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities. The carrying amounts of loans receivables, primarily included in other non-current assets in the Condensed Consolidated Balance Sheets, approximate fair value as the interest rates on such notes are comparable to market rates.
We have foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, the Chinese Yuan, the Euro, the Brazilian Real, the British Pound and the Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2025. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2025, the absolute notional amount of our outstanding foreign exchange hedging instruments was $285 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $10 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2025, we had total net exposure in Argentina relating to foreign currency of approximately $7 million. We incurred immaterial foreign currency exchange losses and gains related to Argentina during the three months ended March 31, 2025 and 2024, respectively.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2025, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	29,113	$102.27	29,113	$534,781,590
February	102,767	108.44	102,767	523,637,621
March	664,871	92.14	664,871	462,373,980
Total	796,751	$94.62	796,751	$462,373,980

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

On March 11, 2025, Paul Cash, the Company’s General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a Rule 10b5‑1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Trading Plan provides for the potential sale of up to 16,771 shares of common stock commencing on June 10, 2025. The Trading Plan terminates on the earlier of September 3, 2025 or the date that all shares are sold.
Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: May 1, 2025	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer and Head of Strategy

Date: May 1, 2025	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.