Form 10-Q
period 2025-06-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2025-07-24
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
76,356,247 shares of common stock outstanding as of July 15, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of June 30, 2025, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
July 24, 2025

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues
Royalties and franchise fees	$147	$144	$272	$260
Marketing, reservation and loyalty	165	150	281	267
Management and other fees	2	2	5	5
License and other fees	33	31	60	57
Other	50	39	95	80
Fee-related and other revenues	397	366	713	669
Cost reimbursements	—	1	—	2
Net revenues	397	367	713	671
Expenses
Marketing, reservation and loyalty	162	155	300	285
Operating	25	17	45	36
General and administrative	31	32	61	60
Cost reimbursements	—	1	—	2
Depreciation and amortization	15	17	31	37
Restructuring	13	7	13	9
Transaction-related	1	5	1	46
Impairment	—	—	—	12
Separation-related	—	(12)	—	(11)
Total expenses	247	222	451	476
Operating income	150	145	262	195
Interest expense, net	34	30	68	59
Early extinguishment of debt	—	3	—	3
Income before income taxes	116	112	194	133
Provision for income taxes	29	26	45	31
Net income	$87	$86	$149	$102

Earnings per share
Basic	$1.13	$1.07	$1.92	$1.27
Diluted	1.13	1.07	1.90	1.26

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$87	$86	$149	$102
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	5	(1)	8	(3)
Unrealized (losses)/gains on cash flow hedges	(7)	(1)	(22)	9
Other comprehensive (loss)/income, net of tax	(2)	(2)	(14)	6
Comprehensive income	$85	$84	$135	$108
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50	$103
Trade receivables, net	319	271
Prepaid expenses	42	44
Other current assets	63	49
Total current assets	474	467
Property and equipment, net	98	94
Goodwill	1,525	1,525
Trademarks, net	1,235	1,230
Franchise agreements and other intangibles, net	307	318
Other non-current assets	659	589
Total assets	$4,298	$4,223
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$45	$43
Accounts payable	55	37
Deferred revenues	99	121
Accrued expenses and other current liabilities	261	265
Total current liabilities	460	466
Long-term debt	2,532	2,420
Deferred income taxes	321	332
Deferred revenues	220	169
Other non-current liabilities	195	186
Total liabilities	3,728	3,573
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 103.2 and 102.8 issued as of June 30, 2025 and December 31, 2024	1	1
Treasury stock, at cost – 26.5 and 24.8 shares as of June 30, 2025 and December 31, 2024	(1,822)	(1,669)
Additional paid-in capital	1,651	1,647
Retained earnings	738	654
Accumulated other comprehensive income	2	17
Total stockholders’ equity	570	650
Total liabilities and stockholders’ equity	$4,298	$4,223

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$149	$102
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	31	37
Development advance notes amortization	14	11
Provision for doubtful accounts	6	1
Impairment	—	12
Deferred income taxes	(5)	(2)
Stock-based compensation	19	22
Loss on early extinguishment of debt	—	3
Net change in assets and liabilities:
Trade receivables	(48)	(37)
Prepaid expenses	2	(13)
Other current assets	1	5
Accounts payable, accrued expenses and other current liabilities	21	(10)
Deferred revenues	29	15
Payments of development advance notes, net	(51)	(64)
Other, net	(39)	(5)
Net cash provided by operating activities	129	77
Investing activities
Property and equipment additions	(19)	(16)
Loan advances, net	(52)	(15)
Net cash used in investing activities	(71)	(31)
Financing activities
Proceeds from borrowings	242	1,703
Principal payments on long-term debt	(129)	(1,477)
Debt issuance costs	—	(1)
Dividends to stockholders	(65)	(63)
Repurchases of common stock	(153)	(186)
Exercise of stock options	5	15
Net share settlement of incentive equity awards	(22)	(18)
Other, net	—	(5)
Net cash used in financing activities	(122)	(32)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(63)	13
Cash, cash equivalents and restricted cash, beginning of period	113	66
Cash, cash equivalents and restricted cash, end of period	$50	$79
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	78	$1	$(1,669)	$1,647	$654	$17	$650
Net income	—	—	—	—	61	—	61
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(76)	—	—	—	(76)
Net share settlement of incentive equity awards	—	—	—	(22)	—	—	(22)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	—	1	—	—	1
Balance as of March 31, 2025	78	1	(1,745)	1,636	683	4	579
Net income	—	—	—	—	87	—	87
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(77)	—	—	—	(77)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	5	—	—	5
Other	—	—	—	1	—	—	1
Balance as of June 30, 2025	77	$1	$(1,822)	$1,651	$738	$2	$570

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746
Net income	—	—	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	8	8
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	—	—	(57)	—	—	—	(57)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	81	1	(1,418)	1,592	472	27	674
Net income	—	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	(2)	—	(131)	—	—	—	(131)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	12	—	—	12
Exercise of stock options	—	—	—	15	—	—	15
Other	—	—	—	—	1	—	1
Balance as of June 30, 2024	79	$1	$(1,549)	$1,618	$528	$25	$623

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except share and per share amounts)
(Unaudited)

1. BASIS OF PRESENTATION
Wyndham Hotels & Resorts, Inc. (collectively with its consolidated subsidiaries, “Wyndham Hotels” or the “Company”) is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in approximately 100 countries around the world.
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

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Deferred initial franchise fee revenues	$146	$145
Deferred loyalty program revenues	87	97
Deferred co-branded credit card program revenues	70	22
Deferred other revenues	16	26
Total	$319	$290

Deferred initial franchise fees represent payments received in advance from prospective franchisees upon the signing of a franchise agreement and are generally recognized to revenue within 13 years. Deferred loyalty revenues represent the portion of loyalty program fees charged to franchisees, net of redemption costs, that have been deferred and will be recognized over time based upon loyalty point redemption patterns. Deferred co-branded credit card program revenue represents payments received in advance from the Company’s co-branded credit card partners, primarily for card member activity.
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

	7/1/2025 - 6/30/2026	7/1/2026 - 6/30/2027	7/1/2027 - 6/30/2028	Thereafter	Total
Initial franchise fee revenues	$17	$8	$7	$114	$146
Loyalty program revenues	53	24	9	1	87
Co-branded credit card program revenues	17	11	12	30	70
Other revenues	12	1	—	3	16
Total	$99	$44	$28	$148	$319
Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Royalties and franchise fees	$147	$144	$272	$260
Marketing and reservation fees	140	123	238	220
Loyalty revenue	25	27	43	47
Management and other fees	2	2	5	5
License and other fees	33	31	60	57
Cost reimbursements	—	1	—	2
Other revenue	50	39	95	80
Net revenues	$397	$367	$713	$671
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of June 30, 2025 and December 31, 2024, capitalized contract costs were $79 million and $76 million, respectively, of which $5 million for both periods was included in other current assets and $74 million and $71 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$87	$86	$149	$102

Basic weighted average shares outstanding	77.0	80.4	77.5	80.7
Stock options and restricted stock units (“RSUs”) (a)	0.4	0.3	0.5	0.5
Diluted weighted average shares outstanding	77.4	80.7	78.0	81.2

Earnings per share:
Basic	$1.13	$1.07	$1.92	$1.27
Diluted	1.13	1.07	1.90	1.26

Dividends:
Cash dividends declared per share	$0.41	$0.38	$0.82	$0.76
Aggregate dividends paid to stockholders	$32	$31	$65	$63
______________________
(a)    Anti-dilutive shares related to stock options were immaterial for both the three and six months ended June 30, 2025 and 2024. Diluted shares outstanding excludes anti-dilutive shares related to RSUs of 0.3 million and 0.2 million for the three and six months ended June 30, 2025, respectively and 0.6 million for both the three and six months ended June 30, 2024.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2024	24.8	$1,669	$67.32
For the six months ended June 30, 2025	1.7	153	88.73
As of June 30, 2025	26.5	$1,822	$68.71

The Company had $386 million of remaining availability under its program as of June 30, 2025.

5. RECEIVABLES
Trade Accounts Receivables
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the six months ended:

	2025	2024
Balance as of January 1,	$61	$60
Provision for doubtful accounts	6	3
Bad debt write-offs	(2)	(1)
Balance as of June 30,	$65	$62
Loan Receivables
The Company occasionally provides financing to franchisees or their affiliates to support hotel development efforts and related initiatives, typically in the form of loan receivables. These loans vary by region and have differing maturities, ranging from under twelve months to over three years. The loans bear interest and are expected to be repaid in accordance with the terms, though in some cases they may be converted into development advance notes usually tied to hotel openings or the completion of required property improvements. In most instances, the Company obtains guarantees from the borrower or an affiliate and/or secures collateral to mitigate credit risk. Since the loan receivables do not share similar risk characteristics, the Company evaluates expected credit losses on an individual basis rather than on a collective (pool) basis. At loan inception, the Company evaluates the collectability of each loan, which includes reviewing collection history on any amounts which had been due from these franchisees, and records expected credit losses as required. Additionally, the Company evaluates the collectability of these loans each reporting period to determine if a change to the allowance for loan loss is needed. Loans deemed uncollectible are written-off against the allowance for doubtful accounts. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s loan receivables.
The Company’s Condensed Consolidated Balance Sheets include the following with respect to loan receivables:

Condensed Consolidated Balance Sheets:	June 30, 2025	December 31, 2024
Other current assets	$20	$1
Other non-current assets	63	31
Total loan receivables, net (a)	$83	$32
______________________
(a)    Loan receivables had a weighted average interest rate of 7.1% and 5.0% and a weighted average remaining contractual term of 2.5 years and 0.5 years as of June 30, 2025 and December 31, 2024, respectively.

6. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $6 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $11 million and $14 million for the six months ended June 30, 2025 and 2024, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	June 30, 2025	December 31, 2024
Other non-current assets	$356	$308
The Company evaluates the recoverability of the carrying value of its development advance notes on a quarterly basis. As a result, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Condensed Consolidated Statements of Income:	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Forgiveness of notes (a)	$8	$6	$14	$11
Impairment (b)	—	—	—	10
Bad debt expense related to notes	—	—	1	—
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Six Months Ended June 30,
	2025	2024
Payments of development advance notes	$(53)	$(66)
Proceeds from repayment of development advance notes	2	2
Payments of development advance notes, net	$(51)	$(64)
The Company made a non-cash reclassification of $11 million and $3 million during the six months ended June 30, 2025 and 2024, respectively, from loan receivables to development advance notes, both of which were reported within other non-current assets.
Restricted Cash
There was no restricted cash as of June 30, 2025. As of December 31, 2024, the Company had $10 million of restricted cash that is reported within other non-current assets on the Condensed Consolidated Balance Sheets.

7. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2021. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2017.
The Company made cash income tax payments, net of refunds, of $44 million and $37 million for the six months ended June 30, 2025 and 2024, respectively.
The Company’s effective tax rates were 25.0% and 23.2% during the three months ended June 30, 2025 and 2024, respectively. During 2024, the effective tax rate was lower primarily as a result of the non-taxable reversal of a separation-related reserve.

The Company’s effective tax rates were 23.2% and 23.3% during the six months ended June 30, 2025 and 2024, respectively.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The Company is evaluating the full effects of the OBBBA and does not expect the legislation to have a material impact on its financial results, including its annual effective tax rate or liquidity for 2025. As the legislation was signed into law after the close of the Company's second quarter, its impacts are not reflected in the Company’s results for the three and six months ended June 30, 2025.

8. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	June 30, 2025		December 31, 2024
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$221	6.28%	$88	7.17%
$400 million term loan A (due April 2027)	352	6.18%	364	7.02%
$1.5 billion term loan B (due May 2030)	1,507	5.33%	1,515	4.20%
$500 million 4.375% senior unsecured notes (due August 2028)	497	4.38%	496	4.38%
Total long-term debt	2,577	5.32%	2,463	4.84%
Less: Current portion of long-term debt	45		43
Long-term debt	$2,532		$2,420
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $11 million and $13 million as of June 30, 2025 and December 31, 2024, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of both June 30, 2025 and December 31, 2024.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of June 30, 2025 matures as follows:

Long-Term Debt
Within 1 year	$45
Between 1 and 2 years	558
Between 2 and 3 years	15
Between 3 and 4 years	512
Between 4 and 5 years	1,447
Thereafter	—
Total	$2,577
As of June 30, 2025, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	221
Available capacity	$529

Revolving Credit Facility
The Company had $221 million and $88 million of outstanding borrowings on its revolving credit facility as of June 30, 2025 and December 31, 2024, respectively. Such borrowings were included within long-term debt on the Condensed Consolidated Balance Sheets.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $2 million as of both June 30, 2025 and December 31, 2024.
Cash Flow Hedge
As of June 30, 2025, the Company has pay-fixed/receive-variable interest rate swaps in place to hedge interest rate exposure on $1.4 billion on its variable-rate debt, effectively covering nearly 95% of its outstanding term loan B. These swaps carry weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on the effective dates of each agreement, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For the six months ended June 30, 2025 and 2024, the weighted average fixed rate (plus applicable spreads) on the swaps was 3.58% and 1.74%, respectively. The aggregate fair value of these interest rate swaps was a net liability of $9 million and a net asset of $18 million as of June 30, 2025 and December 31, 2024, respectively, which were included within other non-current liabilities and other non-current assets on the Consolidated Balance Sheets, respectively. The swaps resulted in $3 million and $10 million of income recognized in interest expense, net on the Condensed Consolidated Statements of Income during the three months ended June 30, 2025 and 2024, respectively, and $5 million and $20 million of income during the six months ended June 30, 2025 and 2024, respectively.
There was no hedging ineffectiveness recognized in the six months ended June 30, 2025 or 2024. The Company expects to reclassify $3 million of gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $34 million and $30 million for the three months ended June 30, 2025 and 2024, respectively and $68 million and $59 million for the six months ended June 30, 2025 and 2024, respectively. Cash paid related to such interest was $70 million and $58 million for the six months ended June 30, 2025 and 2024, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million during the three and six months ended June 30, 2024 relating to the repricing of the Company's term loan B.

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

	June 30, 2025
	Carrying Amount	Estimated Fair Value
Debt	$2,577	$2,603

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $1 million of losses and immaterial gains from freestanding foreign currency exchange contracts during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $6 million of losses and $1 million of gains from freestanding foreign currency exchange contracts during the six months ended June 30, 2025 and 2024, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial foreign currency exchange losses related to highly inflationary countries during both the three months ended June 30, 2025 and 2024. The Company incurred $1 million of foreign currency exchange losses and immaterial gains during the six months ended June 30, 2025 and 2024, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice or preparing for potential trial. As of June 30, 2025, the Company is aware of approximately 60 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $2 million and $3 million as of June 30, 2025 and December 31, 2024, respectively. The Company also had receivables for certain matters which are covered by insurance. Such receivables were immaterial as of both June 30, 2025 and December 31, 2024 and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $8 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

11. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), a maximum of 10.0 million shares of common stock may be awarded. As of June 30, 2025, 4.2 million shares remained available.
During 2025, the Company granted incentive equity awards totaling $32 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $20 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent the Company achieves certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the six months ended June 30, 2025 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2024	0.9		$76.55	0.6		$78.43
Granted (a)	0.3		106.12	0.2	(b)	106.21
Vested	(0.3)		74.70	(0.2)		82.74
Canceled	—		—	—		—
Balance as of June 30, 2025	0.9	(c)	$87.08	0.6	(d)	$85.99
______________________
(a)Represents awards granted by the Company primarily in March 2025.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of June 30, 2025 have an aggregate unrecognized compensation expense of $64 million, which is expected to be recognized over a weighted average period of 2.8 years.
(d)PSUs outstanding as of June 30, 2025 have an aggregate maximum potential unrecognized compensation expense of $37 million, which may be recognized over a weighted average period of 2.1 years based on attainment of targets.
There were no stock options granted in 2025 or 2024. The activity related to stock options for the six months ended June 30, 2025 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	0.6	$54.45
Granted	—	—
Exercised	(0.1)	53.27
Canceled	—	—
Outstanding as of June 30, 2025	0.5	$54.65	2.2	$15
Unvested as of June 30, 2025	—	$—	—	$—
Exercisable as of June 30, 2025	0.5	$54.65	2.2	$15
Stock-Based Compensation Expense
Stock-based compensation expense was $9 million and $12 million for the three months ended June 30, 2025 and 2024, respectively and $19 million and $22 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, such expenses include $1 million for both periods which were recorded within transaction-related costs on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, such expenses include $2 million for both periods which were recorded within restructuring costs and an immaterial amount and $1 million, respectively, which were recorded within transaction-related costs on the Condensed Consolidated Statements of Income.

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
Provided below is the Company’s segment profitability measure and significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$397	$367	$713	$671

Less expenses (a)
Compensation	(62)	(64)	(129)	(129)
Selling and advertising	(26)	(43)	(46)	(69)
Outsourced services and information technology (b)	(32)	(34)	(64)	(62)
Professional fees	(26)	(23)	(47)	(41)
Other segment items (c)	(77)	(41)	(120)	(93)
Corporate expenses (d)	(87)	(76)	(158)	(175)
Consolidated net income	$87	$86	$149	$102
_____________________
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM.
(b)    Information technology costs primarily include maintenance costs and software as a service cost.
(c)    Other segment items include depreciation and amortization, stock-based compensation, restructuring costs, impairment charge, cost reimbursements, travel and entertainment, insurance and other operating expenses. 2025 periods also include pass-through expenses associated with the Company's global franchisee conference.
(d)    Corporate expenses include interest expense, net, transaction and separation-related expenses, provision for income taxes, early extinguishment of debt, compensation costs, and other overhead costs.

13. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $1 million during both the three and six months ended June 30, 2025, primarily related to stock-based compensation costs associated with the failed hostile takeover defense. The Company recognized transaction-related expenses of $5 million and $46 million during the three and six months ended June 30, 2024, primarily related to costs associated with the failed hostile takeover defense and costs related to the repricing of the Company’s term loan B. During the six months ended June 30, 2024 the Company made $50 million of transaction-related payments. Such amounts primarily consisted of legal and advisory costs.
Separation-Related
The Company recognized $12 million and $11 million of separation-related income for the three and six months ended June 30, 2024, respectively, which were due to the reversal of a reserve associated with the expiration of a tax matter.

Restructuring
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining its organizational structure, primarily within its marketing, reservation and loyalty functions. As a result, during the three and six months ended June 30, 2025, the Company incurred $13 million of restructuring expenses, primarily in its Hotel Franchising segment and impacting a total of 156 employees. Such expenses included $8 million related to the closure of a leased call center facility in Canada, of which $3 million were personnel-related and impacting 69 employees.
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, during the three and six months ended June 30, 2024, the Company incurred $7 million and $9 million, respectively, of restructuring expenses, all of which were personnel-related and primarily in its Hotel Franchising segment. Such plan resulted in a reduction of 135 employees in full year 2024. The following table presents activity for both plans for the six months ended June 30, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Costs Recognized	Cash Payments	Liability as of June 30, 2025 (b)
2024 Plan
Personnel-related	$5	$—	$(3)	$2
2025 Plan
Personnel-related	—	8	(2)	6
Facility-related	—	5	—	5
Total 2025 Plan	—	13	(2)	11
Total accrued restructuring	$5	$13	$(5)	$13
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $10 million and other non-current liabilities of $3 million as of June 30, 2025 on the Condensed Consolidated Balance Sheets.
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2024	$3	$14	$17
Period change	2	(15)	(13)
Balance as of March 31, 2025	5	(1)	4
Period change	5	(7)	(2)
Balance as of June 30, 2025	$10	$(8)	$2

Net of Tax
Balance as of December 31, 2023	$9	$10	$19
Period change	(2)	10	8
Balance as of March 31, 2024	7	20	27
Period change	(1)	(1)	(2)
Balance as of June 30, 2024	$6	$19	$25

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
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries.

BUSINESS AND OVERVIEW
The Company is a leading global hotel franchisor, licensing its renowned hotel brands to hotel owners in approximately 100 countries around the world.
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

OPERATING STATISTICS
As part of a recent operational review, we identified violations of our Super 8 master license agreement in China and issued a notice of default to the master licensee. Given the operational challenges of obtaining accurate information from this master licensee and the uncertain outcome of this compliance process, beginning this quarter, we have revised our reporting methodology to exclude the impact of all rooms (approximately 67,300 rooms as of March 31, 2025) under this master license agreement from our reported system size, RevPAR and royalty rate, and corresponding growth metrics. Our financial results will continue to reflect fees due from the Super 8 master license in China, which contributed less than $3 million to our full-year 2024 consolidated adjusted EBITDA.

The table below presents our operating statistics for the three and six months ended June 30, 2025 and 2024. “Rooms” represent the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, excluding all rooms associated with our Super 8 master licensee in China, and (ii) properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available franchised and managed room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised rooms and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of June 30,
	2025	2024 (a)	% Change
Rooms
United States	503,300	499,400	1%
International	343,400	316,900	8%
Total rooms	846,700	816,300	4%

	Three Months Ended June 30,
	2025	2024 (a)	Change (d)
RevPAR
United States	$53.32	$55.44	(4%)
International (b)	39.45	39.40	—%
Global RevPAR (b)	47.55	49.08	(3%)
Average Royalty Rate
United States	4.7%	4.7%	6 bps
International	2.6%	2.5%	13 bps
Global average royalty rate	4.0%	4.0%	2 bps

	Six Months Ended June 30,
	2025	2024 (a)	Change (d)
RevPAR
United States	$47.86	$48.54	(1%)
International (c)	36.18	36.48	(1%)
Global RevPAR (c)	43.03	43.78	(2%)
Average Royalty Rate
United States	4.7%	4.6%	12 bps
International	2.6%	2.5%	12 bps
Global average royalty rate	4.0%	4.0%	8 bps
______________________
(a)Amounts have been recasted to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform with current year presentation. See below for prior year reported amounts:

	As of June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Rooms
International	385,500
Total rooms	884,900

RevPAR
International		$34.11	$31.76
Global RevPAR		45.99	41.14
Average Royalty Rate
International		2.4%	2.4%
Global average royalty rate		4.0%	3.9%

(b)Excluding currency effects, international RevPAR increased 1% and global RevPAR decreased 3%.
(c)Excluding currency effects, international RevPAR increased 2% and global RevPAR decreased 1%.
(d)Amounts may not recalculate due to rounding.

Rooms grew 4% compared to the prior year, driven by 1% growth in the U.S. and 8% growth internationally. These results included 3% growth in the higher RevPAR midscale and above segments in the U.S., along with 5% combined growth in our higher RevPAR EMEA and Latin America regions.

Excluding currency effects, global RevPAR for the three months ended June 30, 2025 decreased 3% compared to the prior year period, reflecting a decline of 4% in the U.S. and 1% growth internationally. In the U.S., second quarter results included approximately 150 basis points of unfavorable impacts from the timing of the Easter holiday and the 2024 solar eclipse. Excluding these impacts, our U.S. RevPAR declined approximately 2.3% year-over-year, driven by softer demand, partially offset by a modest increase in pricing. Internationally, RevPAR results were driven by continued pricing power, offset by a decline in occupancy. We continued to see strong performance in our EMEA and Latin America regions, with year-over-year growth of 7% and 18%, respectively, reflecting robust pricing power in both regions. Our Canada region grew RevPAR by 7% reflecting increased room nights from Canadian guests. In China, RevPAR decreased 8% year-over-year reflecting a decline in occupancy and continued pricing pressure.
Excluding currency effects, global RevPAR for the six months ended June 30, 2025 decreased 1% compared to the prior year period, reflecting a decline of 1% in the U.S. and 2% growth internationally. In the U.S., the RevPAR decline was driven by lower occupancy. Internationally, RevPAR growth was driven by continued pricing power in our Latin America and EMEA regions.

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024

	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenues
Fee-related and other revenues	$397	$366	$31	8%
Cost reimbursement revenues	—	1	(1)	(100%)
Net revenues	397	367	30	8%
Expenses
Marketing, reservation and loyalty expense	162	155	7	5%
Cost reimbursement expense	—	1	(1)	(100%)
Other expenses	85	66	19	29%
Total expenses	247	222	25	11%
Operating income	150	145	5	3%
Interest expense, net	34	30	4	13%
Early extinguishment of debt	—	3	(3)	(100%)
Income before income taxes	116	112	4	4%
Provision for income taxes	29	26	3	12%
Net income	$87	$86	$1	1%

Net revenues for the three months ended June 30, 2025 increased $30 million, or 8%, compared to the prior-year period, primarily driven by:
•$15 million of higher marketing, reservation and loyalty revenues primarily due to higher pass-through revenues associated with our global franchisee conference in May;
•$13 million of higher ancillary revenues primarily driven by higher credit card and partnership fees; and
•$3 million of higher royalty and franchise fees primarily due to the impact of net room growth, royalty rate expansion and higher franchisee fees, partially offset by lower RevPAR.
Total expenses for the three months ended June 30, 2025 increased $25 million, or 11%, compared to the prior year period, primarily driven by:
•the absence of a $12 million benefit in connection with the reversal of a spin-off related matter;
•$8 million of higher operating expenses primarily due to the absence of a benefit from insurance recoveries and costs associated with growth in our credit card program;
•$7 million of higher marketing, reservation and loyalty expenses primarily due to higher pass-through expenses associated with our global franchisee conference in May, partially offset by timing of spend; and
•$6 million of higher restructuring costs; partially offset by

•$4 million of lower transaction-related expenses due to costs associated with the failed hostile takeover attempt in 2024.
During second quarter 2025, marketing, reservation and loyalty revenues of $165 million exceeded marketing, reservation and loyalty expenses of $162 million by $3 million; while in second quarter 2024, marketing, reservation and loyalty expenses of $155 million exceeded marketing, reservation and loyalty revenues of $150 million by $5 million.
Interest expense, net for the three months ended June 30, 2025 increased $4 million, or 13%, compared to the prior-year period, primarily due to a higher average debt balance and average interest rate on our term loan B.
Early extinguishment of debt was $3 million for the three months ended June 30, 2024 related to the repricing of our term loan B.
Our effective tax rates were 25.0% and 23.2% during the three months ended June 30, 2025 and 2024, respectively. During 2024, the effective tax rate was lower primarily as a result of the non-taxable reversal of a separation-related reserve.
As a result of these items, net income for the three months ended June 30, 2025 increased $1 million compared to the prior-year period.
A reconciliation of net income to adjusted EBITDA is represented below:

	Three Months Ended June 30,
	2025			2024
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$174	$(87)	$87	$162	$(76)	$86
Provision for income taxes	—	29	29	—	26	26
Depreciation and amortization	14	1	15	14	3	17
Interest expense, net	—	34	34	—	30	30
Early extinguishment of debt	—	—	—	—	3	3
Stock-based compensation expense	5	3	8	6	4	10
Development advance notes amortization	8	—	8	6	—	6
Restructuring costs	12	1	13	7	—	7
Transaction-related	1	—	1	—	5	5
Separation-related	—	—	—	—	(12)	(12)
Adjusted EBITDA	$214	$(19)	$195	$195	$(17)	$178
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	Net Revenues			Adjusted EBITDA
	2025	2024	% Change	2025	2024	% Change
Hotel Franchising	$397	$367	8%	$214	$195	10%
Corporate	—	—	n/a	(19)	(17)	(12%)
Total Company	$397	$367	8%	$195	$178	10%

Hotel Franchising
Hotel franchising net revenues increased $30 million, or 8%, compared to the prior-year period, as discussed above.
Hotel franchising adjusted EBITDA increased $19 million, or 10%, compared to the prior-year period, primarily driven by:
•$33 million of higher fee-related revenues, excluding development advance note amortization, as discussed above; partially offset by
•$7 million of higher marketing, reservation and loyalty expenses primarily due to higher pass-through expenses due to our global franchisee conference in May, partially offset by timing of spend; and
•$6 million of higher operating and general and administrative expenses primarily due to the absence of a benefit from insurance recoveries and costs associated with growth in our credit card program.

Corporate
Corporate adjusted EBITDA was unfavorable by $2 million compared to the prior-year period.

SIX MONTHS ENDED JUNE 30, 2025 VS. SIX MONTHS ENDED JUNE 30, 2024

	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenues
Fee-related and other revenues	$713	$669	$44	7%
Cost reimbursement revenues	—	2	(2)	(100%)
Net revenues	713	671	42	6%
Expenses
Marketing, reservation and loyalty expense	300	285	15	5%
Cost reimbursement expense	—	2	(2)	(100%)
Other expenses	151	189	(38)	(20%)
Total expenses	451	476	(25)	(5%)
Operating income	262	195	67	34%
Interest expense, net	68	59	9	15%
Early extinguishment of debt	—	3	(3)	(100%)
Income before income taxes	194	133	61	46%
Provision for income taxes	45	31	14	45%
Net income	$149	$102	$47	46%

Net revenues for the six months ended June 30, 2025 increased $42 million, or 6%, compared to the prior year period, primarily driven by;
•$18 million of higher ancillary revenues driven primarily by higher credit card and partnership fees;
•$14 million of higher marketing, reservation and loyalty revenues primarily due to higher pass-through revenues due to our global franchisee conference in May; and
•$12 million of higher royalty and franchise fees primarily due to net room growth, increased royalty rates and higher franchise fees, partially offset by lower RevPAR.
Total expenses for the six months ended June 30, 2025 decreased $25 million, or 5%, compared to the prior year period, primarily driven by;
•$45 million of lower transaction-related expenses primarily due to the failed hostile takeover attempt in 2024;
•the absence of a $12 million impairment charge incurred in 2024, primarily related to development advance notes; and
•$6 million of lower depreciation and amortization expense; partially offset by
•$15 million of higher marketing, reservation and loyalty expenses primarily due to higher pass-through expenses due to our global franchisee conference in May;
•the absence of an $11 million benefit in connection with the reversal of a spin-off related matter;
•$10 million of higher operating and general and administrative costs primarily due to the absence of a benefit from insurance recoveries and costs associated with growth in our credit card program; and
•$4 million of higher restructuring costs.
During the six months ended June 30, 2025, marketing, reservation and loyalty expenses of $300 million exceeded marketing, reservation and loyalty revenues of $281 million by $19 million; while the six months ended June 30 2024, marketing, reservation and loyalty expenses of $285 million exceeded marketing, reservation and loyalty revenues of $267 million by $18 million.
Interest expense, net for the six months ended June 30, 2025 increased $9 million, or 15%, compared to the prior year period primarily due to a higher average debt balance and average interest rate on our term loan B.

Early extinguishment of debt was $3 million for six months ended June 30, 2024 related to the repricing of our term loan B.
Our effective tax rates were 23.2% and 23.3% during the six months ended June 30, 2025 and 2024, respectively.
As a result of these items, net income for the six months ended June 30, 2025 increased $47 million compared to the prior year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Six Months Ended June 30,
	2025			2024
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$307	$(158)	$149	$277	$(175)	$102
Provision for income taxes	—	45	45	—	31	31
Depreciation and amortization	28	3	31	32	5	37
Interest expense, net	—	68	68	—	59	59
Early extinguishment of debt	—	—	—	—	3	3
Stock-based compensation expense	12	6	18	12	7	19
Development advance notes amortization	14	—	14	11	—	11
Restructuring costs	12	1	13	9	—	9
Transaction-related	1	—	1	—	46	46
Impairment	—	—	—	12	—	12
Separation-related	—	—	—	—	(11)	(11)
Foreign currency impact of highly inflationary countries	1	—	1	—	—	—
Adjusted EBITDA	$375	$(35)	$340	$353	$(35)	$318
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the six months ended June 30, 2025 compared to June 30, 2024:

	Net Revenues			Adjusted EBITDA
	2025	2024	% Change	2025	2024	% Change
Hotel Franchising	$713	$671	6%	$375	$353	6%
Corporate	—	—	n/a	(35)	(35)	—%
Total Company	$713	$671	6%	$340	$318	7%

Hotel Franchising
Hotel franchising net revenues for the six months ended June 30, 2025 increased $42 million compared to the prior year period as discussed above.
Hotel franchising adjusted EBITDA for the six months ended June 30, 2025 increased $22 million compared to the prior year period, primarily driven by:
•$47 million of higher fee-related revenues, excluding development advance note amortization, as discussed above; partially offset by
•$15 million of higher marketing, reservation and loyalty expenses primarily due to higher pass-through expenses due to our global franchisee conference in May; and
•$8 million of higher operating and general and administrative expenses primarily due to the absence of a benefit from insurance recoveries and costs associated with growth in our credit card program.
Corporate
Corporate adjusted EBITDA was flat compared to the prior year period.

DEVELOPMENT
On June 30, 2025, our global development pipeline consisted of approximately 2,150 hotels and 255,000 rooms, representing another record-high level and a 5% year-over-year increase, including 6% growth in the U.S. and 4% internationally. Approximately 70% of our pipeline is in the midscale and above segments, which grew 5% year-over-year, and 17% is in the extended stay segment. Approximately 58% of our pipeline is international. Additionally, approximately 76% of our pipeline is new construction, of which approximately 35% has broken ground. During the second quarter of 2025, we awarded 229 new contracts, an increase of 40% year-over-year.

RESTRUCTURING
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining our organizational structure, primarily within our marketing, reservation and loyalty functions. As a result, during the three and six months ended June 30, 2025, we incurred $13 million of restructuring expenses, primarily in our Hotel Franchising segment and impacting a total of 156 employees. Such expenses included $8 million related to the closure of a leased call center facility in Canada, of which $3 million were personnel-related and impacting 69 employees. We expect that annualized savings realized will be approximately $15 million primarily in marketing, reservation and loyalty expenses which will be reinvested for other revenue-generating activities.
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing our organizational efficiency. As a result, during the three and six months ended June 30, 2024, we incurred $7 million and $9 million, respectively, of restructuring expenses, all of which were personnel-related and primarily in our Hotel Franchising segment. Such plan resulted in a reduction of 135 employees in full year 2024. The following table presents activity for both plans for the six months ended June 30, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Costs Recognized	Cash Payments	Liability as of June 30, 2025 (b)
2024 Plan
Personnel-related	$5	$—	$(3)	$2
2025 Plan
Personnel-related	—	8	(2)	6
Facility-related	—	5	—	5
Total 2025 Plan	—	13	(2)	11
Total accrued restructuring	$5	$13	$(5)	$13
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $10 million and other non-current liabilities of $3 million as of June 30, 2025 on the Condensed Consolidated Balance Sheets.
The following table presents activity for the six months ended June 30, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of June 30, 2024
2024 Plan
Personnel-related	$—	$9	$(3)	$(2)	$4
Total accrued restructuring	$—	$9	$(3)	$(2)	$4
_____________________
(a)Represents non-cash payments in Company stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2025	December 31, 2024	Change
Total assets	$4,298	$4,223	$75
Total liabilities	3,728	3,573	155
Total stockholders’ equity	570	650	(80)

Total assets increased $75 million from December 31, 2024 to June 30, 2025 primarily related to an increase in accounts receivable due to seasonality and increased development advance notes and loan receivables in support of our growth strategy. Total liabilities increased $155 million from December 31, 2024 to June 30, 2025 primarily related to a $114 million increase in our outstanding debt and an increase in deferred revenues in connection with our co-branded credit card program. Total equity decreased $80 million from December 31, 2024 to June 30, 2025 primarily due to $153 million of stock repurchases and $64 million of dividends declared, partially offset by our net income.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support current operations, future growth initiatives and dividend payments to stockholders, while also enabling us to create additional value for our stockholders in the form of share repurchases.
As of June 30, 2025, our liquidity approximated $580 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of June 30, 2025, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of June 30, 2025, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $352 million maturing in 2027, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $221 million was outstanding.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of June 30, 2025, the margin on our term loan A was 1.75%.
As of June 30, 2025, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing nearly 95% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million of swaps that expire in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of June 30, 2025, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Cash provided by/(used in)
Operating activities	$129	$77	$52
Investing activities	(71)	(31)	(40)
Financing activities	(122)	(32)	(90)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	1	(1)	2
Net change in cash, cash equivalents and restricted cash	$(63)	$13	$(76)

Net cash provided by operating activities increased $52 million compared to the prior-year period primarily due to the absence of payments made associated with defending a hostile takeover attempt in 2024.
Net cash used in investing activities increased $40 million compared to the prior-year period primarily due to an increase in cash used for loans in connection with development activities.
Net cash used in financing activities increased $90 million compared to the prior-year period primarily due to a reduction in net debt borrowings, partially offset by $33 million of lower stock repurchases.
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
During the six months ended June 30, 2025, we invested $19 million on capital expenditures primarily related to information technology, including digital innovation. For 2025, we anticipate total capital expenditures of approximately $40-45 million.
In addition, we deployed $51 million during the quarter in development advance notes (net of repayments) and expect to invest approximately $110 million for 2025. These investments play a crucial role in attracting higher fee-per-available-room (“FeePAR”) hotels into our system, strengthening our portfolio with more premium properties. We may also offer other forms of financial support, such as enhanced credit support, to drive our business growth and increase our competitive position.
We also spent $52 million on loans to franchisees during the six months ended June 30, 2025 to support hotel development activities.
We have outstanding development advance notes, loans and accounts receivables with a large franchisee that is currently negotiating a credit facility with lenders. If the franchisee is unable to finalize its credit facility, it could encounter liquidity issues and require us to pursue the guarantees and collateral securing the development advance notes, loans and accounts receivables and impact the recoverability of a portion of our assets.
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

Under our current stock repurchase program, we repurchased approximately 1.7 million shares at an average price of $88.73 for a cost of $153 million during the six months ended June 30, 2025. As of June 30, 2025, we had $386 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.41 per share in the first and second quarters of 2025 ($64 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of June 30, 2025, our first-lien leverage ratio was 2.9 times.
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
As of June 30, 2025, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of June 30, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $8 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $680 million as of June 30, 2025. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $7 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of June 30, 2025. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of June 30, 2025, the absolute notional amount of our outstanding foreign exchange hedging instruments was $302 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $10 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of June 30, 2025, we had total net exposure in Argentina relating to foreign currency of approximately $8 million. We incurred $1 million of foreign currency exchange losses and immaterial gains during the six months ended June 30, 2025 and 2024, respectively.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2025, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
April	527,144	$83.28	527,144	$418,473,345
May	41,210	84.92	41,210	414,973,623
June	354,484	80.74	354,484	386,354,100
Total	922,838	$82.38	922,838	$386,354,100

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: July 24, 2025	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer and Head of Strategy

Date: July 24, 2025	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.