Form 10-Q
period 2025-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2025-10-23
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
75,551,945 shares of common stock outstanding as of October 15, 2025.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2025, the related condensed consolidated statements of income, comprehensive income and equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, New York
October 23, 2025

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues
Royalties and franchise fees	$147	$159	$420	$419
Marketing, reservation and loyalty	149	161	431	429
Management and other fees	2	3	7	7
License and other fees	35	32	95	89
Other	49	39	142	119
Fee-related and other revenues	382	394	1,095	1,063
Cost reimbursements	—	2	—	4
Net revenues	382	396	1,095	1,067
Expenses
Marketing, reservation and loyalty	131	149	432	435
Operating	29	23	73	59
General and administrative	26	30	87	91
Cost reimbursements	—	2	—	4
Depreciation and amortization	15	17	46	54
Restructuring	2	2	16	11
Transaction-related	1	1	2	46
Impairment	—	—	—	12
Separation-related	—	1	1	(11)
Total expenses	204	225	657	701
Operating income	178	171	438	366
Interest expense, net	36	34	103	93
Early extinguishment of debt	—	—	—	3
Income before income taxes	142	137	335	270
Provision for income taxes	37	35	82	66
Net income	$105	$102	$253	$204

Earnings per share
Basic	$1.37	$1.30	$3.28	$2.55
Diluted	1.36	1.29	3.26	2.54

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$105	$102	$253	$204
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(2)	4	6	1
Unrealized gains/(losses) on cash flow hedges	1	(29)	(22)	(20)
Other comprehensive (loss), net of tax	(1)	(25)	(16)	(19)
Comprehensive income	$104	$77	$237	$185
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$70	$103
Trade receivables, net	326	271
Prepaid expenses	27	44
Other current assets	85	49
Total current assets	508	467
Property and equipment, net	99	94
Goodwill	1,525	1,525
Trademarks, net	1,234	1,230
Franchise agreements and other intangibles, net	300	318
Other non-current assets	680	589
Total assets	$4,346	$4,223
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$45	$43
Accounts payable	49	37
Deferred revenues	96	121
Accrued expenses and other current liabilities	249	265
Total current liabilities	439	466
Long-term debt	2,582	2,420
Deferred income taxes	322	332
Deferred revenues	222	169
Other non-current liabilities	198	186
Total liabilities	3,763	3,573
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 103.3 and 102.8 issued as of September 30, 2025 and December 31, 2024	1	1
Treasury stock, at cost – 27.3 and 24.8 shares as of September 30, 2025 and December 31, 2024	(1,892)	(1,669)
Additional paid-in capital	1,662	1,647
Retained earnings	811	654
Accumulated other comprehensive income	1	17
Total stockholders’ equity	583	650
Total liabilities and stockholders’ equity	$4,346	$4,223

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$253	$204
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	46	54
Development advance notes amortization	23	18
Provision for doubtful accounts	9	2
Impairment	—	12
Deferred income taxes	(5)	(5)
Stock-based compensation	29	33
Loss on early extinguishment of debt	—	3
Net change in assets and liabilities:
Trade receivables	(60)	(47)
Prepaid expenses	17	(13)
Other current assets	(14)	2
Accounts payable, accrued expenses and other current liabilities	8	(25)
Deferred revenues	27	7
Payments of development advance notes, net	(73)	(88)
Other, net	(45)	(1)
Net cash provided by operating activities	215	156
Investing activities
Property and equipment additions	(30)	(24)
Loan advances, net	(56)	(16)
Net cash used in investing activities	(86)	(40)
Financing activities
Proceeds from borrowings	350	1,802
Principal payments on long-term debt	(189)	(1,516)
Debt issuance costs	—	(1)
Dividends to stockholders	(96)	(92)
Repurchases of common stock	(223)	(283)
Exercise of stock options	9	15
Net share settlement of incentive equity awards	(22)	(19)
Other, net	(1)	(6)
Net cash used in financing activities	(172)	(100)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net (decrease)/increase in cash, cash equivalents and restricted cash	(43)	16
Cash, cash equivalents and restricted cash, beginning of period	113	66
Cash, cash equivalents and restricted cash, end of period	$70	$82
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	78	$1	$(1,669)	$1,647	$654	$17	$650
Net income	—	—	—	—	61	—	61
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(76)	—	—	—	(76)
Net share settlement of incentive equity awards	—	—	—	(22)	—	—	(22)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	—	1	—	—	1
Balance as of March 31, 2025	78	1	(1,745)	1,636	683	4	579
Net income	—	—	—	—	87	—	87
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(77)	—	—	—	(77)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	5	—	—	5
Other	—	—	—	1	—	—	1
Balance as of June 30, 2025	77	1	(1,822)	1,651	738	2	570
Net income	—	—	—	—	105	—	105
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(70)	—	—	—	(70)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	3	—	—	3
Balance as of September 30, 2025	76	$1	$(1,892)	$1,662	$811	$1	$583

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	81	$1	$(1,361)	$1,599	$488	$19	$746
Net income	—	—	—	—	16	—	16
Other comprehensive income	—	—	—	—	—	8	8
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	—	—	(57)	—	—	—	(57)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Balance as of March 31, 2024	81	1	(1,418)	1,592	472	27	674
Net income	—	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(31)	—	(31)
Repurchase of common stock	(2)	—	(131)	—	—	—	(131)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	12	—	—	12
Exercise of stock options	—	—	—	15	—	—	15
Other	—	—	—	—	1	—	1
Balance as of June 30, 2024	79	1	(1,549)	1,618	528	25	623
Net income	—	—	—	—	102	—	102
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Dividends	—	—	—	—	(30)	—	(30)
Repurchase of common stock	(1)	—	(97)	—	—	—	(97)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	11	—	—	11
Balance as of September 30, 2024	78	$1	$(1,646)	$1,628	$600	$—	$583

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
In September 2025, the FASB issued an accounting update, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which changes how an entity is required to begin capitalizing software costs to when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2028. The Company is evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures. The Company will adopt the guidance on January 1, 2028, as required.

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Deferred initial franchise fee revenues	$148	$145
Deferred loyalty program revenues	93	97
Deferred co-branded credit card program revenues	62	22
Deferred other revenues	15	26
Total	$318	$290
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

	10/1/2025 - 9/30/2026	10/1/2026 - 9/30/2027	10/1/2027 - 9/30/2028	Thereafter	Total
Initial franchise fee revenues	$16	$8	$7	$117	$148
Loyalty program revenues	58	26	8	1	93
Co-branded credit card program revenues	12	12	11	27	62
Other revenues	10	1	1	3	15
Total	$96	$47	$27	$148	$318

Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Royalties and franchise fees	$147	$159	$420	$419
Marketing and reservation fees	128	136	365	356
Loyalty revenue	21	25	66	73
Management and other fees	2	3	7	7
License and other fees	35	32	95	89
Partnership fees (a)	24	17	71	53
Cost reimbursements	—	2	—	4
Other revenue	25	22	71	66
Net revenues	$382	$396	$1,095	$1,067
______________________
(a)    Partnership fees are related to third-party partnership agreements, including the Company's co-branded credit card program. Such fees were previously reported within other revenue.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2025 and December 31, 2024, capitalized contract costs were $81 million and $76 million, respectively, of which $5 million for both periods was included in other current assets and $76 million and $71 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$105	$102	$253	$204

Basic weighted average shares outstanding	76.4	78.8	77.1	80.1
Stock options and restricted stock units (“RSUs”) (a)	0.5	0.4	0.5	0.4
Diluted weighted average shares outstanding	76.9	79.2	77.6	80.5

Earnings per share:
Basic	$1.37	$1.30	$3.28	$2.55
Diluted	1.36	1.29	3.26	2.54

Dividends:
Cash dividends declared per share	$0.41	$0.38	$1.23	$1.14
Aggregate dividends paid to stockholders	$31	$29	$96	$92
______________________
(a)    Anti-dilutive shares related to stock options were immaterial for both the three and nine months ended September 30, 2025 and 2024. Diluted shares outstanding excludes anti-dilutive shares related to RSUs of 0.2 million for both the three and nine months ended September 30, 2025 and 0.5 million for both the three and nine months ended September 30, 2024.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2024	24.8	$1,669	$67.32
For the nine months ended September 30, 2025	2.5	223	87.70
As of September 30, 2025	27.3	$1,892	$69.22

The Company had $316 million of remaining availability under its program as of September 30, 2025.

5. RECEIVABLES
Trade Accounts Receivables
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the nine months ended:

	2025	2024
Balance as of January 1,	$61	$60
Provision for doubtful accounts	9	4
Bad debt write-offs	(1)	(1)
Balance as of September 30,	$69	$63

Loan Receivables
The Company occasionally provides financing to franchisees or their affiliates to support hotel development efforts and related initiatives, typically in the form of loan receivables. These loans vary by region and have differing maturities, ranging from under twelve months to over three years. The loans bear interest and are expected to be repaid in accordance with the terms, though in some cases they may be converted into development advance notes usually tied to hotel openings or the completion of required property improvements. Loans that are convertible into development advance notes are included in other non-current assets on the Company's Condensed Consolidated Balance Sheets. In most instances, the Company obtains guarantees from the borrower or an affiliate and/or secures collateral to mitigate credit risk. Since the loan receivables do not share similar risk characteristics, the Company evaluates expected credit losses on an individual basis rather than on a collective (pool) basis. At loan inception, the Company evaluates the collectability of each loan, which includes reviewing collection history on any amounts which had been due from these franchisees, and records expected credit losses as required. Additionally, the Company evaluates the collectability of these loans each reporting period to determine if a change to the allowance for loan loss is needed. Loans deemed uncollectible are written-off against the allowance for doubtful accounts. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s loan receivables.
The Company’s Condensed Consolidated Balance Sheets include the following with respect to loan receivables:

Condensed Consolidated Balance Sheets:	September 30, 2025	December 31, 2024
Other current assets	$24	$1
Other non-current assets	64	31
Total loan receivables, net (a)	$88	$32
______________________
(a)    Loan receivables had a weighted average interest rate of 7.7% and 5.0% and a weighted average remaining contractual term of 2.3 years and 0.5 years as of September 30, 2025 and December 31, 2024, respectively.

6. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $4 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $15 million and $18 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	September 30, 2025	December 31, 2024
Other non-current assets	$370	$308
The Company evaluates the recoverability of the carrying value of its development advance notes on a quarterly basis. As a result, the Company recorded an impairment charge of $10 million during the first quarter of 2024.

Condensed Consolidated Statements of Income:	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Forgiveness of notes (a)	$8	$6	$23	$18
Impairment (b)	—	—	—	10
Bad debt expense related to notes	—	—	1	—
______________________
(a)    Amounts are recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2025	2024
Payments of development advance notes	$(77)	$(91)
Proceeds from repayment of development advance notes	4	3
Payments of development advance notes, net	$(73)	$(88)
The Company made a non-cash reclassification of $11 million and $3 million during the nine months ended September 30, 2025 and 2024, respectively, from loan receivables to development advance notes, both of which were reported within other non-current assets.
Concentration Risk
The Company has outstanding development advance notes, loans and accounts receivables amounting to approximately $155 million as of September 30, 2025 with a large franchisee that has been consolidating other hotel portfolios, including another significant franchisee. This franchisee is currently seeking to obtain long-term permanent financing. If the franchisee is unable to obtain permanent financing, it may encounter challenges in paying its debts and thus the Company may seek to enforce its collateral. While the Company believes its collateral, consisting of personal guarantees, certain tangible and other assets and share pledges of a number of subsidiaries, exceeds the amount of its exposure, there may be instances where such collateral is insufficient to cover the entire amount recorded on the Company's Condensed Consolidated Balance Sheet.
Restricted Cash
There was no restricted cash as of September 30, 2025. As of December 31, 2024, the Company had $10 million of restricted cash that was reported within other non-current assets on the Condensed Consolidated Balance Sheets.

7. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2021. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2018.
The Company made cash income tax payments, net of refunds, of $66 million and $69 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company’s effective tax rates were 26.1% and 25.5% during the three months ended September 30, 2025 and 2024, respectively. During 2024, the effective tax rate was lower primarily due to a tax benefit resulting from the release of a foreign unrecognized tax benefit.
The Company’s effective tax rates were 24.5% and 24.4% during the nine months ended September 30, 2025 and 2024, respectively.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The Company has evaluated the effects of the OBBBA and concluded that it does not have a material impact on its financial results, including its annual effective rate or liquidity for 2025.

8. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2025		December 31, 2024
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$750 million revolving credit facility (due April 2027)	$281	6.13%	$88	7.17%
$400 million term loan A (due April 2027)	345	6.18%	364	7.02%
$1.5 billion term loan B (due May 2030)	1,504	5.42%	1,515	4.20%
$500 million 4.375% senior unsecured notes (due August 2028)	497	4.38%	496	4.38%
Total long-term debt	2,627	5.38%	2,463	4.84%
Less: Current portion of long-term debt	45		43
Long-term debt	$2,582		$2,420
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $11 million and $13 million as of September 30, 2025 and December 31, 2024, respectively. The carrying amount of the term loan B is net of unamortized discounts of $5 million as of both September 30, 2025 and December 31, 2024.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2025 matures as follows:

Long-Term Debt
Within 1 year	$45
Between 1 and 2 years	611
Between 2 and 3 years	513
Between 3 and 4 years	15
Between 4 and 5 years	1,443
Thereafter	—
Total	$2,627
As of September 30, 2025, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$750
Less: Borrowings	281
Available capacity	$469
Revolving Credit Facility
The Company had $281 million and $88 million of outstanding borrowings on its revolving credit facility as of September 30, 2025 and December 31, 2024, respectively. Such borrowings were included within long-term debt on the Condensed Consolidated Balance Sheets.

Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $1 million and $2 million as of September 30, 2025 and December 31, 2024, respectively.
Cash Flow Hedge
As of September 30, 2025, the Company has pay-fixed/receive-variable interest rate swaps in place to hedge interest rate exposure on $1.4 billion on its variable-rate debt, effectively covering nearly 95% of its outstanding term loan B. These swaps carry weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on the effective dates of each agreement, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For the nine months ended September 30, 2025 and 2024, the weighted average fixed rate (plus applicable spreads) on the swaps was 3.58% and 1.95%, respectively. The aggregate fair value of these interest rate swaps was a net liability of $10 million and a net asset of $18 million as of September 30, 2025 and December 31, 2024, which were included within other non-current liabilities and other non-current assets, respectively, on the Consolidated Balance Sheets. The swaps resulted in $3 million and $8 million of income recognized in interest expense, net on the Condensed Consolidated Statements of Income during the three months ended September 30, 2025 and 2024, respectively, and $8 million and $28 million of income during the nine months ended September 30, 2025 and 2024, respectively.
There was no hedging ineffectiveness recognized in the nine months ended September 30, 2025 or 2024. The Company expects to reclassify immaterial gains from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $36 million and $34 million for the three months ended September 30, 2025 and 2024, respectively, and $103 million and $93 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid related to such interest was $112 million and $99 million for the nine months ended September 30, 2025 and 2024, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million during the nine months ended September 30, 2024 relating to the repricing of the Company's term loan B.

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

	September 30, 2025
	Carrying Amount	Estimated Fair Value
Debt	$2,627	$2,660

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $3 million of gains and $1 million of losses from freestanding foreign currency exchange contracts during the three months ended September 30, 2025 and 2024, respectively. The Company recognized $3 million of losses and immaterial gains from freestanding foreign currency exchange contracts during the nine months ended September 30, 2025 and 2024, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred $1 million and immaterial foreign currency exchange losses related to highly inflationary countries during the three months ended September 30, 2025 and 2024, respectively. The Company incurred immaterial and $1 million of foreign currency exchange losses during the nine months ended September 30, 2025 and 2024, respectively. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

10. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice or preparing for potential trial. As of September 30, 2025, the Company is aware of approximately 65 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $3 million as of both September 30, 2025 and December 31, 2024. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

11. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2025, 4.2 million shares remained available.
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
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2025 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2024	0.9		$76.55	0.6		$78.43
Granted (a)	0.3		105.93	0.2	(b)	106.21
Vested	(0.4)		74.70	(0.2)		82.74
Canceled	—		—	—		—
Balance as of September 30, 2025	0.8	(c)	$87.29	0.6	(d)	$85.95
______________________
(a)Represents awards granted by the Company primarily in March 2025.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of September 30, 2025 have an aggregate unrecognized compensation expense of $55 million, which is expected to be recognized over a weighted average period of 2.7 years.
(d)PSUs outstanding as of September 30, 2025 have an aggregate maximum potential unrecognized compensation expense of $35 million, which may be recognized over a weighted average period of 1.9 years based on attainment of targets.
There were no stock options granted in 2025 or 2024. The activity related to stock options for the nine months ended September 30, 2025 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	0.6	$54.45
Granted	—	—
Exercised	(0.1)	53.33
Canceled	—	—
Outstanding as of September 30, 2025	0.5	$54.82	2.1	$13
Unvested as of September 30, 2025	—	$—	—	$—
Exercisable as of September 30, 2025	0.5	$54.82	2.1	$13
Stock-Based Compensation Expense
Stock-based compensation expense was $9 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $29 million and $33 million for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, such expenses include $1 million and $2 million, respectively, which were recorded within transaction-related costs on the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2024, $2 million and $1 million of stock-based compensation expense was recorded within restructuring costs and transaction-related costs, respectively, on the Condensed Consolidated Statements of Income. There were no amounts recorded within restructuring costs and transaction-related costs for the three months ended September 30, 2024 on the Condensed Consolidated Statements of Income.

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
Provided below is the Company’s segment profitability measure and significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$382	$396	$1,095	$1,067

Less expenses (a)
Compensation	(50)	(63)	(179)	(191)
Selling and advertising	(28)	(37)	(74)	(106)
Outsourced services and information technology (b)	(32)	(32)	(97)	(93)
Professional fees	(25)	(24)	(72)	(65)
Other segment items (c)	(49)	(46)	(168)	(141)
Corporate expenses (d)	(93)	(92)	(252)	(267)
Consolidated net income	$105	$102	$253	$204
_____________________
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM.
(b)    Information technology costs primarily include maintenance costs and software as a service cost.
(c)    Other segment items include depreciation and amortization, stock-based compensation, restructuring costs, impairment charge, cost reimbursements, travel and entertainment, insurance and other operating expenses. The nine months ended September 30, 2025 also include pass-through expenses associated with the Company's global franchisee conference.
(d)    Corporate expenses include interest expense, net, transaction and separation-related expenses, provision for income taxes, early extinguishment of debt, compensation costs, and other overhead costs.

13. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $1 million and $2 million during the three and nine months ended September 30, 2025, respectively, primarily related to stock-based compensation costs associated with the failed hostile takeover defense. The Company recognized transaction-related expenses of $1 million and $46 million during the three and nine months ended September 30, 2024, primarily related to costs associated with the failed hostile takeover defense and costs related to the repricing of the Company’s term loan B. During the nine months ended September 30, 2024 the Company made $51 million of transaction-related payments. Such amounts primarily consisted of legal and advisory costs.
Separation-Related
Separation-related costs associated with the Company’s spin-off from former parent were $1 million of expense for the nine months ended September 30, 2025. Separation-related costs associated with the Company’s spin-off from former parent were $1 million of expense and $11 million of income for the three and nine months ended September 30, 2024, respectively, which were primarily due to the reversal of a reserve related to the expiration of a tax matter.

Restructuring
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining its organizational structure, primarily within its marketing, reservation and loyalty functions. As a result, the Company incurred $2 million and $16 million of restructuring expenses during the three and nine months ended September 30, 2025, respectively, primarily in its Hotel Franchising segment and impacting a total of 178 employees. Such expenses included $8 million related to the closure of a leased call center facility in Canada, of which $3 million were personnel-related and impacting 74 employees.
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, during the three and nine months ended September 30, 2024, the Company incurred $2 million and $11 million, respectively, of restructuring expenses, all of which were personnel-related and primarily in its Hotel Franchising segment. Such plan resulted in a reduction of 135 employees in full year 2024.
The following table presents activity for both plans for the nine months ended September 30, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Costs Recognized	Cash Payments	Liability as of September 30, 2025 (b)
2024 plan
Personnel-related	$5	$—	$(4)	$1
2025 plan
Personnel-related	—	11	(6)	5
Facility-related	—	5	—	5
Total 2025 plan	—	16	(6)	10
Total accrued restructuring	$5	$16	$(10)	$11
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $7 million and other non-current liabilities of $4 million as of September 30, 2025 on the Condensed Consolidated Balance Sheets.
The following table presents activity for the nine months ended September 30, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of September 30, 2024
2024 plan
Personnel-related	$—	$11	$(6)	$(2)	$3
Total accrued restructuring	$—	$11	$(6)	$(2)	$3
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

14. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2024	$3	$14	$17
Period change	2	(15)	(13)
Balance as of March 31, 2025	5	(1)	4
Period change	5	(7)	(2)
Balance as of June 30, 2025	10	(8)	2
Period change	(2)	1	(1)
Balance as of September 30, 2025	$8	$(7)	$1

Net of Tax
Balance as of December 31, 2023	$9	$10	$19
Period change	(2)	10	8
Balance as of March 31, 2024	7	20	27
Period change	(1)	(1)	(2)
Balance as of June 30, 2024	6	19	25
Period change	4	(29)	(25)
Balance as of September 30, 2024	$10	$(10)	$—

15. SUBSEQUENT EVENT
    In October 2025, the Company completed an amendment and extension of its revolving credit facility, increasing the capacity under this facility to $1 billion and extending the maturity to 2030.

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures, which may impact decisions by consumers and businesses to use travel accommodations; global trade disputes, including with China; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the ability of franchisees to pay back loans owed to Wyndham; the impact of war, terrorist activity, political instability or political strife, including the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, respectively; global or regional health crises or pandemics including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and restrictions on travel; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC. These risks and uncertainties are not the only ones we may face and additional risks may arise or become material in the future. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.
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
References herein to “Wyndham Hotels,” the “Company,” “we,” “our” and “us” refer to Wyndham Hotels & Resorts, Inc. and its consolidated subsidiaries.

BUSINESS AND OVERVIEW
We are a leading global hotel franchisor, licensing our renowned hotel brands to hotel owners in approximately 100 countries around the world.
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

OPERATING STATISTICS
Beginning in the second quarter of 2025, we revised our reporting methodology to exclude the impact of all rooms under the Super 8 China master license agreement from our reported system size, RevPAR and royalty rate, and corresponding growth metrics. Our financial results will continue to reflect fees due from the Super 8 master licensee in China, which contributed less than $3 million to our full-year 2024 consolidated adjusted EBITDA.

The table below presents our operating statistics for the three and nine months ended September 30, 2025 and 2024. “Rooms” represent the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, excluding all rooms associated with our Super 8 master licensee in China, and (ii) properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available franchised and managed room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised rooms and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2025	2024 (a)	% Change
Rooms
United States	503,400	500,600	1%
International	352,000	322,600	9%
Total rooms	855,400	823,200	4%

	Three Months Ended September 30,
	2025	2024 (a)	Change (d)
RevPAR
United States	$55.07	$57.98	(5%)
International (b)	43.11	44.52	(3%)
Global RevPAR (b)	50.05	52.59	(5%)
Average Royalty Rate
United States	4.8%	4.7%	9 bps
International	2.6%	2.6%	2 bps
Global average royalty rate	4.0%	4.0%	2 bps

	Nine Months Ended September 30,
	2025	2024 (a)	Change (d)
RevPAR
United States	$50.28	$51.69	(3%)
International (c)	38.54	39.21	(2%)
Global RevPAR (c)	45.40	46.75	(3%)
Average Royalty Rate
United States	4.8%	4.7%	11 bps
International	2.6%	2.5%	8 bps
Global average royalty rate	4.0%	4.0%	5 bps
______________________
(a)Amounts have been recasted to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform with current year presentation. See below for prior year reported amounts:

	As of September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Rooms
International	392,000
Total rooms	892,600

RevPAR
International		$38.60	$34.08
Global RevPAR		49.33	43.89
Average Royalty Rate
International		2.5%	2.4%
Global average royalty rate		4.0%	3.9%

(b)Excluding currency effects, international RevPAR decreased 2% and global RevPAR decreased 5%.
(c)Excluding currency effects, international RevPAR was flat and global RevPAR decreased 2%.
(d)Amounts may not recalculate due to rounding.

Rooms grew 4% compared to the prior year, driven by 1% growth in the U.S. and 9% growth internationally. These results included 2% growth in the higher RevPAR midscale and above segments in the U.S. and 7% growth in the higher RevPAR EMEA and Latin America regions.
Excluding currency effects, global RevPAR for the three months ended September 30, 2025 decreased by 5% compared to the prior year period, reflecting a decline of 5% in the U.S. and 2% decline internationally. In the U.S., RevPAR performance reflected a 300 basis-point reduction in occupancy and a 200-basis-point decline in ADR. Softer results in Texas, Florida and California were partially offset by continued strength across the Midwest. Internationally, the decrease was primarily driven by Asia Pacific, including China where RevPAR declined 10% and Latin America, where RevPAR declined 5%. This was partially offset by 4% growth in the EMEA region and 8% growth in Canada, both primarily reflecting pricing power.
Excluding currency effects, global RevPAR for the nine months ended September 30, 2025 decreased 2% compared to the prior year period, reflecting a decline of 3% in the U.S. and 0% growth internationally. In the U.S., the RevPAR decline was driven by lower occupancy. Internationally, RevPAR was impacted by continued pricing power in our Latin America, EMEA and Canada regions, offset by sustained pressure in Asia Pacific.

THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. THREE MONTHS ENDED SEPTEMBER 30, 2024

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenues
Fee-related and other revenues	$382	$394	$(12)	(3%)
Cost reimbursement revenues	—	2	(2)	(100%)
Net revenues	382	396	(14)	(4%)
Expenses
Marketing, reservation and loyalty expense	131	149	(18)	(12%)
Cost reimbursement expense	—	2	(2)	(100%)
Other expenses	73	74	(1)	(1%)
Total expenses	204	225	(21)	(9%)
Operating income	178	171	7	4%
Interest expense, net	36	34	2	6%
Income before income taxes	142	137	5	4%
Provision for income taxes	37	35	2	6%
Net income	$105	$102	$3	3%
Net revenues for the three months ended September 30, 2025 decreased $14 million, or 4%, compared to the prior-year period, primarily driven by:
•Lower royalty and franchise fees of $12 million primarily due to a reduction in RevPAR and lower franchise fees, partially offset by the impact of net room growth and royalty rate expansion both domestically and internationally;
•Lower marketing, reservation and loyalty revenues of $12 million primarily due to lower RevPAR; partially offset by the impact of net room growth and
•Higher ancillary revenues of $13 million primarily driven by growth in our co-branded credit card program.
Total expenses for the three months ended September 30, 2025 decreased $21 million, or 9%, compared to the prior-year period, primarily driven by:
•Lower marketing, reservation and loyalty expenses of $18 million primarily associated with the reduction in RevPAR;
•Lower depreciation and amortization expense of $2 million; and
•Higher operating and general and administrative expenses of $2 million primarily due to growth in our co-branded credit card program and elevated costs associated with insurance, litigation defense and employee benefits, which were partially offset by cost containment measures, including both operational efficiencies and one-time variable reductions.
During third quarter 2025, marketing, reservation and loyalty revenues of $149 million exceeded marketing, reservation and loyalty expenses of $131 million by $18 million; while in the third quarter 2024, marketing, reservation and loyalty revenues of $161 million exceeded marketing, reservation and loyalty expenses of $149 million by $12 million.

Interest expense, net for the three months ended September 30, 2025 increased $2 million, or 6%, compared to the prior-year period, primarily due to a higher average debt balance.
Our effective tax rates were 26.1% and 25.5% during the three months ended September 30, 2025 and 2024, respectively. During 2024, the effective tax rate was lower primarily due to a tax benefit resulting from the release of a foreign unrecognized tax benefit.
As a result of these items, net income for the three months ended September 30, 2025 increased $3 million compared to the prior-year period.
A reconciliation of net income to adjusted EBITDA is represented below:

	Three Months Ended September 30,
	2025			2024
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$198	$(93)	$105	$194	$(92)	$102
Provision for income taxes	—	37	37	—	35	35
Depreciation and amortization	14	1	15	15	2	17
Interest expense, net	—	36	36	—	34	34
Stock-based compensation expense	5	3	8	6	4	10
Development advance notes amortization	8	—	8	6	—	6
Restructuring costs	2	—	2	2	—	2
Transaction-related	—	1	1	1	—	1
Separation-related	—	—	—	—	1	1
Foreign currency impact of highly inflationary countries	1	—	1	—	—	—
Adjusted EBITDA	$228	$(15)	$213	$224	$(16)	$208
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

	Net Revenues			Adjusted EBITDA
	2025	2024	% Change	2025	2024	% Change
Hotel Franchising	$382	$396	(4%)	$228	$224	2%
Corporate	—	—	n/a	(15)	(16)	6%
Total Company	$382	$396	(4%)	$213	$208	2%

Hotel Franchising
Hotel franchising net revenues decreased $14 million, or 4%, compared to the prior-year period, as discussed above.
Hotel franchising adjusted EBITDA increased $4 million, or 2%, compared to the prior-year period, primarily driven by:
•Lower marketing, reservation and loyalty expenses of $18 million primarily associated with the reduction in RevPAR, partially offset by higher operating and general and administrative expenses of $3 million primarily due to costs associated with growth in our co-branded credit card program and elevated costs associated with insurance, litigation defense and employee benefits, which were partially offset by cost containment measures, including both operational efficiencies and one-time variable reductions; and
•Lower fee-related revenues, excluding development advance note amortization, of $10 million as discussed above.
Corporate
Corporate adjusted EBITDA was favorable by $1 million compared to the prior-year period.

NINE MONTHS ENDED SEPTEMBER 30, 2025 VS. NINE MONTHS ENDED SEPTEMBER 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenues
Fee-related and other revenues	$1,095	$1,063	$32	3%
Cost reimbursement revenues	—	4	(4)	(100%)
Net revenues	1,095	1,067	28	3%
Expenses
Marketing, reservation and loyalty expense	432	435	(3)	(1%)
Cost reimbursement expense	—	4	(4)	(100%)
Other expenses	225	262	(37)	(14%)
Total expenses	657	701	(44)	(6%)
Operating income	438	366	72	20%
Interest expense, net	103	93	10	11%
Early extinguishment of debt	—	3	(3)	(100%)
Income before income taxes	335	270	65	24%
Provision for income taxes	82	66	16	24%
Net income	$253	$204	$49	24%

Net revenues for the nine months ended September 30, 2025 increased $28 million, or 3%, compared to the prior year period, primarily driven by $29 million of higher ancillary revenues due to growth in our co-branded credit card program, as well as a larger global system and expansion in our domestic and international royalty rates, partially offset by lower global RevPAR.
Total expenses for the nine months ended September 30, 2025 decreased $44 million, or 6%, compared to the prior year period, primarily driven by;
•Lower transaction-related expenses of $44 million primarily due to the failed hostile takeover attempt in 2024;
•the absence of a $12 million impairment charge incurred in 2024, primarily related to development advance notes;
•Lower depreciation and amortization expense of $8 million;
•Lower cost reimbursement expenses of $4 million which have no impact on net income;
•Lower marketing, reservation and loyalty expenses of $3 million primarily due to lower RevPAR;
•Higher operating and general and administrative expenses of $10 million primarily associated with growth in our co-branded credit card program and the absence of a benefit from insurance recoveries, as well as elevated costs associated with insurance, litigation defense and employee benefits, which were partially offset by cost containment measures, including both operational efficiencies and one-time variable reductions;
•Higher separation-related expenses of $12 million primarily due to a benefit received in 2024 in connection with the reversal of a spin-off related matter; and
•Higher restructuring costs of $5 million.
During the nine months ended September 30, 2025, marketing, reservation and loyalty expenses of $432 million exceeded marketing, reservation and loyalty revenues of $431 million by $1 million; while the nine months ended September 30 2024, marketing, reservation and loyalty expenses of $435 million exceeded marketing, reservation and loyalty revenues of $429 million by $6 million.
Interest expense, net for the nine months ended September 30, 2025 increased $10 million, or 11%, compared to the prior year period primarily due to a higher average debt balance.
Early extinguishment of debt was $3 million for nine months ended September 30, 2024 related to the repricing of our term loan B.
Our effective tax rates were 24.5% and 24.4% during the nine months ended September 30, 2025 and 2024, respectively.

As a result of these items, net income for the nine months ended September 30, 2025 increased $49 million compared to the prior year period.
The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2025			2024
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$505	(252)	$253	$471	$(267)	$204
Provision for income taxes	—	$82	82	—	66	66
Depreciation and amortization	42	4	46	47	7	54
Interest expense, net	—	103	103	—	93	93
Early extinguishment of debt	—	—	—	—	3	3
Stock-based compensation expense	17	10	27	19	11	30
Development advance notes amortization	23	—	23	18	—	18
Restructuring costs	15	1	16	10	1	11
Transaction-related	1	1	2	—	46	46
Impairment	—	—	—	12	—	12
Separation-related	—	1	1	—	(11)	(11)
Foreign currency impact of highly inflationary countries	—	—	—	1	—	1
Adjusted EBITDA	$603	$(50)	$553	$578	$(51)	$527
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the nine months ended September 30, 2025 compared to September 30, 2024:

	Net Revenues			Adjusted EBITDA
	2025	2024	% Change	2025	2024	% Change
Hotel Franchising	$1,095	$1,067	3%	$603	$578	4%
Corporate	—	—	n/a	(50)	(51)	2%
Total Company	$1,095	$1,067	3%	$553	$527	5%

Hotel Franchising
Hotel franchising net revenues for the nine months ended September 30, 2025 increased $28 million compared to the prior year period as discussed above.
Hotel franchising adjusted EBITDA for the nine months ended September 30, 2025 increased $25 million compared to the prior year period, primarily driven by:
•Higher fee-related revenues, excluding development advance note amortization, of $37 million as discussed above;
•Lower marketing, reservation and loyalty expenses of $3 million primarily due to lower RevPAR; and
•Higher operating and general and administrative expenses of $13 million primarily associated with growth in our co-branded credit card program and the absence of a benefit from insurance recoveries, as well as elevated costs associated with insurance, litigation defense and employee benefits, which were partially offset by cost containment measures, including both operational efficiencies and one-time variable reductions.
Corporate adjusted EBITDA was favorable by $1 million compared to the prior year period.

DEVELOPMENT
On September 30, 2025, our global development pipeline consisted of approximately 2,180 hotels and 257,000 rooms, representing another record-high level and a 4% year-over-year increase, including 4% growth in the U.S. and 4% internationally. Approximately 70% of our pipeline is in the midscale and above segments, which grew 4% year-over-year, and 17% is in the extended stay segment. Approximately 58% of our pipeline is international. Additionally, approximately 75% of our pipeline is new construction, of which approximately 36% have broken ground. Rooms under construction grew 3% year-over-year. During the third quarter of 2025, we awarded 204 new contracts, an increase of 24% year-over-year.

RESTRUCTURING
During the second quarter of 2025, we approved a restructuring plan focused on streamlining its organizational structure, primarily within its marketing, reservation and loyalty functions. As a result, we incurred $2 million and $16 million of restructuring expenses during the three and nine months ended September 30, 2025, respectively, primarily in our Hotel Franchising segment and impacting a total of 178 employees. Such expenses included $8 million related to the closure of a leased call center facility in Canada, of which $3 million were personnel-related and impacting 74 employees. We expect that annualized savings realized will be approximately $15 million primarily in marketing, reservation and loyalty expenses which will be reinvested for other revenue-generating activities.
During the first quarter of 2024, we approved a restructuring plan focused on enhancing our organizational efficiency. As a result, during the three and nine months ended September 30, 2024, we incurred $2 million and $11 million, respectively, of restructuring expenses, all of which were personnel-related and primarily in our Hotel Franchising segment. Such plan resulted in a reduction of 135 employees in full year 2024.
The following table presents activity for both plans for the nine months ended September 30, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Costs Recognized	Cash Payments	Liability as of September 30, 2025 (b)
2024 plan
Personnel-related	$5	$—	$(4)	$1
2025 plan
Personnel-related	—	11	(6)	5
Facility-related	—	5	—	5
Total 2025 plan	—	16	(6)	10
Total accrued restructuring	$5	$16	$(10)	$11
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $7 million and other non-current liabilities of $4 million as of September 30, 2025 on the Condensed Consolidated Balance Sheets.
The following table presents activity for the nine months ended September 30, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of September 30, 2024
2024 plan
Personnel-related	$—	$11	$(6)	$(2)	$3
Total accrued restructuring	$—	$11	$(6)	$(2)	$3
_____________________
(a)Represents non-cash payments in Company stock.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2025	December 31, 2024	Change
Total assets	$4,346	$4,223	$123
Total liabilities	3,763	3,573	190
Total stockholders’ equity	583	650	(67)
Total assets increased $123 million from December 31, 2024 to September 30, 2025 primarily related to an increase in accounts receivable due to seasonality and increased development advance notes and loan receivables in support of our growth strategy. Total liabilities increased $190 million from December 31, 2024 to September 30, 2025 primarily related to a $164 million increase in our outstanding debt and an increase in deferred revenues in connection with our co-branded credit card program. Total equity decreased $67 million from December 31, 2024 to September 30, 2025 primarily due to $223 million of stock repurchases and $96 million of dividends declared, partially offset by our net income.
We have outstanding development advance notes, loans and accounts receivables amounting to approximately $155 million as of September 30, 2025 with a large franchisee that has been consolidating other hotel portfolios, including another significant franchisee. This franchisee is currently seeking to obtain long-term permanent financing. If the franchisee is unable to obtain permanent financing, it may encounter challenges in paying its debts and thus we may seek to enforce our collateral. While we believe our collateral, consisting of personal guarantees, certain tangible and other assets and share pledges of a number of subsidiaries, exceeds the amount of our exposure, there could be instances where such collateral is insufficient to cover the entire amount recorded on our Condensed Consolidated Balance Sheet.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support current operations, future growth initiatives and dividend payments to stockholders, while also enabling us to create additional value for our stockholders in the form of share repurchases.
As of September 30, 2025, our liquidity approximated $540 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of September 30, 2025, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of September 30, 2025, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $345 million maturing in 2027, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2027 with a maximum aggregate principal amount of $750 million, of which $281 million was outstanding.
In October 2025, we completed an amendment and extension of our revolving credit facility, increasing the capacity under this facility to $1 billion, extending the maturity to 2030 and reducing borrowing costs by 35 basis points. Following this transaction, our total liquidity increased to $790 million as of October 2025.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility and term loan A are subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of September 30, 2025, the margin on our term loan A was 1.75%.
As of September 30, 2025, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing nearly 95% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million of swaps that expire in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of September 30, 2025, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Cash provided by/(used in)
Operating activities	$215	$156	$59
Investing activities	(86)	(40)	(46)
Financing activities	(172)	(100)	(72)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$(43)	$16	$(59)
Net cash provided by operating activities increased $59 million compared to the prior-year period primarily due to the absence of payments made associated with defending a hostile takeover attempt in 2024.
Net cash used in investing activities increased $46 million compared to the prior-year period primarily due to an increase in cash used for loans in connection with development activities.
Net cash used in financing activities increased $72 million compared to the prior-year period primarily due to a reduction in net debt borrowings, partially offset by $60 million of lower stock repurchases.
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
During the nine months ended September 30, 2025, we invested $30 million on capital expenditures primarily related to information technology, including digital innovation. For 2025, we anticipate total capital expenditures of approximately $40-45 million.
In addition, we deployed $73 million during the nine months ended September 30, 2025 in development advance notes (net of repayments) and expect to invest approximately $110 million for 2025. These investments play a crucial role in attracting higher fee-per-available-room (“FeePAR”) hotels into our system, strengthening our portfolio with more premium properties. We may also offer other forms of financial support, such as enhanced credit support, to drive our business growth and increase our competitive position.
We also spent $56 million on loans to franchisees during the nine months ended September 30, 2025 to support hotel development activities.
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
Under our current stock repurchase program, we repurchased approximately 2.5 million shares at an average price of $87.70 for a cost of $223 million during the nine months ended September 30, 2025. As of September 30, 2025, we had $316 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.41 per share in the first, second and third quarters of 2025 ($96 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2025, our first-lien leverage ratio was 2.9 times.
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
As of September 30, 2025, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 10 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $740 million as of September 30, 2025. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $3 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $7 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2025. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2025, the absolute notional amount of our outstanding foreign exchange hedging instruments was $295 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $9 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2025, we had total net exposure in Argentina relating to foreign currency of approximately $8 million. We incurred $1 million of foreign currency exchange losses associated with highly inflationary economies during the nine months ended September 30, 2024 and had immaterial losses for the nine months ended September 30, 2025.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2025, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	148,569	$86.68	148,569	$373,476,234
August	139,986	85.70	139,986	361,478,763
September	541,414	83.99	541,414	316,005,004
Total	829,969	$84.76	829,969	$316,005,004

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: October 23, 2025	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer and Head of Strategy

Date: October 23, 2025	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.