Form 10-K
period 2025-12-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2026-02-19
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D–1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, was $6.12 billion. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
As of January 31, 2026, the registrant had outstanding 75,148,844 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, general economic conditions, including inflation, higher interest rates and potential recessionary pressures, which may impact decisions by consumers and businesses to use travel accommodations; global trade disputes, including with China; the performance of the financial and credit markets; the economic environment for the hospitality industry; operating risks associated with the hotel franchising business; our relationships with franchisees; the ability of franchisees to pay back loans owed to us; the impact of prior or any future impairment charges related to the credit we extend to our franchisees; the impact of war, terrorist activity, political instability or political strife; global or regional health crises or pandemics including the resulting impact on our business operations, financial results, cash flows and liquidity, as well as the impact on our franchisees, guests and team members, the hospitality industry and overall demand for and possible restrictions on travel; the Company’s ability to satisfy obligations and agreements under its outstanding indebtedness, including the payment of principal and interest and compliance with the covenants thereunder; risks related to our ability to obtain financing and the terms of such financing, including access to liquidity and capital; and the Company’s ability to make or pay, plans for and the timing and amount of any future share repurchases and/or dividends, as well as the risks described under Part I, Item 1A – Risk Factors. These risks and uncertainties are not the only ones that we may face and additional risks may arise or become material in the future. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

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
We may use our website and social media channels as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Disclosures of this nature will be included on our website in the “Investors” section, which can currently be accessed at https://investor.wyndhamhotels.com, or on our social media channels, including our LinkedIn account which can currently be accessed at https://www.linkedin.com/company/wyndhamhotels. Accordingly, investors should monitor this section of our website and our social media channels in addition to following our press releases, filings submitted with the SEC and any public conference calls or webcasts.
Item 1. Business.
Wyndham Hotels & Resorts, Inc. (“Wyndham Hotels”, the “Company”, “we”, “our” or “us”) is the world’s largest hotel franchising company by number of franchised properties, with over 8,300 affiliated hotels and approximately 869,000 rooms located in approximately 100 countries and welcoming approximately 138 million guests annually worldwide. We operate a hotel portfolio of 25 brands. Our 25 brands are primarily located in secondary and tertiary cities and approximately 80% of the U.S. population lives within ten miles of at least one of our affiliated hotels. Our mission is to make hotel travel possible for all. Wherever people go, Wyndham will be there to welcome them. We boast a remarkably asset-light business model dramatically limiting our capital needs.
Our widely recognized brands with select-service focus offer a breadth of options for franchisees and a wide range of price points and experiences for our guests. We are a global leader in the economy, midscale and upper midscale chain scales where our brands represent approximately 19% of branded rooms in the United States.
The following charts illustrate our system size (by rooms) as of December 31, 2025:
______________________
(a)Royalty contribution by geography for 2025 was as follows: U.S. 77%, Canada 6%, EMEA 8%, LATAM 3%, and Asia Pacific 6%.
(b)EMEA is representative of Europe, the Middle East, Eurasia and Africa.
(c)LATAM is representative of Latin America and the Caribbean.
Beginning in the second quarter of 2025, we revised our reporting methodology to exclude the impact of all rooms under the Super 8 China master license agreement from our reported system size, RevPAR and royalty rate, and corresponding growth metrics. Our financial results will continue to reflect fees due from the Super 8 master licensee in China, which contributed approximately $2 million to our full-year 2025 consolidated adjusted EBITDA. All system size, RevPAR and royalty rates presented for prior years have been recasted throughout this Annual Report to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform to current year presentation.

As of December 31, 2025, our brand portfolio consisted of the following:

	Global Full Year RevPAR		North America		Asia Pacific
			U.S.	Canada	Greater China	Rest of Asia	EMEA	LATAM	Total
Economy
Super 8	$39.32	Properties	1,344	113	—	1	12	1	1,471
		Rooms	80,837	7,345	—	50	1,911	50	90,193
Days Inn	$36.91	Properties	1,201	108	136	9	54	13	1,521
		Rooms	85,205	8,557	17,303	1,138	3,238	1,017	116,458
Travelodge	$39.64	Properties	320	94	—	—	—	—	414
		Rooms	23,333	7,439	—	—	—	—	30,772
Microtel	$44.27	Properties	280	27	31	14	—	8	360
		Rooms	19,784	2,368	3,420	1,034	—	955	27,561
Howard Johnson	$26.17	Properties	133	17	98	8	7	41	304
		Rooms	10,119	1,082	26,456	2,752	790	2,799	43,998
Dazzler Select (a)	NM	Properties	4	—	—	—	—	—	4
		Rooms	368	—	—	—	—	—	368
Total Economy	$37.06	Properties	3,282	359	265	32	73	63	4,074
		Rooms	219,646	26,791	47,179	4,974	5,939	4,821	309,350
Midscale
La Quinta	$61.14	Properties	864	3	7	3	8	8	893
		Rooms	81,793	182	1,324	550	1,144	899	85,892
Ramada	$37.19	Properties	247	77	156	70	271	35	856
		Rooms	27,577	7,164	30,287	12,853	35,288	4,525	117,694
Baymont	$40.43	Properties	547	8	2	—	—	1	558
		Rooms	40,710	501	226	—	—	118	41,555
AmericInn	$56.71	Properties	230	—	—	—	—	—	230
		Rooms	13,895	—	—	—	—	—	13,895
Wingate	$53.12	Properties	194	9	18	—	—	—	221
		Rooms	16,646	951	2,534	—	—	—	20,131
Wyndham Alltra	$134.59	Properties	—	—	—	—	—	3	3
		Rooms	—	—	—	—	—	1,305	1,305
Wyndham Garden	$39.47	Properties	77	4	58	21	32	26	218
		Rooms	11,108	696	10,657	4,252	4,559	3,556	34,828
Ramada Encore	$28.19	Properties	—	—	37	10	30	8	85
		Rooms	—	—	4,698	2,709	3,501	1,114	12,022
Trademark Collection	$64.27	Properties	102	17	—	25	155	43	342
		Rooms	14,194	2,242	—	3,219	20,503	8,985	49,143
TRYP	$57.43	Properties	9	—	3	5	24	17	58
		Rooms	941	—	351	712	3,429	1,997	7,430
Total Midscale	$48.21	Properties	2,270	118	281	134	520	141	3,464
		Rooms	206,864	11,736	50,077	24,295	68,424	22,499	383,895
Upscale
Wyndham	$43.87	Properties	67	2	65	29	29	42	234
		Rooms	14,324	459	17,810	9,569	4,901	7,845	54,908
Wyndham Grand	$51.60	Properties	9	1	55	10	16	3	94
		Rooms	2,920	405	15,915	5,005	3,532	1,021	28,798
Dazzler	$63.99	Properties	—	—	—	—	—	15	15
		Rooms	—	—	—	—	—	1,870	1,870
Esplendor	$51.60	Properties	—	—	—	—	—	11	11
		Rooms	—	—	—	—	—	884	884
Dolce	$75.70	Properties	4	—	—	1	14	1	20
		Rooms	817	—	—	342	3,521	341	5,021
Vienna House	$69.33	Properties	—	—	—	—	47	—	47
		Rooms	—	—	—	—	6,753	—	6,753
Total Upscale	$50.05	Properties	80	3	120	40	106	72	421
		Rooms	18,061	864	33,725	14,916	18,707	11,961	98,234
Luxury
Registry Collection	NM	Properties	2	1	—	—	17	16	36
		Rooms	210	279	—	—	3,634	7,117	11,240
Extended Stay
ECHO Suites	NM	Properties	18	—	—	—	—	—	18
		Rooms	2,207	—	—	—	—	—	2,207
Hawthorn	$46.59	Properties	82	—	20	—	5	—	107
		Rooms	6,126	—	2,183	—	551	—	8,860
WaterWalk	$90.42	Properties	11	—	—	—	—	—	11
		Rooms	1,502	—	—	—	—	—	1,502
Total Extended Stay	$50.61	Properties	111	—	20	—	5	—	136
		Rooms	9,835	—	2,183	—	551	—	12,569
Affiliated properties (b)
		Properties	189	3	—	11	52	3	258
		Rooms	50,533	44	—	47	2,910	77	53,611
Total	$44.12	Properties	5,934	484	686	217	773	295	8,389
		Rooms	505,149	39,714	133,164	44,232	100,165	46,475	868,899
______________________
(a)This is a brand extension and not a stand-alone brand.
(b)Affiliated properties represent properties under affiliation arrangements with former Parent or other third parties.
NM - not meaningful. These represent newer brands that are still in their ramp up phase.

The following table presents the changes in our portfolio for the last three years:

	As of December 31,
	2025		2024		2023
	Properties	Rooms	Properties	Rooms	Properties	Rooms
Beginning balance	8,178	835,700	8,068	803,700	7,972	775,900
Additions	578	71,600	428	63,400	427	60,800
Deletions	(367)	(38,400)	(318)	(31,400)	(331)	(33,000)
Ending balance (a)	8,389	868,900	8,178	835,700	8,068	803,700
______________________
(a)2024 and 2023 amounts have been recasted to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform with current year presentation. Prior year reported properties for 2024 and 2023 were 9,286 and 9,178, respectively and rooms for 2024 and 2023 were 903,000 and 871,800, respectively.
In addition to our current hotel portfolio, we have approximately 2,200 properties and 259,000 rooms in our development pipeline throughout 63 countries. As of December 31, 2025, approximately 42% of our pipeline was located in the U.S. and 58% was located internationally; 77% of our pipeline was for new construction properties, of which 36% have broken ground and 23% represented conversion opportunities. Approximately 70% of our pipeline is for midscale and above hotels and 17% is in the extended stay segment.
Our pipeline is typically only a subset of our development activity in any given period as some of our hotel additions are executed and opened in less than 90 days and therefore may never appear in our pipeline. However, we use the pipeline to gauge interest in our brands and our continued ability to drive our net room growth projections.
Our franchise sales team consists of approximately 170 professionals throughout the world. Our sales team is focused on growing our franchise business through conversions of existing branded and independent hotels and partnering with developers to brand newly constructed hotels. In addition to a regional presence in the United States, we currently have sales teams located in Turkey, United Arab Emirates, Egypt, China, Singapore, Canada, India, Mexico, Brazil, Argentina, Colombia, Germany, France, Spain, Georgia, Greece and Australia. Our international presence in key countries allows us to quickly adapt to changes in the increasingly dynamic global marketplace and to capitalize on new opportunities as they emerge.
In 2025, our sales team executed 870 contracts representing an increase of 18% year-over-year and an all-time high.
Our Guest Loyalty Program
Wyndham Rewards is our award-winning guest loyalty program that supports our portfolio of brands. The program generates significant repeat business by rewarding guests with points for each qualified stay at our participating properties. Members can use points for stays at thousands of hotels, vacation club resorts and vacation rentals globally as well as experiences, merchandise, gift cards, airlines, charities, and tours and activities. Affiliation with our loyalty programs encourages members to allocate more of their travel spending to our hotels.
Wyndham Rewards is recognized as one of the simplest, most rewarding loyalty programs in the hotel industry, receiving more than 125 awards and accolades over the last decade. For the past eight consecutive years, it has been named the #1 “Best Hotel Loyalty Program” in the USA TODAY 10 Best Readers’ Choice Awards and for the past 11 consecutive years, one of the “Best Travel Rewards Programs” by US News & World Report.
Wyndham Rewards has over 122 million enrolled members. Our members accounted for over 37% of check-ins at our hotels globally and over 53% in the United States. Total membership grew 7% in 2025 and 24% since the end of 2022. Our franchisees benefit from the program through repeat stays and members benefit through free night stays, as well as other redemption options for their points, such as gift cards and experiences. The program is funded by contributions from eligible revenues generated by Wyndham Rewards members and collected by us from hotels in our system. These funds are applied to reimburse hotels and partners for Wyndham Rewards points redemptions by loyalty members and to pay for administrative expenses and marketing initiatives that support the program.

OUR FRANCHISING BUSINESS
We license our brands and associated trademarks to over 6,200 franchisees globally, which provides for a highly diversified owner base with limited concentration. Our franchisees range from sole proprietors to institutional investors such as public real estate investment trusts. Our franchise agreements are typically 10 to 20 years in length, providing significant visibility into future cash flows. Under these agreements, our direct franchisees generally pay us a royalty fee of approximately 5% of gross room revenue and a marketing and reservation fee of 2% to 4% of gross room revenue. We also strategically provide financial support in the form of development advances or loans to help generate new business.

Hotel Franchising Segment Net Income and Adjusted EBITDA (a) ($ in millions)
______________________
(a)See Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for our definition of Hotel Franchising adjusted EBITDA.
(b)The reconciliation of Hotel Franchising net income to Hotel Franchising adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2025 (a)	2024 (a)	2023 (a)	2022	2021
Hotel Franchising net income	$490	$628	$606	$583	$503
Depreciation and amortization	57	62	67	63	60
Stock-based compensation expense	25	27	25	21	18
Development advance notes amortization	32	24	15	12	11
Impairments (b)	86	12	—	—	—
Revo-related charges (b)	74	—	—	—	—
Restructuring and other-related costs	16	14	—	—	—
Transaction-related	1
Foreign currency impact of highly inflationary countries	—	—	14	—	—
Hotel Franchising adjusted EBITDA	$781	$767	$727	$679	$592
______________________
(a)    For 2025, 2024 and 2023, the Hotel Franchising segment includes the former Hotel Management segment, which is primarily comprised of our remaining international full-service managed business.
(b) For 2025, represents impairments and other charges associated with Revo Hospitality Group (“Revo”) filing for insolvency under self-administration for most of its operating entities in early January 2026.

OUR STRATEGY
Wyndham Hotels & Resorts is the world’s largest hotel franchisor by number of franchised properties with over 8,300 hotels across 25 brands in approximately 100 countries. Our mission is to make hotel travel possible for all while delivering the best value to both our owners and guests. We aim to ensure that wherever people travel, Wyndham is there to welcome them.
Operating under an asset-light, highly resilient, fee-based franchise business model, we generate high margins and significant cash flows, which allows us to invest in growth opportunities, strengthen our competitive position, and return capital to shareholders.
Our mission and vision are supported by the following strategic goals and objectives:
•Grow our system-wide rooms by approximately 4.0% - 4.5% in 2026.
•Invest in high FeePAR (RevPAR + royalty rates) growth by targeting additions with attractive RevPAR and royalty rates, while continuing to establish a market leading position in the extended stay segment.

•Offer a robust loyalty rewards program to drive guest retention and engagement.
•Capitalize on opportunities created through significant public and private sector investment in infrastructure and artificial intelligence.
•Capture ancillary revenue growth opportunities by enhancing co-branded credit card offerings, introducing new products and services, and strengthening strategic partnerships and affiliations, including our licensing partnership with Travel + Leisure Co.
•Improve franchisee profitability by optimizing top-line performance, lowering on-property labor and operating costs, and elevating the guest experience through continuous digital innovation.
•Maintain a disciplined approach to capital allocation by investing in strategic growth opportunities, including M&A, and returning capital to shareholders.
Our strategic priorities extend beyond near-term objectives and reflect our commitment to our shareholders, franchisees, and guests to drive sustainable growth, operational excellence, and long-term value creation across our business.

CORPORATE RESPONSIBILITY
We are committed to operating our business in a way that is socially, ethically and environmentally responsible guided by our approach to corporate responsibility which includes the pillars of environmental stewardship, social responsibility and strong governance. Now more than ever, we must help ensure the future remains bright for travelers around the world. As the world’s largest hotel franchising company by number of franchised properties, we have a unique opportunity to make a meaningful impact on the world while advancing our mission to make hotel travel possible for all.
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

HUMAN CAPITAL
As of December 31, 2025, we had approximately 2,000 employees, consisting of approximately 900 employees outside of the United States.
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
Ethical leadership starts with our Board of Directors (the “Board”) and is shared by senior management with every team member across every brand and business at Wyndham Hotels & Resorts. Our Business Principles guide our interactions and set the standard for how every one of us should approach our work in service to our mission. All team members are expected to embrace our shared values and principles and do their part in maintaining the highest ethical standards and behavior as we grow in communities worldwide. As a result, we were recognized as one of the World's Most Ethical Companies® by Ethisphere for 2025, marking the fifth time overall, and third consecutive year, we have been recognized for this award.
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
Wyndham has eight global enterprise resource groups. These groups serve as supportive networks, driving talent and leadership development and empowering team members to support the business, the communities in which we operate and each other. Members of our executive committee and senior leadership serve as sponsors of the enterprise resource groups.
Our company was named to the Newsweek 2025 Global Most Loved Workplaces for the third consecutive year and named one of the 2025 Best Places to Work in New Jersey by New Jersey Business Magazine for the sixth consecutive year. These accolades build on our growing resume of workplace awards.
Throughout our value chain, from team members, franchisees, partners and suppliers to the community and our guests, together we strive to create an environment where everyone feels valued, inspired and highly engaged.
Wellness: Our “Be Well” Program
We are committed to offering programs that focus on the total well-being of all our team members. We also understand that nutrition, exercise, lifestyle management, physical, mental, and emotional wellness, financial health and the quality of the environment in which we work and live are also critical priorities for each of our team members. We believe that health and wellness promote both professional and personal productivity, achievement, and fulfillment, ultimately making us stronger across the organization. To encourage all our team members to lead healthier lifestyles while balancing family, work and other responsibilities, we offer several resources under our Be Well program, including both virtual and in-person wellness services, an onsite fitness facility and a Wyndham Relief Fund to help employees globally who are facing financial hardship.

HUMAN RIGHTS
Human rights are a basic right entitled to all. We remain committed to the well-being and safety of our team members, guests and all those that connect to our industry. In 2025, we continued to donate and encourage our team members and over 122 million enrolled Wyndham Rewards members to support humanitarian causes around the world.
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
We also support Polaris, a non-profit organization that spearheads the effort to fight against human trafficking and operates the U.S. National Human Trafficking Hotline, to which Wyndham donates Wyndham Rewards points to provide victims with temporary safe housing. As part of our giving efforts, Wyndham Rewards and its members have donated over 225 million points since inception to various non-profit organizations, including organizations supporting humanitarian causes to redeem for travel and other related goods and services.

ENVIRONMENTAL IMPACT
As the world’s largest hotel franchising company, we have the opportunity to make a meaningful impact on the world and we take that opportunity seriously. We are committed to operating our business in a way that is socially, ethically and environmentally responsible. We engage team members, owners and operators worldwide to embrace our core values, enabling them to think globally while taking action locally.
Our core values and the UN Sustainable Development Goals serve as a strategic guide for our approach to sustainability, which helps advance our company’s mission of making hotel travel possible for all. Our focus remains:
•Embarking on a journey to help our franchisees reduce their greenhouse gas (“GHG”) emissions in alignment with efforts to limit the rise in global temperatures.
•Promoting best practices around water conservation at these hotels; supporting the access to clean water through our community partnerships; and reducing single-use plastics to promote clean waterways and oceans.
•Sharing best practices around waste diversion to reduce waste sent to landfills and the environmental impact.
•Promoting and expanding best practices for biodiversity protection across Wyndham’s franchised hotels; engaging with suppliers to make a meaningful impact to protect forests and biodiversity.
Through the Wyndham Green Program, we support franchisees by helping them to reduce operating costs through efficiency measures, drive revenue from environmentally conscious travelers, and remain competitive in the market, while increasing brand loyalty. The Wyndham Green Program consists of a sustainability guide with best practices to address energy and water conservation, waste diversion, responsible purchasing, as well as guest, team member and franchisee education and engagement and other operational best practices, and an online environmental management tool that tracks, measures and reports environmental performance data to help franchisees improve energy efficiency, reduce GHG, emissions, conserve water, and reduce waste – thus minimizing environmental impact.
We remain committed to helping our franchisees reduce the energy, water and carbon footprints of their hotels as we work towards achieving our environmental targets. We continue to encourage and share opportunities to increase efficiencies and the usage of renewable energy where feasible with franchisees as we update our decarbonization plans with longer term targets in alignment with climate science.
We continually monitor and prioritize climate-related risks based on the financial and strategic impacts on our business. Enterprise risks, including those related to sustainability, climate and energy, are identified and assessed on an ongoing basis.
We review climate-related risks using the TCFD recommendations on an annual basis, which include both physical and transition risks. Some risks that we consider include:
•Acute physical risks (extreme weather events), including hurricanes and wildfires, are increasing in frequency and can impact travel demand in specific markets, supply chains and cause physical damage to a franchisee's assets.
•Chronic physical risks, such as rising sea levels, rising mean temperatures, changes in precipitation patterns (including droughts) and extreme variability in weather patterns, could impact travel demand generally, lead to supply chain interruptions, cause damage to franchisees’ physical assets, or adversely impact the accessibility or desirability of travel to certain locations.
•Current and emerging regulations, including those pertaining to climate-related risks and opportunities, energy efficiency, energy and GHG emissions reporting and green building codes and standards at the local, state, and national levels, which can pose a risk to our franchised properties, managed properties internationally, and suppliers.
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
As more travelers are looking for environmentally friendly lodging options, it is critical to position Wyndham-branded hotels optimally to provide environmentally responsible options and to make it simpler for our guests to locate and book stays with these types of hotels. Our 2025 Corporate Responsibility Report, which is available on our corporate website and not incorporated by reference into this Annual Report, contains additional information regarding our commitment to social responsibility and sustainability.

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

2025
Launched Dazzler Select as a brand extension in the United States

COMPETITION
We encounter competition among hotel franchisors and lodging operators. We believe franchisees make decisions based principally upon the perceived value and quality of the brand and the services offered. We further believe that the perceived value of a brand name is partially a function of the success of the existing hotels franchised under the brand.
The ability of an individual franchisee to compete may be affected by the location and quality of its property, the number of competitors in the vicinity, community reputation and other factors. A franchisee’s success may also be affected by general, regional and local economic conditions. The potential effect of these conditions on our performance is substantially reduced by virtue of the diverse locations of our affiliated hotels and by the scale of our base. Our system is dispersed among over 6,200 franchisees, which reduces our exposure to any one franchisee. No one franchisee accounts for more than 2% of our over 8,300 hotels.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Geoffrey A. Ballotti, 64, serves as our President and Chief Executive Officer and member of our Board. From March 2014 to May 2018, Mr. Ballotti served as President and Chief Executive Officer of Wyndham Hotel Group. From March 2008 to March 2014, Mr. Ballotti served as Chief Executive Officer of Wyndham Destination Network. From October 2003 to March 2008, Mr. Ballotti was President of the North America Division of Starwood Hotels and Resorts Worldwide. From 1989 to 2003, Mr. Ballotti held leadership positions of increasing responsibility at Starwood Hotels and Resorts Worldwide, including President of Starwood North America, Executive Vice President, Operations, Senior Vice President, Southern Europe and Managing Director, Ciga Spa, Italy. Prior to joining Starwood Hotels and Resorts Worldwide, Mr. Ballotti was a Banking Officer in the Commercial Real Estate Group at the Bank of New England.
Kurt Albert, 39, serves as our Interim Chief Financial Officer. From May 2024 to November 2025, Mr. Albert served as Senior Vice President, Treasurer and Head of Financial Partnerships & Planning. From February 2023 to May 2024, Mr. Albert served as the Company’s Senior Vice President & Treasurer. From June 2020 to February 2023, Mr. Albert served as the Company’s Senior Vice President, FP&A. From October 2018 to June 2020 Mr. Albert held leadership positions of increasing responsibility in the Company’s Financial Planning & Analysis group. From July 2009 to December 2017, Mr. Albert served in positions of increasing responsibility for Wyndham Hotel Group.
Paul F. Cash, 56, serves as our General Counsel, Chief Compliance Officer and Corporate Secretary. From October 2017 to May 2018, Mr. Cash served as Executive Vice President and General Counsel of Wyndham Hotel Group. From April 2005 to September 2017, Mr. Cash served as Executive Vice President and General Counsel and in legal executive positions with increasing leadership responsibility for Wyndham Destination Network. From January 2003 to April 2005, Mr. Cash was a partner in the Mergers and Acquisitions, International and Entertainment and New Media practice groups of Alston & Bird LLP and from February 1997 to December 2002 he was an associate at Alston & Bird LLP. From August 1995 until February 1997, Mr. Cash was an associate at the law firm Pünder, Volhard, Weber & Axster in Frankfurt, Germany.
Monica Melancon, 58, serves as our Chief Human Resource Officer. From March 2020 to February 2021, Ms. Melancon served as Group Vice President, Human Resources – Managed. Ms. Melancon joined Wyndham Hotels & Resorts, Inc. in May 2018 and continued in her role as Vice President, Employee Relations following the Company’s acquisition of La Quinta in May 2018 where she had served in the same role from August 2016 to May 2018. Ms. Melancon previously served as Regional Employee Relations Manager of La Quinta from March 2015 to July 2016. Prior to joining La Quinta, Ms. Melancon served 15 years in various human resource positions of increasing responsibility at Target Corporation.
Nicola Rossi, 59, serves as our Chief Accounting Officer. From July 2006 to May 2018, Mr. Rossi served as Senior Vice President and Chief Accounting Officer for Wyndham Worldwide. Mr. Rossi was Vice President and Controller of Cendant’s Hotel Group from June 2004 to July 2006. From April 2002 to June 2004, Mr. Rossi served as Vice President, Corporate Finance for Cendant. From April 2000 to April 2002, Mr. Rossi was Corporate Controller and from June 1999 to March 2000 was Assistant Corporate Controller of Jacuzzi Brands, Inc. Mr. Rossi began his career as an independent auditor at Deloitte & Touche LLP.
Scott R. Strickland, 55, serves as our Chief Commercial Officer. From November 2023 to April 2024, Mr. Strickland served as our Chief Information and Distribution Officer. From May 2018 through November 2023, Mr. Strickland served as Chief Information Officer of the Company. From March 2017 to May 2018, Mr. Strickland served as Chief Information Officer of Wyndham Hotel Group. From November 2011 to March 2017, Mr. Strickland served as Chief Information Officer for Denon Marantz Electronics. From February 2005 to June 2010, Mr. Strickland served as Chief Information Officer for Black & Decker HHI. From 1999 to 2005, Mr. Strickland served as an Associate Partner with PricewaterhouseCoopers.

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
Our continued success depends upon our ability to compete effectively in markets that contain numerous competitors, some of whom may have significantly greater financial, marketing and other resources than we have. We compete with other hotel franchisors for franchisees and we may not be able to grow our franchise system. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for lodging. Competition may reduce fee structures, potentially causing us to lower our fees and/or offer other incentives, and may require us to offer terms to prospective franchisees less favorable to us than current franchise agreements, which may adversely impact our profits. Our franchisees also compete with alternative lodging channels, including third-party providers of short-

term rental properties and serviced apartments, and vacation options, such as cruising. Increasing use of these alternative lodging channels or vacation options could adversely affect the occupancy and/or average rates at franchised hotels and our revenues. The use of business models by competitors that are different from ours may require us to change our model so that we can remain competitive.
Declines in or disruptions to the travel and hotel industries may adversely affect us.
We face risks affecting the travel and hotel industries that include, but are not limited to: economic slowdown and potential recessionary pressures; economic factors such as general economic uncertainty or consumer sentiment, inflation, interest rate fluctuations, employment layoffs, increased costs of living and reduced discretionary income, which may adversely impact decisions by consumers and businesses to use travel accommodations; government shutdowns; domestic unrest, terrorist incidents and threats and associated heightened travel security measures; political instability or political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanic eruptions and other natural disasters; war; concerns with or threats of known and novel contagious diseases or health epidemics or pandemics; environmental disasters; lengthy power outages; cyber threats and attacks; increased pricing, financial instability and capacity constraints of air carriers; and job actions and strikes in the airline and hospitality industries generally.
Increases in the frequency and severity of extreme weather events and other consequences of climate change (including any related regulations) could impact travel demand generally, lead to supply chain interruptions, cause damage to physical assets or adversely impact the accessibility or desirability of travel to certain locations. Certain of our franchisees’ properties are located in coastal areas that could be threatened should sea levels dramatically rise, or are located in areas where the risk of natural or climate-related disaster or other catastrophic losses exists, and the occurrence of such an event could cause substantial damage to our franchisees’ properties and/or the surrounding area. Because a significant portion of our revenues is derived from fees based on room revenues, disruptions at our franchised properties due to such occurrences may adversely impact the fees we collect from these properties. In the event of a substantial loss, the insurance coverage carried by our franchisees may not be sufficient to pay the full value of financial obligations, liabilities or the replacement cost of any lost investment or property held by our franchisees. Additionally, certain types of losses may be uninsurable or prohibitively expensive to insure, and other types of losses or risks that our franchisees may face could fall outside of the general coverage terms and limits of their policies. Such factors could lead to certain losses by our franchisees being completely uninsured, in which case we could lose future fees we collect from these properties, we may be exposed to a potential impairment of any development advance notes funded to the franchisee should the underlying guarantees provided to us prove to be insufficient and we may experience unanticipated room terminations.
Any declines in or disruptions to the travel or hotel industries may adversely affect travel demand and the results of our operations, and those of our current franchised hotels and potential franchisees and developers. Any of these factors could increase our costs, reduce our revenues and otherwise adversely impact our profitability and/or opportunities for growth.
Third-party internet travel intermediaries, peer-to-peer online networks and large language models may adversely affect us.
Consumers use third-party internet travel intermediaries, including search engines, peer-to-peer online networks, and increasingly, large language models (“LLMs”) to search for and select lodging accommodations. As the percentage of internet reservations increases, travel intermediaries may be able to obtain higher commissions and reduced room rates to the detriment of our business. Additionally, such travel intermediaries may divert reservations away from our direct online channels or increase the overall cost of internet reservations for our affiliated hotels through their fees and a variety of online marketing methods, including the purchase by certain travel intermediaries of keywords consisting of or containing our hotel brands from Internet search engines to influence search results and direct guests to their websites. If we fail to reach satisfactory agreements with travel intermediaries, our affiliated hotels may not appear on their websites and we could lose business as a result. Further, travel intermediaries may seek to offer distribution services and/or rewards programs under their own brands directly to lodging accommodations in competition with our core franchise business and loyalty program. Additionally, while we are working to provide our hotel availability, rate and attribute information to certain key LLM providers, this is a rapidly evolving space, and LLM providers may choose to source their information from third-party travel intermediaries instead of directly from us, which could reduce the visibility of our brands, increase acquisition costs or shift customer traffic away from our direct channels.
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

•Evolving macroeconomic factors, including general economic uncertainty, consumer sentiment, unemployment rates, and recessionary pressures;
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
•our ability to successfully market our current or any future hotel brands and programs, including our rewards program;
•our relationship with certain multi-unit franchisees;
•changes in the laws, regulations, legislation and government spending affecting our business, internationally and domestically, including administration of, changes relating to, or our ability to capitalize on the government spend under the U.S. Infrastructure Investment and Jobs Act, the CHIPS Act and the Inflation Reduction Act;
•our failure to adequately protect and maintain our trademarks and other intellectual property rights;
•the relative mix of branded hotels in the various hotel industry price categories;
•corporate budgets and spending, and cancellations, deferrals or renegotiation of group business;
•seasonal or cyclical volatility in our business;
•operating costs, including as a result of inflation, utility costs and labor costs, such as minimum wage increases and unionization, workers’ compensation and healthcare related costs and insurance; and
•disputes, claims and litigation and other legal proceedings concerning our franchised hotels’ operations, including with consumers, government regulators, other businesses, franchisees, organized labor activities and class actions.

Any of these factors could reduce our revenues, increase our costs or otherwise limit our opportunities for growth.

Our international operations are subject to additional risks not generally applicable to our domestic operations.
Our international operations are subject to numerous risks including: exposure to local economic conditions; potential adverse changes in the diplomatic relations of foreign countries with the U.S.; hostility from local populations; political instability; trade disputes with trade partners, including China; potential military conflict resulting from escalating political tensions and other geopolitical risks; threats or acts of terrorism; the effect of disruptions caused by severe weather, natural disasters, outbreak of disease, such as pandemics or other health crises, or other events that make widespread travel or travel to a particular region less attractive or more difficult; the presence and acceptance of varying levels of business corruption in international markets; restrictions and taxes on the withdrawal of foreign investment and earnings; government policies against businesses or properties owned by foreigners; investment restrictions or requirements; diminished ability to legally enforce our contractual rights in foreign countries; forced nationalization of hotel properties by local, state or national governments; foreign exchange restrictions; fluctuations in foreign currency exchange rates, including the negative impact of the weakening of foreign currencies in geographic regions in which we operate relative to the U.S. dollar; our ability to, or our decision whether or not in particular instances to, hedge against foreign currency effects, and whether we are successful in any such hedging transactions; the ability to comply with or the effect of complying with new and developing laws, regulations and policies of foreign governments, including with respect to climate change, data protection and privacy; conflicts between local laws and U.S. laws, including laws that impact our rights to protect our intellectual property; withholding and other taxes on remittances and other payments by subsidiaries; and changes in and application of foreign taxation structures including value added taxes. Any adverse outcome resulting from the financial instability or performance of foreign economies, the instability of other currencies and the related volatility on foreign exchange and interest rates could adversely impact our results of operations, financial condition or cash flows.
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
We regularly consider a wide array of acquisitions and other potential strategic transactions, including acquisitions of hotel brands, businesses and real property, joint ventures, business combinations, strategic investments and dispositions. Any of these transactions could be material to our business. We often compete for these opportunities with third parties, which may cause us to lose potential opportunities or to pay more than we may otherwise have paid absent such competition. We may not be able to identify and consummate strategic transactions and opportunities on favorable terms and any such strategic transactions or opportunities, if consummated, may not be successful and could result in operating difficulties or the failure to realize anticipated benefits.
We may not be able to successfully grow our ancillary revenues.
Our ability to generate ancillary revenues may be impacted by a number of factors including credit cardholder spending levels and enrollment rates under our co-branded credit card program, changes in the laws or regulations related thereto, or changes to the rules, policies, guidelines or standards of credit card payment networks. Additionally, our ability to generate revenues from our existing and future partnership and affiliate relationships may be based on the engagement of our guests and the success of these third parties’ business models. If we are unable to grow our ancillary revenues as a result of these or other factors, our results of operations, financial condition or cash flows could be adversely affected.

Risks Relating to Our Relationships with Third Parties
Our license and other fees could be impacted by any softness in Travel + Leisure’s sales of vacation ownership interests.
In connection with our 2018 spin-off (the “Spin-Off”) from Wyndham Worldwide, now known as Travel + Leisure Co., we entered into a number of agreements with Travel + Leisure that govern our ongoing relationship with them. Our success depends, in part, on the maintenance of our ongoing relationship with Travel + Leisure, Travel + Leisure’s performance of its obligations under these agreements and continued strategic focus on sales of vacation ownership interests, including Travel + Leisure’s maintenance of the quality of products and services it sells under the “Wyndham” trademark and certain other trademarks and intellectual property that we license to Travel + Leisure. Under the License, Development and Noncompetition Agreement, Travel + Leisure pays us significant royalties and other fees based on the volume of Travel + Leisure’s sales of vacation ownership interests and other vacation products and services. If Travel + Leisure is unable to compete effectively for sales of vacation ownership interests, our royalty fees under such agreement could be adversely impacted. If we are unable to maintain a good relationship with Travel + Leisure, or if Travel + Leisure does not perform its obligations under these agreements, fails to maintain the quality of the products and services it sells under the “Wyndham” trademark and certain other trademarks or fails to pay such royalties, our license and other fees could be impacted and our earnings could decrease.
Risks Relating to Regulation and Technology
Our operations are subject to extensive regulation and the cost of compliance or failure to comply with regulations may adversely affect us.
Our operations are regulated by federal, provincial, state and local governments in the countries in which we operate. In addition, U.S. and international federal, provincial, state and local regulators may enact new laws and regulations that may reduce our profits or require us to modify our business practices substantially. If we are not in compliance with applicable laws and regulations, including, among others, those governing franchising, hotel operations, lending, information security, data protection and privacy (such as the General Data Protection Regulation, U.S. State privacy laws, the Personal Information Protection Law of the People’s Republic of China or similar laws or regulations), cardholder data security standards, marketing, including sales, consumer protection and advertising, unfair and deceptive trade practices, fraud, bribery and corruption, licensing, labor, employment, anti-discrimination, health care, health and safety, accessibility, immigration, gaming, environmental, intellectual property, securities, stock exchange listing, accounting, tax and regulations applicable under the Dodd-Frank Act, the Office of Foreign Assets Control, the Americans with Disabilities Act, the Sherman Act and other federal, state, local and international competition-related laws, the Foreign Corrupt Practices Act and local equivalents in international jurisdictions, including the United Kingdom Bribery Act, we may be subject to regulatory investigations or actions, fines, civil and/or criminal penalties, injunctions and potential criminal prosecution. Changes to such laws and regulations and the cost of compliance or failure to comply with such regulations may adversely affect us.
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
While we maintain what we believe are reasonable security controls over personal and proprietary information as part of our risk assessment program in an effort to protect, detect, respond to, and minimize or prevent risks and to enhance the resiliency of our information technology systems, a breach of or breakdown in our systems could result in operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware, cyber-attacks, or other compromises of our systems that result in the unauthorized release of personal or proprietary information. Such breach could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities, or our subsidiary could fail to comply with the stipulated order with the FTC. We may face increased cybersecurity risks due to our increasing reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. As cybercriminal tactics grow increasingly sophisticated and persistent, we face heightened uncertainty in anticipating and mitigating these threats, which could result in significant business disruption and financial loss.
Data breaches, viruses, ransomware, worms, malicious software, and other serious cyber incidents have increased globally, along with the methods, techniques and complexity of attacks, including efforts to discover and exploit any design flaws, bugs or other security vulnerabilities. Additionally, continued geopolitical turmoil has heightened the risk of cyber-attacks. We have been, and likely will continue to be, subject to such cyber-attacks. Also, the same cyber security issues exist for the third parties with whom we interact and share information, and cyber-attacks on third parties which possess or use our guest, personnel and other information could adversely impact us in the same way as would a direct cyber-attack on us. Although we do not believe we have incurred any ongoing material adverse impact on our business strategy, results of operations or financial condition as a result of any present or recent cyber-attack, there is no guarantee that cyber-attacks have not gone generally undetected or without general recognition of magnitude or will not occur in the future, any of which could materially adversely affect our brands, reputation, consumer confidence in us, costs and profitability. In addition, the security measures we deploy are not perfect or impenetrable, and we may be unable to anticipate or prevent all unauthorized access attempts made on our systems or those of our third-party service providers.
Additionally, the legal and regulatory environment surrounding information security and privacy in the U.S. and international jurisdictions is constantly evolving, including complexities regarding requirements for the cross-border transfer of personal information due to emerging laws, regulations and judicial decisions (such as cross-border data transfer regulations issued by the People’s Republic of China authorities). Other jurisdictions may impose additional restrictions or requirements on cross-border transfers including limitations on transferring data beyond the originating country. Violation or non-compliance with any of these laws or regulations, contractual requirements relating to data security and privacy, or with our own privacy and security policies or processes, either intentionally or unintentionally, or through the acts of intermediaries could have a material adverse effect on our hotel brands, reputation, business, financial condition and results of operations, as well as subject us to significant fines, litigation, losses, third-party damages and other liabilities. While we maintain cyber risk insurance, in the event of a significant security or data breach, this insurance may not cover all of the losses (including but not limited to financial, operational, legal, business or reputational losses) that we may suffer and may result in increased cost or impact the future availability of coverage.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers and on uninterrupted operation of service facilities.
We rely on information technologies and systems to operate our business, which involves reliance on third-party service providers (including cloud-based service providers), such as Sabre Corporation and its SynXis Platform, Salesforce, Canary and Oracle Hospitality, and uninterrupted operations of our and third-party service facilities, including those used for reservation systems, hotel/property management, communications, procurement, call centers, operation of our loyalty program and administrative systems. We and our vendors also maintain physical facilities to support these systems and related services. As a result, in addition to failures that occur from time to time in the ordinary course of business, we and our vendors may be vulnerable to system failures, computer hacking, cyber-terrorism, computer viruses and other intentional or unintentional interference, negligence, fraud, misuse and other unauthorized attempts to access or interfere with these systems and our personal and proprietary information. The increased scope and complexity of our information technology infrastructure and systems could contribute to the potential risk of security breaches or breakdown. Any natural disaster, disruption or other impairment in our technology capabilities and service facilities or those of our vendors could adversely affect our business. In addition, failure to keep pace with developments in technology could impair our operations or competitive position.
We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We have incorporated artificial intelligence (“AI”) solutions into our business, offerings, services and features, primarily through third-party AI applications provided by Salesforce and Canary, and these applications may become increasingly important to our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential future regulation of AI, may also result in additional costs associated with compliance with emerging regulations. This evolution, including potential government regulation of AI, may require significant resources to develop, test and maintain our business, offerings, services, and features to help us implement AI ethically to minimize unintended, harmful impacts.
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
In addition, we are directly and indirectly affected by new tax legislation and regulation and the interpretation of tax laws and regulations worldwide. Changes in such legislation, regulation or interpretation could increase our taxes and have an adverse effect on our operating results and financial condition. This includes potential changes in tax laws or the interpretation of tax laws arising out of the Base Erosion Profit Shifting (“BEPS”) project initiated by the Organization for Economic Co-operation and Development (“OECD”). In July and October of 2021, the OECD/G-20 Inclusive Framework on BEPS released statements outlining a political agreement on the general rules to be adopted for taxing the digital economy, specifically with respect to nexus and profit allocation (Pillar One) and rules for a global minimum tax (Pillar Two). On December 15, 2022, the European Union Member States formally adopted the European Union’s Pillar Two Directive with effective dates of January 1, 2024 and January 1, 2025 for certain aspects of the directive. The Pillar Two directive has been implemented or is expected to be implemented via domestic legislation of countries or via international treaties. In June 2025, the G7 released a statement on global minimum taxes that outlined, among other items, that work will be done to simplify the overall Pillar Two administration and compliance framework. We cannot predict the impact to our income taxes of future OECD guidance and interpretations, related local country tax legislation and local challenges to our Pillar Two positions. The future enactment, guidance and interpretations could have a material impact on our effective tax rate or result in higher cash tax liabilities. There can be no assurance that our tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.
We are subject to risks related to our debt, hedging transactions, and the cost and availability of capital.
As of December 31, 2025, we had aggregate outstanding debt of $2,560 million. We may incur additional indebtedness in the future, which may magnify the potential impacts of the risks related to our debt. Our debt instruments contain restrictions, covenants and events of default that, among other things, could limit our ability to respond to changing business and economic conditions; take advantage of business opportunities; incur or guarantee additional debt; pay dividends or make distributions or repurchases; make investments or acquisitions; sell, transfer or otherwise dispose of certain assets; create liens; consolidate or merge; enter into transactions with affiliates; and prepay and repurchase or redeem certain indebtedness. Failure to meet our payment obligations or comply with other financial covenants could result in a default and acceleration of the underlying debt and under other debt instruments that contain cross-default provisions.
In order to reduce or hedge our financial exposure to the effects of currency and interest rate fluctuations, we use and may continue to use financial instruments, such as hedging transactions. Changes in interest rates may adversely affect our financing costs and/or change the market value of our hedging transactions. Any failure or non-performance of counterparties under our hedging transactions could result in losses. Changes in interest rates may also adversely change the market value of our hedging transactions and may adversely affect financing costs. While a significant portion of our debt is effectively at a fixed rate of interest and our nearest maturity is not until 2027, a significant increase in financing cost due to changes in interest rates may hinder our efforts to expand our franchisee footprint, which could adversely affect our cash flows and business.
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
We are subject to various risks related to the credit we extend to our franchisees, which can be more significant in the event of a franchisee’s insolvency.
We strategically extend credit to assist franchisees in converting to, or building a new hotel under, one of our hotel brands through development advance notes, loans and mezzanine or other forms of subordinated financing. Additionally we have a program that guarantees a portion of loans taken by franchisees for certain new construction projects. If a franchisee is unable to pay us back on the credit we extend or in the event of a franchisee’s insolvency or similar proceedings, (i) we have in the past, and may in the future, be required to record impairment charges, and (ii) we are subject to uncertainty during, and as the result of, such franchisee’s insolvency or similar proceedings (which may not be resolved for several years) , including the potential rejection of our franchise agreements and related loss of rooms and room revenues, the value of any collateral and recovery of less than the full amount of our claims. Additionally, the impact of these risks could be increased when we have deployed a significant amount of capital to a franchisee and such franchisee is unable to pay us back on the credit we've extended or face insolvency or similar proceedings. These risks could materially and adversely affect our financial condition, results of operations and cash flows.
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
We carry insurance for general liability, property, business interruption and other insurable risks with respect to our business and franchised hotels. We also self-insure for certain risks up to certain monetary limits. The insurance coverage we carry, subject to our deductible, may not be sufficient to pay or reimburse us for the amount of our liabilities, losses or replacement costs, and there have been and may continue to be risks for which we do not obtain insurance in the full amount, or some amount, or at all concerning a potential loss or liability. Additionally, we have and may continue to experience increased costs for insurance, and certain insurance coverage has and may become more difficult to obtain or unavailable. As a result, we have and may continue to incur liabilities or losses in the operation of our business that are not sufficiently covered by the insurance we maintain, or at all, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to Our Common Stock and Corporate Governance
The market price of our common stock may continue to fluctuate.
The market price for our common stock, and the market price of stock of other companies operating in the hospitality industry, has been highly volatile. For example, during the year ended December 31, 2025, the trading price of our common stock ranged between a low sales price of $69.21 and a high sales price of $113.07. The market price of our common stock may continue to fluctuate depending upon many factors, some of which may be beyond our control, including pandemics or other health crises, our ability to achieve growth and performance objectives, the success or failure of our business strategy, stockholder activism or unsolicited takeover proposals or proxy contests, general economic conditions or consumer sentiment, our quarterly or annual earnings and those of other companies in our industry, changes in financial estimates and recommendations by securities analysts, changes in laws and regulations, political instability, increased competition and changes affecting the travel industry and other events impacting our business. The stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company. These market fluctuations may adversely affect the trading price of our common stock.
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
We are subject to risks related to corporate responsibility activities.
Our business, along with the hospitality industry generally, faces scrutiny related to corporate responsibility activities and the risk of damage to our reputation and the value of our hotel brands if we fail to act responsibly or comply with new or existing regulatory requirements in a number of areas, such as safety and security, responsible tourism, environmental stewardship, responsible sourcing, supply chain management, climate change, human rights, diversity, equity and inclusion, philanthropy and support for local communities. We have experienced and may continue to experience increased pressure from our stakeholders to provide additional transparency and to establish commitments, goals or targets with respect to various corporate responsibility related issues and to act to meet those commitments, goals and targets. Our stakeholders may not agree with our strategies on these issues, and any perception that we have failed to achieve or to act responsibly with respect to such matters may adversely affect our reputation amongst our stakeholders and may affect our guests’ travel choices and directly impact our revenue.
We are subject to risks related to stockholder activism or an unsolicited takeover proposal or a proxy contest.
In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies. We previously defended against an unsuccessful hostile takeover attempt, which required us to incur significant expenses and costs and was a distraction for our Board, management and team members. If such a proposal were to be made again, similar distractions and additional significant costs may occur, which could have a material adverse effect on our business, financial condition or results of operations.
Stockholder activists may also seek to involve themselves in our governance, strategic direction and operations through stockholder proposals or otherwise. Such proposals could result in substantial cost and divert our attention and resources from our business and our ability to execute our strategic objectives. Additionally, stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with franchisees or make it more difficult to attract and retain qualified team members.
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
Information regarding these threats is then built into our security tools. This takes the form of hardening systems through vulnerability identification and patching, as well as enabling early detection and response capabilities across our network and endpoints. Any detected threat or potential cybersecurity incident is handled by our hybrid Security Operations Center, or “SOC” which utilizes both internal and external resources for monitoring 24 hours per day/7 days per week and is responsible for triaging and appropriately handling or escalating the potential incident.
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
Board & Management Cybersecurity Risk Oversight
We incorporate all of the Company’s cybersecurity processes and assessments into our overall enterprise risk program. This allows us to develop a complete consolidated view of our risk factors across our cybersecurity, information technology, and business functions. As part of the Company’s enterprise risk program, the Information Risk Committee (“IRC”) is responsible for developing and coordinating the Company’s cybersecurity policy and strategy, and for managing the prevention, detection, mitigation and remediation of cybersecurity incidents. The IRC is chaired by the Chief Information Security Officer (“CISO”) and the Senior Vice President – Legal (“SVP – Legal)” responsible for privacy and compliance issues, with the Chief Financial Officer, Chief Commercial Officer, and the General Counsel and Chief Compliance Officer as members. The IRC meets regularly to review operations of the Company’s cybersecurity programs and processes, and to discuss emerging legal, technical, or other risks. The Audit Committee of the Board is the Board-level committee with oversight of privacy and security matters. Members of the IRC provide quarterly updates to the Audit Committee regarding risk and general education on privacy and information risk trends. The Audit Committee is made aware promptly of any cybersecurity incidents that are deemed critical and require immediate attention. The Board also receives periodic privacy and security awareness training from third-party subject matter experts.
Our CISO has been with Wyndham since 2012 and has worked in the cybersecurity industry for over 20 years. Prior to his time at Wyndham, as a forensic investigator, he performed cyber investigations in both civil and criminal matters and has worked closely with various industries to educate and provide guidance on cybersecurity best practices. The SVP – Legal has served in his current role since 2019 and has experience managing risks related to the Company’s operations, including data privacy. The IRC also includes our Chief Commercial Officer, Chief Compliance Officer and Chief Financial Officer, each whom has significant experience managing risks in their respective fields, collectively covering aspects of cybersecurity, technology strategy, capital allocation and compliance.
Cybersecurity Incident Response Plan
We have established a Cybersecurity Incident Response Plan (“CIRP”), which details the processes for identifying, assessing, responding to, containing, and remediating cybersecurity incidents. This CIRP includes defined engagement processes for our external cybersecurity incident response firm, which also assists Wyndham’s cybersecurity team by annually testing the CIRP through custom tabletop exercises. The CIRP provides a process for escalating certain cybersecurity incidents to the IRC and to other members of management to facilitate management-level consideration as to whether a cybersecurity incident may be material to the Company and whether public disclosure of the incident is required.
Information Security Program
Access to our information systems is managed through our Identity and Access Management process, which governs the appropriate level of access for each user on an ongoing basis. Wyndham performs a certification process bi-annually to ensure the accuracy and completeness of each user’s access.
Tracking and measuring of the above certification processes takes place within our Information Security Program. This program reports on the risks and remediation progress across our information systems, as well as measures them against our own standards and processes, which have been developed in part using the National Institute of Standards and Technology Cybersecurity Framework 2.0. The Information Security Program also measures the overall cybersecurity program against other key industry standards such as the Payment Card Industry standard known as PCI 4.0 and the Sarbanes-Oxley Act of 2002.
Third Party Risk Program
The Company’s third-party risk program includes a process for assessing and overseeing the risk profile of third parties we do business with at the time of contract execution and also in the event that the scope of the work done with any third party materially changes.
Our teams conduct vendor risk assessments of third-party suppliers that may receive access to personal data or connectivity to Wyndham’s systems. These assessments include information security and privacy impact evaluations, regardless of the sensitivity of personal data involved. The teams conduct similar internal assessments should any process potentially result in a significant change to the Company’s data processing practices concerning sensitive data or have a potentially material impact on individuals’ data and respective rights.
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

Item 2. Properties.
Our corporate headquarters is located at 22 Sylvan Way, Parsippany, New Jersey which we purchased in 2024. Previously, such property was leased. In addition, we have 15 leases for office space in 13 countries outside the United States. We evaluate the need to renew each lease on a case-by-case basis prior to its expiration.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET PRICE OF COMMON STOCK
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WH”. As of January 31, 2026, the number of stockholders of record was 3,821.

DIVIDEND POLICY
We declared cash dividends of $0.41 per share in each of the first, second, third and fourth quarters of 2025 ($127 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a monthly summary of our common stock repurchases, excluding excise taxes and fees, for the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
October	222,932	$78.50	222,932	$298,505,757
November	139,549	71.65	139,549	288,506,613
December	193,524	76.47	193,524	273,708,550
Total	556,005	$76.07	556,005	$273,708,550

STOCK PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return of our common stock against the S&P 500 Index and the S&P Hotels, Resorts & Cruise Lines Index for the period from December 31, 2020 to December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 (the first day of regular-way trading) and all dividends and other distributions were reinvested. The Stock Performance Graph is not deemed filed with the Securities and Exchange Commission (“SEC”) and shall not be deemed incorporated by reference into any of our prior or future filings made with the SEC.

Cumulative Total Return

	December 31,
	2020	2021	2022	2023	2024	2025
Wyndham Hotels & Resorts, Inc.	$100.00	$152.60	$123.54	$141.98	$181.31	$138.64
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P Hotels, Resorts & Cruise Lines	$100.00	$119.84	$90.79	$150.99	$199.57	$226.60

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
Beginning in the second quarter of 2025, we revised our reporting methodology to exclude the impact of all rooms under the Super 8 China master license agreement from our reported system size, RevPAR and royalty rate, and corresponding growth metrics. Our financial results will continue to reflect fees due from the Super 8 master licensee in China, which contributed approximately $2 million to our full-year 2025 consolidated adjusted EBITDA. All system size, RevPAR and royalty rates presented for prior years have been recasted throughout this Annual Report to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform to current year presentation.
During the preparation of our year-end 2025 financial statements, we became aware that a large European franchisee, Revo Hospitality Group (“Revo”) filed for insolvency proceedings under self-administration for most of its operating entities. As a result, we have evaluated the recoverability of the carrying value of assets associated with Revo as of December 31, 2025 and have recorded charges of $160 million, of which $86 million were reported within impairments and $74 million were reported within operating expenses on the Consolidated Statements of Income.
The Consolidated Financial Statements presented herein have been prepared on a stand-alone basis. The Consolidated Financial Statements include our assets, liabilities, revenues, expenses and cash flows and all entities in which we have a controlling financial interest.

SELECTED FINANCIAL DATA
The following selected historical consolidated statement of income data for the years ended December 31, 2025, 2024 and 2023 and the selected historical consolidated balance sheet data as of December 31, 2025 and 2024 are derived from the audited Consolidated Financial Statements of Wyndham Hotels & Resorts included elsewhere in this report. The selected historical consolidated statement of income data for the years ended December 31, 2022 and 2021 and the selected historical consolidated balance sheet data as of December 31, 2023, 2022 and 2021 are derived from audited consolidated financial statements of Wyndham Hotels & Resorts businesses that are not included in this report.
The selected historical consolidated financial data below should be read together with the audited Consolidated Financial Statements of Wyndham Hotels & Resorts, including the notes thereto and the other financial information included elsewhere in this report.

	As of or For the Year Ended December 31,
($ in millions, except per share amounts and RevPAR)	2025	2024	2023	2022	2021
Statement of Income data:
Revenues
Fee-related and other revenues	$1,429	$1,404	$1,384	$1,354	$1,245
Cost reimbursement revenues	—	4	13	144	320
Net revenues	1,429	1,408	1,397	1,498	1,565
Expenses
Marketing, reservation and loyalty expense	565	564	569	524	450
Cost reimbursement expense	—	4	13	144	320
Other expenses	462	345	312	272	349
Total expenses	1,027	913	894	940	1,119
Operating income	402	495	503	558	446
Interest expense, net	139	124	102	80	93
Early extinguishment of debt	—	3	3	2	18
Income before income taxes	263	368	398	476	335
Provision for income taxes	70	79	109	121	91
Net income	$193	$289	$289	$355	$244
Per share data:
Diluted earnings per share	$2.50	$3.61	$3.41	$3.91	$2.60
Cash dividends declared per share	1.64	1.52	1.40	1.28	0.88

Balance Sheet data:
Cash	$64	$103	$66	$161	$171
Total assets	4,182	4,223	4,033	4,123	4,269
Total debt	2,560	2,463	2,201	2,077	2,084
Total liabilities	3,714	3,573	3,287	3,161	3,180
Total stockholders’ equity	468	650	746	962	1,089

Other financial data:
Royalties and franchise fees	$541	$555	$532	$512	$461
Ancillary revenues (a)	317	276	260	241	199
Total adjusted EBITDA (b)(c)	718	694	659	650	590

Operating statistics:
Total Company
Number of properties (d)	8,389	8,178	8,068	7,972	7,873
Number of rooms (d)	868,900	835,700	803,700	775,900	744,700
RevPAR (e)	$44.12	$45.69	$45.90	$44.77	$37.97
Average royalty rate (f)	3.98%	4.00%	3.95%	4.00%	4.06%
United States
Number of properties (d)	5,934	5,979	6,036	6,081	6,139
Number of rooms (d)	505,100	501,800	497,600	493,800	490,600
RevPAR (e)	$48.44	$50.37	$50.42	$50.72	$45.19
Average royalty rate (f)	4.76%	4.69%	4.59%	4.62%	4.62%
______________________
(a) Represents the summation of the license and other fees line item and other revenues line item per the Consolidated Statements of Income.
(b)    “Adjusted EBITDA” is defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment and other-related charges (including Revo-related charges), restructuring and other-related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. We believe that adjusted EBITDA is a useful measure of performance and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use this measure internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Adjusted EBITDA is not a recognized term under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.

(c)    The reconciliation of net income to adjusted EBITDA is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023	2022	2021
Net income	$193	$289	$289	$355	$244
Provision for income taxes	70	79	109	121	91
Depreciation and amortization	62	71	76	77	95
Interest expense, net	139	124	102	80	93
Early extinguishment of debt	—	3	3	2	18
Stock-based compensation expense	41	41	39	33	28
Development advance notes amortization	32	24	15	12	11
Impairments	86	12	—	—	6
Revo-related charges	74	—	—	—	—
Restructuring and other-related costs	18	15	—	—	—
Transaction-related	2	47	11	—	—
Separation-related	1	(11)	1	1	3
Gain on asset sale, net	—	—	—	(35)	—
Foreign currency impact of highly inflationary countries	—	—	14	4	1
Adjusted EBITDA	$718	$694	$659	$650	$590
(d)    Represents the number of hotels and rooms at the end of the period which are (i) either under franchise and/or management agreements and (ii) under affiliation agreements for which the Company receives a fee for reservation and/or other services provided.
(e)    Represents revenue per available room and is calculated by multiplying the average occupancy rate by the average daily rate.
(f)    Represents the average royalty rate earned on our franchised properties and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues.
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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for our reportable segment. The reportable segment presented below represents our operating segment for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segment, we also consider the nature of services provided by our operating segment. Management evaluates the operating results of our reportable segment based upon net revenues and adjusted EBITDA. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment and other-related charges (including Revo-related charges), restructuring and other-related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. Adjusted EBITDA is reported on a consolidated basis, while Hotel Franchising adjusted EBITDA and Corporate adjusted EBITDA are reported at a segment level. We believe that Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are useful measures of performance and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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
Our Annual Report on Form 10-K for the year ended December 31, 2024 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OPERATING STATISTICS - 2025 VS. 2024
The table below presents our operating statistics for the years ended December 31, 2025 and 2024. “Rooms” represent the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, excluding all rooms associated with our Super 8 master licensee in China, and (ii) properties under affiliation agreements for which we receive a fee for reservation and/or other services provided. “RevPAR” represents revenue per available franchised and managed room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised rooms and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	Year Ended December 31,
	2025	2024 (a)	Change (c)
Rooms
United States	505,100	501,800	1%
International	363,800	333,900	9%
Total rooms	868,900	835,700	4%
RevPAR
United States	$48.44	$50.37	(4%)
International (b)	38.13	38.63	(1%)
Global RevPAR (b)	44.12	45.69	(3%)
Average Royalty Rate
United States	4.8%	4.7%	7 bps
International	2.5%	2.6%	(4 bps)
Global average royalty rate	4.0%	4.0%	(2 bps)
______________________
(a)Amounts have been recasted to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform with current year presentation. See below for prior year reported amounts:

Year Ended December 31, 2024
Rooms
International	401,200
Total rooms	903,000
RevPAR
International	$33.59
Global RevPAR	42.91
Average Royalty Rate
International	2.5%
Global average royalty rate	3.9%

(b)Excluding currency effects, international RevPAR was flat and global RevPAR decreased 3%.
(c)Amounts may not recalculate due to rounding.
Rooms as of December 31, 2025 increased 4% compared to the prior year, including 1% growth in the U.S. and 7% growth in the Company's higher RevPAR EMEA and Latin America regions.
Excluding currency effects, global RevPAR for the year ended December 31, 2025 decreased 3% compared to the prior year, including 4% decline in the U.S. driven by lower average daily rate and occupancy, and was flat internationally due to continued pricing power in our Latin America, EMEA and Canada regions, offset by sustained pressure in Asia Pacific.

Global average royalty rate for the year ended December 31, 2025 was 4.0%, which is a 2 basis points decline from the prior year, including a 7 basis points increase in the U.S. and a 4 basis points decline internationally. The deferral of royalties from Revo Hospitality Group (“Revo”) impacted our international and global royalty rates unfavorably by 10 bps and 4 bps, respectively.

YEAR ENDED DECEMBER 31, 2025 VS. YEAR ENDED DECEMBER 31, 2024

	Year Ended December 31,
	2025	2024	Change	% Change
Revenues
Fee-related and other revenues	$1,429	$1,404	$25	2%
Cost reimbursement revenues	—	4	(4)	(100%)
Net revenues	1,429	1,408	21	1%
Expenses
Marketing, reservation and loyalty expense	565	564	1	—%
Cost reimbursement expense	—	4	(4)	(100%)
Other expenses	462	345	117	34%
Total expenses	1,027	913	114	12%
Operating income	402	495	(93)	(19%)
Interest expense, net	139	124	15	12%
Early extinguishment of debt	—	3	(3)	(100%)
Income before income taxes	263	368	(105)	(29%)
Provision for income taxes	70	79	(9)	(11%)
Net income	$193	$289	$(96)	(33%)
Net revenues during 2025 increased by $21 million, or 1%, compared to the prior year primarily driven by $41 million of higher ancillary revenues due to growth in our co-branded credit card program, as well as a larger global system and higher pass-through revenues due to our global franchisee conference in May, partially offset by lower global RevPAR.
Total expenses during 2025 increased $114 million, or 12%, compared to the prior year, primarily driven by:
•$82 million of higher operating and general and administrative expenses primarily due to a $74 million loss provision on accounts and loans receivables from Revo, higher costs associated with growth in our co-branded credit card program and the absence of a benefit from insurance recoveries, and elevated costs associated with insurance, litigation defense and employee benefits, all of which were partially offset by cost containment measures, including both operational efficiencies and one-time variable cost reductions;
•$74 million of higher impairment charges due to $86 million of charges in 2025 associated with our Vienna House trademark and related-franchise agreements as well as development advance notes of which all were related to the insolvency filing of Revo compared to a $12 million impairment charge incurred in 2024, primarily related to development advance notes;
•$12 million of higher separation-related expenses primarily due to a benefit received in 2024 in connection with the reversal of a spin-off related matter; and
•$3 million of higher restructuring and other-related costs; partially offset by
•$45 million of lower transaction-related expenses primarily due to the failed hostile takeover attempt in 2024;
◦$9 million of lower depreciation and amortization expense; and
◦$4 million of lower cost reimbursement expenses which have no impact on net income.
Interest expense, net increased $15 million, or 12% in 2025, compared to the prior year primarily due to a higher average debt balance and higher weighted average interest rate.
Early extinguishment of debt was $3 million in 2024 which was related to the repricing of our term loan B.
Our effective tax rate increased to 26.6% in 2025 from 21.5% in 2024. During 2024 the effective rate was lower primarily due to tax credits received in Puerto Rico and a non-taxable reversal of a separation-related reserve.

As a result of these items, net income decreased $96 million during 2025.
A reconciliation of net income to adjusted EBITDA for Hotel Franchising segment, Corporate and Total Company is represented below:

	Year Ended December 31,
	2025			2024
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$490	$(297)	$193	$628	$(339)	$289
Provision for income taxes	—	70	70	—	79	79
Depreciation and amortization	57	5	62	62	9	71
Interest expense, net	—	139	139	—	124	124
Early extinguishment of debt	—	—	—	—	3	3
Stock-based compensation expense	25	16	41	27	14	41
Development advance notes amortization	32	—	32	24	—	24
Impairment	86	—	86	12	—	12
Revo-related charges	74	—	74	—	—	—
Restructuring and other-related costs	16	2	18	14	1	15
Transaction-related	1	1	2	—	47	47
Separation-related	—	1	1	—	(11)	(11)
Adjusted EBITDA	$781	$(63)	$718	$767	$(73)	$694
Following is a discussion of the results of our Hotel Franchising segment and Corporate for 2025 compared to 2024:

	Net Revenues			Adjusted EBITDA
	2025	2024	% Change	2025	2024	% Change
Hotel Franchising	$1,429	$1,408	1%	$781	$767	2%
Corporate	—	—	—	(63)	(73)	14%
Total Company	$1,429	$1,408	1%	$718	$694	3%

Hotel Franchising
Net revenues during 2025 increased $21 million, or 1% compared to the prior year as discussed above.
Adjusted EBITDA during 2025 increased $14 million compared to the prior-year period primarily driven by:
•$32 million of higher fee-related revenues, excluding development advance note amortization, as discussed above; partially offset by
•$17 million of higher operating expenses primarily due to higher costs associated with growth in our co-branded credit card program, the absence of a benefit from insurance recoveries, and elevated costs associated with insurance, litigation defense and employee benefits, which were partially offset by cost containment measures, including both operational efficiencies and one-time variable cost reductions.
Corporate
Corporate adjusted EBITDA during 2025 was favorable by $10 million compared to the prior year due to one-time variable cost reductions.

DEVELOPMENT
On December 31, 2025, our global development pipeline consisted of approximately 2,200 hotels and 259,000 rooms, representing another record-high level and a 3% year-over-year increase, including 3% growth in both the U.S. and internationally. Approximately 70% of our pipeline is in the midscale and above segments and 17% is in the extended stay segment. Approximately 42% of our pipeline is in the U.S. Additionally, approximately 77% of our pipeline is new construction, of which approximately 36% has broken ground.

RESTRUCTURING AND OTHER-RELATED
Restructuring
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining our organizational structure, primarily within our marketing, reservation and loyalty functions. As a result, we incurred $16 million of restructuring expenses, primarily in our Hotel Franchising segment and impacting a total of 181 employees. Such expenses included $8 million related to the closure of a leased call center facility in Canada, of which $3 million were personnel-related and impacting 74 employees. We expect that annualized savings realized will be approximately $15 million primarily in marketing, reservation and loyalty expenses which will be reinvested for other revenue-generating activities.
During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing our organizational efficiency. As a result, we incurred $15 million of restructuring expenses, all of which were personnel-related and primarily in our Hotel Franchising segment. Such plan resulted in a reduction of 135 employees in 2024. The following table presents activity for both plans for the year ended December 31, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Costs Recognized	Cash Payments	Liability as of December 31, 2025 (b)
2024 Plan
Personnel-related	$5	$—	$(5)	$—
2025 Plan
Personnel-related	—	11	(7)	4
Facility-related	—	5	(1)	4
Total 2025 Plan	—	16	(8)	8
Total accrued restructuring	$5	$16	$(13)	$8
_____________________
(a)Reported within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $5 million and other non-current liabilities of $3 million as of December 31, 2025 on the Consolidated Balance Sheets.
The following table presents activity for the year ended December 31, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of December 31, 2024
2024 Plan
Personnel-related	$—	$15	$(8)	$(2)	$5
Total accrued restructuring	$—	$15	$(8)	$(2)	$5
_____________________
(a)Represents non-cash payments in Company stock.
Other-related
During 2025, we incurred $2 million in other-related costs associated with post-employment transition advisory services.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	Year Ended December 31,
	2025	2024	Change
Total assets	$4,182	$4,223	$(41)
Total liabilities	3,714	3,573	141
Total stockholders’ equity	468	650	(182)

Total assets decreased $41 million from December 31, 2024 to December 31, 2025 primarily related to the impairment and other charges related to the insolvency filing of Revo which resulted in a $160 million reduction in the carrying values of the related assets, partially offset by an increase in development advance notes in support of our growth strategy. Total liabilities increased $141 million year-over-year primarily related to a $97 million increase in our outstanding debt and an increase in deferred revenues. Total equity decreased $182 million year-over-year primarily due to $266 million of stock repurchases and $127 million of dividends declared, partially offset by our net income.
We have outstanding development advance notes, loans and accounts receivables with Revo that has filed for insolvency. Such insolvency proceeding may not be resolved for several years and thus we are subject to uncertainty with respect to the value of our collateral and any potential recovery we may receive, as well as the ongoing viability of our franchise agreements and related loss of rooms and any future revenues.
Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to support current operations, future growth initiatives, and dividend payments to stockholders, while also enabling us to create additional value for our stockholders in the form of share repurchases.
In October 2025, we completed an amendment and extension of our revolving credit facility, increasing the capacity under this facility to $1.0 billion, extending the maturity to 2030 and reducing borrowing costs by 35 basis points.
As of December 31, 2025, our liquidity approximated $840 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of December 31, 2025, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of December 31, 2025, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, a term loan A with a principal outstanding balance of $337 million maturing in 2027, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2030 with a maximum aggregate principal amount of $1.0 billion, of which $224 million was outstanding.
The interest rate per annum applicable to our term loan B is equal to, at our option, either a base rate plus an applicable rate of 0.75% or the Secured Overnight Financing Rate (“SOFR”) plus an applicable rate of 1.75%. Our revolving credit facility is subject to an interest rate per annum equal to, at our option, either SOFR, plus a margin of 1.75%, subject to reductions to 1.50%, 1.25%, and 1.00% or a base rate, plus a margin of 0.75%, subject to reductions to 0.50%, 0.25% and 0.00%, in either case based upon our total leverage ratio and our restricted subsidiaries. Our term loan A is subject to an interest rate per annum equal to, at our option, either a base rate plus a margin ranging from 0.50% to 1.00% or SOFR plus a 0.10% SOFR adjustment, plus a margin ranging from 1.50% to 2.00%, in either case based upon our total leverage ratio and the total leverage of our restricted subsidiaries. As of December 31, 2025 the margin on our term loan A was 1.75%.
As of December 31, 2025, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing nearly 95% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of December 31, 2025, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Cash provided by/(used in)
Operating activities	$367	$290	$376
Investing activities	(103)	(65)	(66)
Financing activities	(314)	(175)	(402)
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	1	(3)	(3)
Net change in cash, cash equivalents and restricted cash	$(49)	$47	$(95)
During 2025, net cash provided by operating activities increased $77 million compared to the prior year primarily due to the absence of $47 million of transaction-related payments related to the unsuccessful hostile takeover attempt in 2024. Net cash used in investing activities increased $38 million compared to the prior year primarily due to an increase in cash used for loans in connection with development activities. Net cash used in financing activities increased $139 million compared to the prior year primarily due to a reduction in net borrowings, partially offset by $44 million of lower stock repurchases.
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
Capital Deployment
Our first priority is to invest in the business in support of our strategies in driving long-term growth and enhancing our competitive position. This includes deploying capital to attract high quality assets into our system, funding technology initiatives aligned with our strategic objectives, supporting brand refresh programs that improve quality and protect brand equity, and pursuing acquisitions or similar transactions that are accretive and strategically enhancing to our business. We also expect to maintain a regular dividend payment. Excess cash generated beyond these needs is expected to be available for enhanced stockholder return in the form of stock repurchases.
During 2025, we invested $46 million in capital expenditures primarily related to information technology, including digital innovation. For 2026, we anticipate total capital expenditures of approximately $45 million.
In addition, we deployed $105 million during 2025 in development advance notes (net of repayments) and expect to invest approximately $110 million for 2026. These investments play a crucial role in attracting higher fee-per-available-room (“FeePAR”) hotels into our system, strengthening our portfolio with more premium properties. We may also offer other forms of financial support, such as enhanced credit support, to drive our business growth and increase our competitive position.
We allocated $57 million on loans, net of repayments, to franchisees during 2025 to support hotel development activities.
We expect all our cash needs to be funded from cash on hand, cash generated through operations, and/or availability under our revolving credit facility.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, purchase commitments and lease payments. See Note 11 - Long-Term Debt and Borrowing Arrangements and Note 18 - Leases to the Consolidated Financial Statements contained in Part IV of this report for more information. As of December 31, 2025, we had future long-term interest payment obligations of approximately $515 million, of which $141 million is payable within twelve months. As of December 31, 2025, we had purchase commitments primarily consisting of non-cancelable obligations for marketing and technology related services of $168 million, of which $79 million is payable within twelve months.
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
Under our current stock repurchase program, we repurchased approximately 3.1 million shares at an average price of $85.73 for a cost of $266 million during 2025. Since inception of our stock repurchase program, we repurchased 27.9 million shares at an average price of $69.37 per share for a cost of $1.9 billion. As of December 31, 2025, we had $274 million of remaining availability under our program.
In the fourth quarter of 2025, we retired 28 million treasury shares with a cost of $1.9 billion.
Dividend Policy
We declared cash dividends of $0.41 per share in each of the first, second, third and fourth quarters of 2025 ($127 million in aggregate). In February 2026, the Board approved an increase in the quarterly cash dividend to $0.43 per share.
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.
Foreign Earnings
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, we continue to assert that all of our undistributed foreign earnings will be reinvested indefinitely as of December 31, 2025. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount; insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of December 31, 2025, our annualized first-lien leverage ratio was 2.8 times.
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
As of December 31, 2025, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 13 - Commitments and Contingencies to the Consolidated Financial Statements contained in Part IV of this report.

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
Impairment of Long-Lived Assets
We evaluate goodwill and other indefinite long-lived assets for impairment annually, or more frequently if circumstances indicate that an impairment has occurred prior to our annual assessment date. For goodwill, we may elect to perform this test through either a qualitative assessment or by utilizing a quantitative impairment test. The fair value of goodwill and each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of our goodwill and other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of such fair values.
We also evaluate the recoverability of each of our definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred. Such qualitative assessments require management judgment and include factors such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, our historical share price as well as other industry-specific considerations.
We perform a qualitative assessment on our development advance notes quarterly to determine whether a triggering event has occurred which may indicate the asset being impaired. If such is indicated, we perform a quantitative assessment, which compares the carrying value of the development advance notes to the consideration (in the form of royalties and marketing fees) that we expect to receive in the future, as well as an estimate on the recoverability on any underlying collateral we may have on such notes. As applicable, we also estimate the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth.
Valuation of Accounts Receivable
We generate trade receivables in the ordinary course of our business and provides for estimated bad debts on such receivables. We measure the expected credit losses of our receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for ten years to estimate its expected credit losses. As such, we measure the expected credit losses of our receivables by segment and geographical area. We provide an estimate of expected credit losses for our receivables immediately upon origination or acquisition and may adjust this estimate in subsequent reporting periods as required. When we determine that an account is not collectible, the account is written-off to the allowance for doubtful accounts. As applicable, we also estimate the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of our trade receivables which may be material.
Valuation of Loans Receivable
We strategically provide financing to franchisees or their affiliates to support hotel development efforts and related initiatives, typically in the form of loans receivable. The maturity of these loans may vary by franchisee, ranging from under twelve months to over three years. The loans bear interest and are expected to be repaid in accordance with the terms, though in some cases they may be converted into development advance notes associated with hotel openings or the completion of required property improvements. We obtain guarantees from the borrower or an affiliate and/or secure collateral to mitigate credit risk. Since the loans receivable do not share similar risk characteristics, we evaluate expected credit losses on an individual basis rather than on a collective (pool) basis. At loan inception, we evaluate the collectability of each loan, which includes reviewing collection history on any amounts which had been due from these franchisees and evaluate the value of any collateral we obtain, and record expected credit losses as required. Additionally, we evaluate the collectability of these loans each reporting period to determine if a change to the allowance for loan losses is needed. Loans deemed uncollectible are written-off against the allowance for loan losses. This analysis requires significant judgments, including the franchisee’s current financial condition which may impact the value of the collateral/guarantees obtained by us. As applicable, we also estimate the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth. We also consider whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, we would adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of our loans receivable.
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
As members earn points through the Wyndham Rewards loyalty program, we record a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The estimated cost per point and estimated redemption rate used in the determination of the liability for the estimated future redemption costs require management judgment. Changes in the estimated cost per point and/or the estimated redemption rate used in the determination of the liability could result in a material change to the liability recorded and our results of operations.

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

OFF-BALANCE SHEET ARRANGEMENTS
There were no off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons in 2025, 2024 and 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $649 million as of December 31, 2025. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $2 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $6 million increase or decrease in our annual interest expense.
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

We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of December 31, 2025. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of December 31, 2025, the absolute notional amount of our outstanding foreign exchange hedging instruments was $294 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately an $8 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of December 31, 2025, we had total net exposure in Argentina relating to foreign currency of approximately $8 million. Foreign currency exchange losses related to Argentina were immaterial during both 2025 and 2024 and $14 million during 2023.
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
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included within their audit opinion on page F-2.
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.
On December 5, 2025, Paul Cash, the Company’s General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a Rule 10b5‑1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Trading Plan provides for the potential sale of up to 21,428 shares of common stock commencing on March 6, 2026. The Trading Plan terminates on the earliest of (i) July 24, 2026, (ii) the date on which 21,428 shares have been sold or (iii) the date on which shares resulting in approximately $1.5 million of aggregate gross proceeds have been sold.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Except as otherwise disclosed in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information required by this item is included in the Proxy Statement for our 2026 Annual Meeting of Stockholders (“Proxy Statement”) under the captions “Nominees for Election to the Board”, “Governance of the Company” and “Executive Compensation” and is incorporated by reference in this report.

Item 11. Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions “Compensation of Directors”, “2025 Director Compensation Table”, “Executive Compensation” and “Committees of the Board” and is incorporated by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity compensation plan information as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2.0 million (a)	$55.07 (b)	4.3 million (c)
Equity compensation plans not approved by security holders	None	Not applicable	Not applicable
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

WYNDHAM HOTELS & RESORTS, INC.

By:	/s/ GEOFFREY A. BALLOTTI
Geoffrey A. Ballotti
President and Chief Executive Officer
(Principal Executive Officer)
Date:	February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEOFFREY A. BALLOTTI	President, Chief Executive Officer and Director	February 19, 2026
Geoffrey A. Ballotti	(Principal Executive Officer)

/s/ KURT ALBERT	Interim Chief Financial Officer	February 19, 2026
Kurt Albert	(Principal Financial Officer)

/s/ NICOLA ROSSI	Chief Accounting Officer	February 19, 2026
Nicola Rossi	(Principal Accounting Officer)

/s/ STEPHEN P. HOLMES	Non-Executive Chairman of the Board of Directors	February 19, 2026
Stephen P. Holmes

/s/ MYRA J. BIBLOWIT	Director	February 19, 2026
Myra J. Biblowit

/s/ JAMES E. BUCKMAN	Director	February 19, 2026
James E. Buckman

/s/ BRUCE B. CHURCHILL	Director	February 19, 2026
Bruce B. Churchill

/s/ MUKUL DEORAS	Director	February 19, 2026
Mukul Deoras

/s/ ALEXANDRA A. JUNG	Director	February 19, 2026
Alexandra A. Jung

/s/ RONALD L. NELSON	Director	February 19, 2026
Ronald L. Nelson

/s/ PAULINE D.E. RICHARDS	Director	February 19, 2026
Pauline D.E. Richards

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Other Expenses and Charges— Refer to Notes 2, 5, 8 and 16 to the financial statements

Critical Audit Matter Description

The Company has a large European franchisee, Revo Hospitality Group (“Revo”), who was seeking to obtain long-term permanent financing for several months. As the Company was in the process of preparing its financial statements, it became aware that such franchisee was unsuccessful in obtaining the financing and has also been encountering liquidity issues stemming from its inability to successfully execute on integrating its acquisitions as well as higher than expected operating costs. As a result, in January 2026, the franchisee commenced insolvency proceedings under self-administration for most of its operating entities. The Company evaluated the recoverability of the carrying value of certain assets associated with this franchisee, including among others, accounts receivable, loans receivable, and development advance notes. Based on this evaluation, the Company recorded a $20 million allowance for doubtful accounts related to accounts receivable, a $54 million allowance for loan losses related to loans receivable, and an impairment charge of $48 million related to development advance notes.

The Company generates trade receivables in the ordinary course of its business and provides for estimated bad debts on such receivables. In addition, the Company strategically provides financing to franchisees or their affiliates to support hotel development efforts and related initiatives, typically in the form of loans receivable. The Company considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts or allowance for loan losses to reflect the expected effects of the current environment on the collectability of the Company’s accounts and loans receivable which may be material. As applicable, the Company also estimates the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm, in estimating the allowance for doubtful accounts and allowance for loan losses.

The Company performs a qualitative assessment on its development advance notes quarterly to determine whether a trigging event has occurred indicating an impairment. If such is indicated, the Company performs a quantitative assessment, which compares the carrying value of the development advance notes to the consideration that the Company expects to receive in the future. The consideration that the Company expects to receive can be based on various factors and assumptions, such as the value of the underlying collateral. As applicable, the Company estimates the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm.

We identified the allowance for doubtful accounts related to accounts receivable, the allowance for loan losses related to loans receivable, and the impairment of development advance notes as a critical audit matter because management’s estimates involved significant judgment and a high degree of estimation uncertainty, including judgments related to the recoverable value of underlying collateral. Management’s estimates also included significant assumptions related to projected future cash flows and the selection of discount rates. Auditing these estimates required a high degree of auditor judgment and increased audit effort, including the involvement of fair value specialists, to evaluate the reasonableness of management’s assumptions and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allowance for doubtful accounts for accounts receivable, the allowance for loan losses for loans receivable, and the impairment of development advance notes included, among others, the following:

•We tested the effectiveness of controls over management’s estimation of the recoverable values of the underlying collateral, which were used to estimate the allowance for doubtful accounts, the allowance for loan losses, and impairment.
•With the assistance of fair value specialists, we evaluated the reasonableness of management’s estimate of the recoverable values of the underlying collateral by:
◦Obtaining and evaluating the third-party valuation report, along with relevant supporting documentation.
◦Evaluating the methodology used to determine the recoverable value.
◦Evaluating whether the estimated future cash flows were reasonable, including the consideration of market data and insolvency conditions.
◦Evaluating the reasonableness of the discount rates used, including the consideration of insolvency conditions.
◦Testing the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
New York, New York
February 19, 2026
We have served as the Company’s auditor since 2017.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenues
Royalties and franchise fees	$541	$555	$532
Marketing, reservation and loyalty	562	563	578
Management and other fees	9	10	14
License and other fees	126	119	112
Other	191	157	148
Fee-related and other revenues	1,429	1,404	1,384
Cost reimbursements	—	4	13
Net revenues	1,429	1,408	1,397
Expenses
Marketing, reservation and loyalty	565	564	569
Operating	168	81	94
General and administrative	125	130	130
Cost reimbursements	—	4	13
Depreciation and amortization	62	71	76
Impairment	86	12	—
Restructuring and other-related	18	15	—
Transaction-related	2	47	11
Separation-related	1	(11)	1
Total expenses	1,027	913	894
Operating income	402	495	503
Interest expense, net	139	124	102
Early extinguishment of debt	—	3	3
Income before income taxes	263	368	398
Provision for income taxes	70	79	109
Net income	$193	$289	$289

Earnings per share
Basic	$2.51	$3.64	$3.43
Diluted	2.50	3.61	3.41
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$193	$289	$289
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	7	(6)	12
Unrealized (losses)/gains on cash flow hedges	(21)	4	(31)
Other comprehensive loss, net of tax	(14)	(2)	(19)
Comprehensive income	$179	$287	$270
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$64	$103
Trade receivables, net	291	271
Prepaid expenses	33	44
Other current assets	47	49
Total current assets	435	467
Property and equipment, net	104	94
Goodwill	1,525	1,525
Trademarks, net	1,208	1,230
Franchise agreements and other intangibles, net	282	318
Other non-current assets	628	589
Total assets	$4,182	$4,223
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$45	$43
Accounts payable	38	37
Deferred revenues	134	121
Accrued expenses and other current liabilities	290	265
Total current liabilities	507	466
Long-term debt	2,515	2,420
Deferred income taxes	271	332
Deferred revenues	220	169
Other non-current liabilities	201	186
Total liabilities	3,714	3,573
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 75.7 and 102.8 issued at December 31, 2025 and 2024	1	1
Treasury stock, at cost – 0.3 and 24.8 shares at December 31, 2025 and 2024	(21)	(1,669)
Additional paid-in capital	14	1,647
Retained earnings	471	654
Accumulated other comprehensive income	3	17
Total stockholders’ equity	468	650
Total liabilities and stockholders’ equity	$4,182	$4,223
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$193	$289	$289
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	62	71	76
Development advance notes amortization	32	24	15
Provision for doubtful accounts and loan losses	87	4	3
Impairment	86	12	—
Deferred income taxes	(57)	4	(17)
Stock-based compensation	43	45	39
Loss on early extinguishment of debt	—	3	3
Net change in assets and liabilities:
Trade receivables	(48)	(39)	(10)
Prepaid expenses	11	(18)	5
Other current assets	(1)	2	37
Accounts payable, accrued expenses and other current liabilities	38	(33)	(4)
Deferred revenues	62	36	10
Payments of development advance notes	(112)	(114)	(73)
Proceeds from development advance notes	7	5	1
Other, net	(36)	(1)	2
Net cash provided by operating activities	367	290	376
Investing activities
Property and equipment additions	(46)	(49)	(37)
Loan advances	(58)	(17)	(29)
Loan repayments	1	1	—
Net cash used in investing activities	(103)	(65)	(66)
Financing activities
Proceeds from borrowings	405	1,835	1,378
Principal payments on long-term debt	(312)	(1,539)	(1,245)
Finance lease payments	—	(39)	(5)
Debt issuance costs	(3)	(1)	(10)
Dividends to stockholders	(127)	(122)	(118)
Repurchases of common stock	(266)	(310)	(393)
Exercise of stock options	12	22	—
Net share settlement of incentive equity awards	(23)	(20)	(9)
Other, net	—	(1)	—
Net cash used in financing activities	(314)	(175)	(402)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(3)	(3)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(49)	47	(95)
Cash, cash equivalents and restricted cash, beginning of period	113	66	161
Cash, cash equivalents and restricted cash, end of period	$64	$113	$66
See Notes to Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Equity
Balance as of December 31, 2022	86	1	(964)	1,569	318	38	962
Net income	—	—	—	—	289	—	289
Other comprehensive loss	—	—	—	—	—	(19)	(19)
Dividends	—	—	—	—	(119)	—	(119)
Repurchase of common stock	(5)	—	(397)	—	—	—	(397)
Net share settlement of incentive equity awards	—	—	—	(9)	—	—	(9)
Change in deferred compensation	—	—	—	38	—	—	38
Other	—	—	—	1	—	—	1
Balance as of December 31, 2023	81	1	(1,361)	1,599	488	19	746
Net income	—	—	—	—	289	—	289
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(123)	—	(123)
Repurchase of common stock	(4)	—	(308)	—	—	—	(308)
Net share settlement of incentive equity awards	—	—	—	(20)	—	—	(20)
Change in deferred compensation	—	—	—	45	—	—	45
Exercise of stock options	1	—	—	22	—	—	22
Other	—	—	—	1	—	—	1
Balance as of December 31, 2024	78	1	(1,669)	1,647	654	17	650
Net income	—	—	—	—	193	—	193
Other comprehensive loss	—	—	—	—	—	(14)	(14)
Dividends	—	—	—	—	(127)	—	(127)
Repurchase of common stock	(3)	—	(266)	—	—	—	(266)
Retirement of treasury stock	—	—	1,914	(1,665)	(249)	—	—
Net share settlement of incentive equity awards	—	—	—	(23)	—	—	(23)
Change in deferred compensation	—	—	—	43	—	—	43
Exercise of stock options	—	—	—	12	—	—	12
Balance as of December 31, 2025	75	$1	$(21)	$14	$471	$3	$468

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
The Company earns revenue from these programs (i) when a member stays at a participating hotel or affiliate property from a fee charged by the Company to the property owner or manager, which is based upon a percentage of room revenues generated from such stay which the Company recognizes, net of redemptions, over time based upon loyalty point redemption patterns, including an estimate of loyalty points that will expire or will never be redeemed, and (ii) based upon a percentage of the member’s spending on the Wyndham Rewards co-branded credit cards for which revenues are paid to the Company by a third-party issuing bank which the Company primarily recognizes over time based upon the redemption patterns of the loyalty points earned under the program, including an estimate of loyalty points that will expire or will never be redeemed.
As members earn points through the loyalty program, the Company records a liability for the estimated future redemption costs, which is calculated based on (i) an estimated cost per point and (ii) an estimated redemption rate of the overall points earned, which is determined with the assistance of a third-party actuarial firm through historical experience, current trends and the use of an actuarial analysis. The Company estimates the value of the future redemption obligations by projecting the timing of future point redemptions based on historical levels, including an estimate of the points that will expire or never be redeemed, and an estimate of the points members will eventually redeem. The recorded liability related to the program totals $118 million and $105 million as of December 31, 2025 and 2024, respectively, of which $73 million and $65 million, respectively, are included in accrued expenses and other current liabilities, and $45 million and $40 million, respectively, are included in other non-current liabilities on the Company’s Consolidated Balance Sheets.
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
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expenses, which are primarily recorded within marketing and reservation expenses on the Consolidated Statements of Income, were $78 million, $110 million and $127 million in 2025, 2024 and 2023, respectively.
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
The net carrying value of software developed or obtained for internal use was $53 million and $50 million as of December 31, 2025 and 2024, respectively. Depreciation expense on capitalized software developed or obtained for internal use was $32 million, $36 million and $40 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively, which is reported within depreciation and amortization on the Consolidated Statements of Income.
Impairment of Long-Lived Assets
Goodwill is reviewed annually (during the fourth quarter of each year subsequent to completing the Company’s annual forecasting process), or more frequently if circumstances indicate that the value of goodwill may be impaired, to the reporting units’ carrying values as required by the guidance. This is done either by performing a qualitative assessment or utilizing the one-step impairment test, with an impairment being recognized only where the fair value is less than carrying value. In any given year, the Company can elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value is in excess of the carrying value, or the Company elects to bypass the qualitative assessment, the Company would use the one-step impairment test. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, its historical share price as well as other industry-specific considerations. The Company performed its annual quantitative assessment for impairment on each reporting unit’s goodwill as of October 1, 2025 and determined that no impairments existed and that it was more likely than not that the fair value of its reporting units continued to substantially exceed their carrying values.
The Company also determines whether the carrying values of other indefinite-lived intangible assets are impaired on an annual basis or more frequently if indicators of potential impairment exist. Application of the other indefinite-lived intangible assets impairment test requires judgment in the assumptions used to determine fair value. The fair value of each other indefinite-lived intangible asset is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which are dependent on internal forecasts, discount rates and to a lesser extent, estimation of long-term rates of growth. The estimates used to calculate the fair value of other indefinite-lived intangible assets change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and the other indefinite-lived intangible assets’ impairment. The Company performed its annual quantitative assessment for impairment on its indefinite-lived intangible assets as of October 1, 2025 and determined its indefinite-lived trademarks were not impaired except for its Vienna House trademark, which was evaluated as of December 31, 2025 due to uncertainty involving a large European franchisee, Revo Hospitality Group (“Revo”). As a result of Revo filing for insolvency under self-administration for most of its operating entities in early January 2026, the Company performed a quantitative analysis, with the assistance of a third-party valuation firm, of the affected Vienna House trademark as of December 31, 2025 and determined that the trademark was impaired. Accordingly, the Company recorded an impairment charge of $26 million in 2025 to reduce the carrying value of such trademark to its estimated fair value. The judgments and assumptions used in determining the impairment charges are classified as level three in the fair value hierarchy.
The Company also evaluates the recoverability of each of its definite-lived intangible assets by performing a qualitative assessment to determine if circumstances indicate that impairment may have occurred. If such circumstances exist, the Company performs a quantitative assessment by comparing the respective carrying value of the assets to the expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value. The Company performed a qualitative impairment assessment for all of its definite-lived intangible assets as of October 1, 2025 and determined these assets were not impaired, except for its Vienna House franchise agreements, which were evaluated as of December 31, 2025 due to uncertainty involving Revo. As a result of Revo filing for insolvency under self-administration for most of its operating entities in early January 2026, the Company performed a quantitative analysis of all the affected definite-lived intangible assets as of December 31, 2025 and determined that the franchise agreements associated with the Vienna House trademark were also impaired. Based on this assessment, the Company recorded a $12 million impairment charge in 2025 to reduce the carrying value of the asset to its estimated fair value. The judgments and assumptions used in determining the impairment charges are classified as level three in the fair value hierarchy.
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
The Company performs a qualitative assessment on its development advance notes quarterly to determine whether a triggering event has occurred which may indicate that the asset is impaired. If such is indicated, the Company performs a quantitative assessment, which compares the carrying value of the development advance notes to the consideration that the Company expects to receive in the future. As applicable, the Company also estimates the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth. Through these evaluations, the Company determined that certain development advance notes were impaired and recorded an impairment charge of $48 million and $10 million, during 2025 and 2024, respectively, to reduce the carrying value to its estimated fair value. The judgments and assumptions used in determining the impairment charges are classified as level three in the fair value hierarchy.
See Note 16 - Other Expenses and Charges for more details on the impairment charges.

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
Treasury Stock
Repurchased shares of common stock are retired from time to time. The par value of the retired treasury shares is deducted from common stock and then reduced from additional paid-in capital for the amount in excess of par during the period in which the shares are repurchased. Any residual amount in excess of available additional paid-in capital is reduced from retained earnings. In the fourth quarter of 2025, the Company retired 28 million treasury stock shares with a cost of $1.9 billion which reduced additional paid-in capital and retained earnings by $1.7 billion and $0.2 billion, respectively.
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
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued an accounting update, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which changes how an entity is required to begin capitalizing software costs to when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2028. The Company is evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures. The Company will adopt the guidance on January 1, 2028, as required.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting update, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This update also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance on January 1, 2025, as required, on a prospective basis. See Note 10 - Income Taxes for the required new disclosures.

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
The Company earns revenues from its Wyndham Rewards loyalty program when a member stays at a participating hotel or affiliate property. These revenues are derived from a fee the Company charges a franchised or managed hotel based upon a percentage of room revenues generated from a Wyndham Rewards member’s stay. These fees are to reimburse the Company for expenses associated with member redemptions and activities that are related to the administering and marketing of the program. Revenues related to the loyalty program represent variable consideration and are recognized net of redemptions over time based upon loyalty point redemption patterns, which include an estimate of loyalty points that will expire or will never be redeemed.
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
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred initial franchise fee revenues	$151	$145
Deferred loyalty program revenues	91	97
Deferred co-branded credit card program revenues	98	22
Deferred other revenues	14	26
Total	$354	$290
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

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The consideration received from a customer is allocated to each distinct performance obligation and recognized as revenue when, or as, each performance obligation is satisfied. The following table summarizes the Company’s remaining performance obligations for the years set forth below:

	2026	2027	2028	Thereafter	Total
Initial franchise fee revenues	$17	$8	$8	$118	$151
Loyalty program revenues	56	25	8	2	91
Co-branded credit card program revenues	51	11	11	25	98
Other revenues	10	1	1	2	14
Total	$134	$45	$28	$147	$354
Disaggregation of Net Revenues
The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Year Ended December 31,
	2025	2024	2023
Royalties and franchise fees	$541	$555	$532
Marketing and reservation fees	471	467	487
Loyalty revenue	91	96	91
Management and other fees	9	10	14
License and other fees	126	119	112
Partnership fees (a)	96	69	65
Cost reimbursements	—	4	13
Other	95	88	83
Net Revenues	$1,429	$1,408	$1,397
_____________________
(a)    Partnership fees are related to third-party partnership agreements, including the Company’s co-branded credit card program. Such fees were previously reported within other revenue as it relates to this table.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of December 31, 2025 and 2024, capitalized contract costs were $84 million and $76 million, respectively, of which $5 million for both years was included in other current assets and $79 million and $71 million, respectively, were included in other non-current assets on the Company’s Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per-share data) for the years ended December 31:

	2025	2024	2023
Net income	$193	$289	$289

Basic weighted average shares outstanding	76.8	79.5	84.4
Stock options and restricted stock units (“RSUs”) (a)	0.4	0.6	0.5
Diluted weighted average shares outstanding	77.2	80.1	84.9

Earnings per share:
Basic	$2.51	$3.64	$3.43
Diluted	2.50	3.61	3.41

Dividends:
Cash dividends declared per share	$1.64	$1.52	$1.40
Aggregate dividends paid to stockholders	$127	$122	$118
_____________________
(a)    Diluted shares outstanding exclude shares related to stock options which were immaterial for 2025, 2024 and 2023. Diluted shares outstanding exclude shares related to PSUs of 0.1 million for 2025. Such PSUs were immaterial during 2024 and 2023. Diluted shares outstanding exclude shares related to RSUs of 0.2 million, 0.3 million and 0.4 million for 2025, 2024 and 2023, respectively. Such options, PSUs and RSUs were excluded as their effect would have been anti-dilutive under the treasury stock method.
Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program (in millions, except per share data):

	Shares	Cost	Average Price Per Share
As of December 31, 2024	24.8	$1,669	$67.32
For the twelve months ended December 31, 2025	3.1	266	85.73
As of December 31, 2025	27.9	$1,935	$69.37
The Company had $274 million of remaining availability under its program as of December 31, 2025.
In the fourth quarter of 2025, the Company retired 28 million treasury stock shares with a cost of $1.9 billion which reduced additional paid-in capital and retained earnings by $1.7 billion and $0.2 billion, respectively.

5. RECEIVABLES
Allowance for Doubtful Accounts
The Company generates trade receivables in the ordinary course of its business and provides for estimated bad debts on such receivables. The Company measures the expected credit losses of its receivables on a collective (pool) basis which aggregates receivables with similar risk characteristics and uses historical collection attrition rates for ten years to estimate its expected credit losses. As such, the Company measures the expected credit losses of its receivables by segment and geographical area. The Company provides an estimate of expected credit losses for its receivables immediately upon origination or acquisition and may adjust this estimate in subsequent reporting periods as required. When the Company determines that an account is not collectible, the account is written-off to the allowance for doubtful accounts. As applicable, the Company also estimates the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth. The

Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for doubtful accounts to reflect the expected effects of the current environment on the collectability of the Company’s trade receivables which may be material.
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivables for the years ended:

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$61	$60	$64
Provision for doubtful accounts	33	6	3
Bad debt write-offs	(2)	(5)	(7)
Ending balance	$92	$61	$60
During 2025, the Company recorded a $20 million provision for doubtful accounts on accounts receivables associated with the insolvency filing of Revo. See Note 16 - Other Expenses and Charges for more details.
Loans Receivable
The Company strategically provides financing to franchisees or their affiliates to support hotel development efforts and related initiatives, typically in the form of loans receivable. The maturity of these loans may vary by franchisee, ranging from under twelve months to over three years. The loans bear interest and are expected to be repaid in accordance with the terms, though in some cases they may be converted into development advance notes associated with hotel openings or the completion of required property improvements. The Company obtains guarantees from the borrower or an affiliate and/or secures collateral to mitigate credit risk. Since the loans receivable do not share similar risk characteristics, the Company evaluates expected credit losses on an individual basis rather than on a collective (pool) basis. At loan inception, the Company evaluates the collectability of each loan, which includes reviewing collection history on any amounts which had been due from these franchisees and evaluating any collateral value, and records expected credit losses as required. Additionally, the Company evaluates the collectability of these loans each reporting period to determine if a change to the allowance for loan losses is needed. Loans deemed uncollectible are written-off against the allowance for loan losses. As applicable, the Company also estimates the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth. The Company also considers whether the historical economic conditions are comparable to current economic conditions. If current or expected future conditions differ from the conditions in effect when the historical experience was generated, the Company would adjust the allowance for loan losses to reflect the expected effects of the current environment on the collectability of the Company’s loans receivable.
The Company’s Consolidated Balance Sheets include the following with respect to loans receivable, including accrued interest:

Consolidated Balance Sheets:	December 31, 2025			December 31, 2024
	Gross	Allowance	Net	Gross	Allowance	Net
Other current assets	$4	$(3)	$1	$1	$(1)	$—

Other non-current assets	84	(52)	32	31	—	31

Total loan receivables, net (a)	$88	$(55)	$33	$32	$(1)	$31
______________________
(a)    Loan receivables had a weighted average interest rate of 7.8% and 5.0% and a weighted average remaining contractual term of 2.1 years and 0.5 years as of December 31, 2025 and December 31, 2024, respectively.

The following table sets forth the activity in the Company’s allowance for loan losses on loans receivable for the years ended:

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning balance	$1	$1	$1
Provision for loan losses	54	—	—
Write-offs	—	—	—
Ending balance	$55	$1	$1
During 2025, the Company recorded a $54 million provision for loan losses on loan receivables associated with the insolvency filing of Revo. See Note 16 - Other Expenses and Charges for more details.

Notes Receivable
The Company had $25 million and $19 million of notes receivable, which is included in other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively, which are fully offset by a corresponding amount in deferred revenues.

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
Property and equipment, net consisted of:

	As of December 31,
	2025	2024
Land	7	7
Building	26	26
Building improvements	2	2
Leasehold improvements	2	1
Capitalized software	166	166
Furniture, fixtures and equipment	9	16
Construction in progress	15	7
	227	225
Less: Accumulated depreciation	123	131
	$104	$94
The Company recorded depreciation expense of $35 million, $44 million, and $49 million during 2025, 2024 and 2023, respectively, related to property and equipment.

7. INTANGIBLE ASSETS
Intangible assets consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$1,525			$1,525

Unamortized intangible assets:
Trademarks			$1,208			$1,230

Amortized intangible assets:
Franchise agreements	$903	$621	$282	$912	$594	$318
Management agreements	1	1	—	1	1	—
Other	1	1	—	—	—	—
	$905	$623	$282	$913	$595	$318
The changes in the carrying amount of goodwill by reporting unit are as follows:

	Balance as of December 31, 2023	Adjustments to Goodwill	Balance as of December 31, 2025
Hotel Franchising	$1,441	$—	$1,441
Hotel Management	84	—	84
Total	$1,525	$—	$1,525
Amortization expense relating to amortizable intangible assets was as follows for the years ended December 31:

	2025	2024	2023
Franchise agreements	$27	$27	$26
Management agreements	—	—	1
Total (a)	$27	$27	$27
______________________
(a)    Included as a component of depreciation and amortization on the Consolidated Statements of Income.
Based on the Company’s amortizable intangible assets as of December 31, 2025, the Company expects related amortization expense as follows:

Amount
2026	$26
2027	25
2028	24
2029	23
2030	23
During 2025, the Company recorded impairment charges of $26 million and $12 million on its Vienna House trademark and related-franchise agreements intangible assets associated with the insolvency filing of Revo. See Note 16 - Other Expenses and Charges for more details.

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Consolidated Statements of Income include initial franchise fees of $22 million for both 2025 and 2024, and $16 million in 2023.

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
The Company’s Consolidated Financial Statements include the following with respect to development advances:

Consolidated Balance Sheets:	As of December 31,
	2025	2024
Other non-current assets	$343	$308
The Company made a non-cash reclass of $11 million and $10 million during 2025 and 2024, respectively, from loan receivables to development advance notes, both of which were reported within other non-current assets.
The Company performs a qualitative assessment on its development advance notes quarterly to determine whether a triggering event has occurred which may indicate the asset is impaired. If such is indicated, the Company performs a quantitative assessment, which compares the carrying value of the development advance notes to the consideration (in the form of royalties and marketing fees) that the Company expects to receive in the future. As applicable, the Company also estimates the recovery value of the underlying collateral using a discounted cash flow model, which may include the assistance of a third-party valuation firm. This may require significant judgments, including estimation of future cash flows, which are dependent on discount rates and to a lesser extent, estimation of long-term rates of growth. As a result of these evaluations, the Company recorded an impairment charge of $48 million and $10 million during 2025 and 2024, respectively. See Note 16 - Other Expenses and Charges for more details.

Consolidated Statements of Income:	Year Ended December 31,
	2025	2024	2023
Forgiveness of notes (a)	$32	$24	$15
Impairment (b)	48	10	—
Bad debt expense related to notes	1	—	1
_____________________
(a)    Amounts are primarily recorded as a reduction of royalties and franchise fees and marketing, reservation and loyalty revenues on the Consolidated Statements of Income.
(b)    Amount is recorded within impairment on the Consolidated Statements of Income.
Restricted Cash
The Company had no restricted cash as of December 31, 2025. As of December 31, 2024, the Company had $10 million of restricted cash that is reported within other non-current assets on the Consolidated Balance Sheet.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	As of December 31,
	2025	2024
Accrued taxes payable	$107	$66
Accrued loyalty program liabilities (Note 2)	73	65
Accrued payroll and related expenses	24	55
Accrued professional expenses	22	14
Accrued self-insurance liabilities	20	17
Accrued interest	9	9
Accrued restructuring (Note 16)	5	5
Accrued marketing expenses	4	2
Operating lease liabilities (Note 18)	3	3
Accrued legal settlements (Note 13)	2	3
Due to former Parent (Note 17)	1	8
Other	20	18
	$290	$265

10. INCOME TAXES
The income tax provision consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$73	$43	$72
State	17	12	14
Foreign	37	20	40
	127	75	126
Deferred
Federal	(43)	4	(6)
State	(12)	2	(4)
Foreign	(2)	(2)	(7)
	(57)	4	(17)
Provision for income taxes	$70	$79	$109
Pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Domestic	$172	$264	$332
Foreign	91	104	66
Pretax income	$263	$368	$398

Deferred Taxes
Deferred income tax assets and liabilities are comprised of the following:

	As of December 31,
	2025	2024
Deferred income tax assets:
Accrued liabilities and deferred revenues	$91	$85
Tax credits (a)	9	8
Other comprehensive income and other	23	16
Provision for doubtful accounts	30	9
Net operating loss carryforward (b)	25	20
Valuation allowance (c)	(21)	(19)
Deferred income tax assets	157	119

Deferred income tax liabilities:
Depreciation and amortization	386	404
Other comprehensive income and other	27	34
Deferred income tax liabilities	413	438
Net deferred income tax liabilities	$256	$319

Reported in:
Other non-current assets	$15	$13
Deferred income taxes	271	332
Net deferred income tax liabilities	$256	$319
_____________________
(a)    The Company had $8 million and $7 million of foreign tax credits as of December 31, 2025 and 2024, respectively. The foreign tax credits expire no later than 2035.
(b)    As of December 31, 2025, the Company’s net operating loss carryforwards primarily relate to state and foreign net operating losses, which are due to expire at various dates, but no later than 2045.
(c)    The valuation allowance of $21 million as of December 31, 2025 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $10 million, $3 million and $8 million, respectively. The valuation allowance of $19 million as of December 31, 2024 relates to net operating loss carryforwards, certain deferred tax assets and foreign tax credits of $9 million, $3 million and $7 million, respectively. The valuation allowance will be reduced when and if the Company determines it is more likely than not that the related deferred income tax assets will be realized.
Although the one-time mandatory deemed repatriation tax during 2017 and the territorial tax system created as a result of U.S. tax reform generally eliminate U.S. federal income taxes on dividends from foreign subsidiaries, the Company continues to assert that all of the undistributed foreign earnings will be reinvested indefinitely as of December 31, 2025. In the event the Company determines not to continue to assert that all or part of its undistributed foreign earnings are permanently reinvested, such a determination in the future could result in the accrual and payment of additional foreign withholding taxes and U.S. taxes on currency transaction gains and losses, the determination of which is not practicable due to the complexities associated with the hypothetical calculation.

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 - Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

Category	2025	2025 Percent
U.S. federal statutory tax rate	$55	21.0%
State and local income taxes, net of federal income tax effect (a)	3	1.1%
Foreign tax effects
Singapore - foreign tax credits	(4)	(1.5)%
Singapore - other	(3)	(1.1)%
China - withholding tax	3	1.1%
Other foreign jurisdictions	18	6.8%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign-derived intangible income	(5)	(1.9)%
Global intangible income	7	2.7%
Other	2	0.8%
Tax credits
Foreign tax credits	(14)	(5.3)%
Other	(1)	(0.4)%
Changes in valuation allowances	1	0.4%
Nontaxable or nondeductible items
Executive compensation	5	1.9%
Other	(1)	(0.4)%
Changes in unrecognized tax benefits	3	1.1%
Other adjustments	1	0.3%
Effective tax rate	$70	26.6%
_____________________
(a)    State taxes in California, Illinois, New Jersey and New York make up greater than 50% of the tax effects of this category.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal tax benefits	3.0	2.5
Taxes on foreign operations at rates different than U.S. federal statutory rates	0.8	2.6
Taxes on foreign income, net of tax credits	0.2	0.3
Nondeductible executive compensation	1.7	1.2
Foreign-derived intangible income	(1.1)	(0.8)
Valuation allowances	—	0.1
Puerto Rico tax credits	(3.7)	—
Other	(0.4)	0.5
	21.5%	27.4%
The effective income tax rate for 2025, 2024 and 2023 differs from the U.S. Federal income tax rate of 21% primarily due to state taxes and U.S. and foreign taxes, including withholding taxes on the Company’s international operations. During 2024, the effective income tax rate was lower primarily due to tax credits received in Puerto Rico.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

	2025	2024	2023
Beginning balance	$11	$11	$8
Increases related to tax positions taken during a prior period	1	—	7
Increases related to tax positions taken during the current period	2	2	2
Decreases related to settlements with taxing authorities	(6)	—	(2)
Decreases as a result of a lapse of the applicable statute of limitations	—	(2)	(4)
Ending balance	$8	$11	$11
The gross amount of the unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $8 million as of December 31, 2025 and $11 million as of December 31, 2024 and 2023. The Company recorded both accrued interest and penalties related to unrecognized tax benefits as a component of provision for income taxes on the Consolidated Statements of Income. The amount of potential penalties and interest related to these unrecognized tax benefits recorded in the provision for income taxes was $1 million during 2025 and immaterial during both 2024 and 2023. The Company had a liability for potential penalties of $1 million as of December 31, 2025, 2024 and 2023, and potential interest of $4 million as of December 31, 2025 and $3 million as of December 31, 2024 and 2023, respectively. Such liabilities are reported as a component of accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets.
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2022. The 2019 through 2024 tax years generally remain subject to examination by many state tax authorities. In significant foreign jurisdictions, the 2018 through the 2024 tax years generally remain subject to examination by their respective tax authorities.
The Company made cash income tax payments, net of refunds, of $73 million during 2025 as follows:

2025
U.S. federal	$32
U.S. state and local	14
Foreign
Singapore	13
United Kingdom	6
Other	8
Total foreign	27
Total income taxes paid, net	$73
The Company made cash income tax payments, net of refunds, of $95 million during both 2024 and 2023.
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

11. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	As of December 31,
	2025		2024
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$1.0 billion revolving credit facility (due October 2030)	$224	6.03%	$88	7.17%
$400 million term loan A (due April 2027)	337	6.10%	364	7.02%
$1.5 billion term loan B (due May 2030)	1,502	5.42%	1,515	4.20%
$500 million 4.375% senior unsecured notes (due August 2028)	497	4.38%	496	4.38%
Total long-term debt	2,560	5.36%	2,463	4.84%
Less: Current portion of long-term debt	45		43
Long-term debt	$2,515		$2,420
_____________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $10 million and $13 million as of December 31, 2025 and 2024, respectively. The carrying amount of the term loan B is net of unamortized discounts of $4 million and $5 million as of December 31, 2025 and 2024, respectively.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects from hedging.
Maturities and Capacity
The Company’s outstanding debt as of December 31, 2025 matures as follows:

Long-Term Debt
Within 1 year	$45
Between 1 and 2 years	323
Between 2 and 3 years	513
Between 3 and 4 years	15
Between 4 and 5 years	1,664
Thereafter	—
Total	$2,560

As of December 31, 2025, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$1,000
Less: Borrowings	224
Available capacity	$776
Long-Term Debt
$1.0 billion Revolving Credit Facility
In October 2025, the Company entered into the Sixth Amendment to the credit agreement dated May 30, 2018 (“Sixth Amendment”) which amended its existing five-year $750 million revolver to increase the capacity to $1.0 billion and extend the term to October 2030. The revolver is subject to an interest rate equal to, at the Company’s option, either (i) Secured Overnight Funding Rate (“SOFR”), plus a margin 1.75%, subject to reductions to 1.50%, 1.25%, and 1.00% or (ii) base rate, plus a margin of 0.75%, subject to reductions to 0.50%, 0.25% and 0.00%, in either case based upon the total leverage ratio of the Company and its restricted subsidiaries. The Sixth Amendment removed the credit spread adjustment previously applicable to the existing revolver based on SOFR. The revolver is subject to the same prepayment provisions and covenants applicable to the previous revolver.

The Company had $224 million and $88 million of outstanding borrowings on its revolving credit facility as of December 31, 2025 and 2024, respectively. Such borrowings are included within long-term debt on the Consolidated Balance Sheet.
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
$1.5 billion Term Loan B Agreement
In May 2024, the Company entered into a Fifth Amendment to the credit agreement dated May 30, 2018 (the “Fifth Amendment”), in which the Company repriced all of its Term Loan B loans (“Prior Term Loan B Facility”) and borrowed an incremental $400 million. The new Senior Secured Term Loan B Facility (“New Term Loan B”) had an outstanding principal balance of $1.5 billion as of December 31, 2025. The incremental proceeds of the New Term Loan B were used for general corporate purposes, including the repayment of then-outstanding balances under the Company’s revolving credit facility. The New Term Loan B has substantially the same terms as the Prior Term Loan B Facility. The New Term Loan B bears interest at the Borrower’s option at a rate of (a) base rate, plus an applicable rate of 0.75% or (b) Term SOFR, plus an applicable rate of 1.75%. The New Term Loan B is subject to the same prepayment provisions and covenants applicable to the Prior Term Loan B facility.
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
4.375% Senior Unsecured Notes
The Company has $500 million of senior unsecured notes, which mature in 2028 and bear interest at a rate of 4.375% per year, for net proceeds of $492 million. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2021.
Finance Leases
As of December 31, 2025, the Company had no finance leases. Prior to the fourth quarter of 2024, the Company’s finance leases consisted of the lease of its corporate headquarters. In the fourth quarter of 2024, the Company purchased the property for its corporate headquarters. See Note 6, Property and Equipment, net for more details.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million and $2 million as of December 31, 2025 and 2024, respectively.
Cash Flow Hedge
As of December 31, 2025, the Company had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing nearly 95% of the outstanding amount of its term loan B. These swaps carry weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For the year ended December 31, 2025 and 2024, the weighted average fixed rate (plus applicable spreads) for the swaps were 3.58% and 1.86%, respectively. The aggregate fair value of these interest rate swaps was a net liability of $10 million and a net asset of $18 million as of December 31, 2025 and 2024, which was included within other non-current liabilities and other non-current assets on the Consolidated Balance Sheets, respectively. The effect of interest rate swaps on interest expense, net on the Consolidated Statements of Income was $10 million of income during 2025 and $36 million of income during both 2024 and 2023.
There was no hedging ineffectiveness recognized in 2025, 2024 or 2023. The Company expects to reclassify approximately $3 million of losses from AOCI to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred interest expense of $147 million, $129 million and $108 million in 2025, 2024 and 2023, respectively. Cash paid related to such interest was $142 million, $126 million and $103 million for 2025, 2024 and 2023, respectively. Interest income was $8 million, $5 million and $6 million for 2025, 2024 and 2023, respectively.
Early Extinguishment of Debt
The Company incurred non-cash early extinguishment of debt costs of $3 million during both 2024 and 2023. The 2024 and 2023 amounts relate to the repricing and refinancing of the Company’s term loan B, respectively.

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
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade and notes receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of loans receivable primarily included in other non-current assets in the Consolidated Balance Sheets, approximate fair value due to the interest rates on such notes are comparable to market rates and/or their relatively short-term maturity. The weighted average remaining contractual term on the notes was 2.1 years as of December 31, 2025. The carrying amounts and estimated fair values of all other financial instruments are as follows:

	December 31, 2025
	Carrying Amount	Estimated Fair Value
Debt	$2,560	$2,575
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
Interest Rate Risk
A portion of debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company uses various hedging strategies and derivative financial instruments to create a desired mix of fixed and floating rate assets and liabilities. Derivative instruments currently used in these hedging strategies include interest rate swaps. The derivatives used to manage the risk associated with the Company’s variable-rate debt are derivatives designated as cash flow hedges.. See Note 11 - Long-Term Debt and Borrowing Arrangements for the impact of such cash flow hedges.
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized losses from freestanding foreign currency exchange contracts of $6 million during 2025, $3 million of gains during 2024 and $3 million of losses during 2023. Such gains and losses are included in operating expenses in the Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. Foreign currency exchange losses related to Argentina were immaterial during both 2025 and 2024 and $14 million during 2023. Such losses are included in operating expenses in the Consolidated Statements of Income.
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
Market Risk
The Company is subject to risks relating to the geographic concentration of its hotel properties, which may result in the Company’s results of operations being more sensitive to local and regional economic conditions and other factors, including competition, natural disasters and economic downturns, than the Company’s results of operations would be, absent such geographic concentrations. Local and regional economic conditions and other factors may differ materially from prevailing conditions in other parts of the world. Excluding cost-reimbursement revenues, which are offset by cost-reimbursement expense, revenues from transactions in the states of Florida and Texas as a percent of U.S. revenues were approximately 18%, and 10% respectively, during 2025, 18% and 11%, respectively, during 2024 and 17% and 10%, respectively, during 2023. Revenues in the state of Florida include license and other fees from the Company’s former Parent. Excluding these revenues, revenues in the state of Florida as a percent of U.S. revenues were 8% during both 2025 and 2024 and 7% during 2023. respectively.

13. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice or preparing for potential trial. As of December 31, 2025, the Company is aware of approximately 70 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $2 million and $3 million as of December 31, 2025 and 2024, respectively. The Company also had receivables for certain matters which are covered by insurance. Such receivables were immaterial as of both December 31, 2025 and 2024 and are included within other current assets on the Company’s Consolidated Balance Sheets. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of December 31, 2025, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.

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
The table below summarizes the post-closing credit support guarantees related to the sale of the European Vacation Rentals business, the fair values of such guarantees and the receivables from its former Parent representing two-thirds of such guarantees as of December 31, 2025:

	Guarantees	Fair Value of Guarantees	Receivable from former Parent
Post-closing credit support at time of sale	$81	$39	$26
Additional post-closing credit support	46	22	15
Total	$127	$61	$41
The fair value of the guarantees was $61 million as of December 31, 2025 and 2024 and was included in other non-current liabilities on the Consolidated Balance Sheets. In connection with these guarantees the Company had receivables from its former Parent of $41 million as of December 31, 2025 and 2024, which were included in other non-current assets on its Consolidated Balance Sheets.

14. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Amended and Restated Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), a maximum of 10.0 million shares of common stock may be awarded. As of December 31, 2025, 4.3 million shares remained available.
During 2025, the Company granted incentive equity awards totaling $33 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $20 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent to which the Company achieves certain performance metrics.

Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the year ended December 31, 2025 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2024	0.9		$76.55	0.6		$78.43
Granted (a)	0.3		104.66	0.2	(b)	106.21
Vested	(0.4)		74.90	(0.2)		82.74
Canceled	—		—	(0.1)		88.05
Balance as of December 31, 2025	0.8	(c)	$87.29	0.5	(d)	$86.17
_____________________
(a)Represents awards granted by the Company primarily in March 2025.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of December 31, 2025 have an aggregate unrecognized compensation expense of $45 million, which is expected to be recognized over a weighted average period of 2.5 years.
(d)PSUs outstanding as of December 31, 2025 have an aggregate maximum potential unrecognized compensation expense of $22 million, which may be recognized over a weighted average period of 1.9 years based on attainment of targets.
There were no stock options granted in 2025 or 2024. The activity related to stock options for the year ended December 31, 2025 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	0.6	$54.45
Granted	—	—
Exercised	(0.2)	53.32
Canceled	—	—
Outstanding as of December 31, 2025	0.4	$55.07	2.1	$9
Unvested as of December 31, 2025	—	$—	0	$—
Exercisable as of December 31, 2025	0.4	$55.07	2.1	$9
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
Stock-Based Compensation Expense
Stock-based compensation expense was $43 million, $45 million and $39 million for 2025, 2024 and 2023, respectively. For 2025, $2 million of stock-based compensation expense was recorded within transaction-related costs on the Consolidated Statements of Income. For 2024, $2 million of stock-based compensation expense was recorded within both restructuring and other-related costs and transaction-related costs on the Consolidated Statements of Income.

15. SEGMENT INFORMATION
Wyndham Hotels’ primary segment is Hotel Franchising which principally consists of licensing the Company’s lodging brands and providing related services to third-party hotel owners and others. This reportable segment represents the Company’s operating segment for which separate financial information is available and is utilized on a regular basis by its chief operating decision maker to assess performance and allocate resources. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. In identifying its reportable segment, the Company also considers the nature of services provided by its operating segment. The Company’s primary measure of segment profit or loss is net income. The CODM evaluates the operating results of the Company on a consolidated basis based upon net revenues and net income, which is the measure of profit or loss that is most consistent with GAAP measurement principles and is used by the CODM internally to assess operating performance. The CODM also uses adjusted EBITDA to evaluate the operating results of its Hotel Franchising reportable segment.
Provided below is the Company’s segment profitability measure and significant segment expenses.

	Year Ended December 31,
	2025	2024	2023
Net revenues	$1,429	$1,408	$1,397

Less expenses (a)
Compensation	(242)	(255)	(241)
Selling and advertising	(88)	(119)	(136)
Outsourced services and information technology (b)	(129)	(127)	(120)
Professional fees	(98)	(90)	(85)
Other segment items (c)	(382)	(189)	(209)
Corporate expenses (d)	(297)	(339)	(317)
Consolidated net income	$193	$289	$289
_____________________
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM.
(b)    Information technology costs primarily include maintenance costs and software as a service cost.
(c)    Other segment items include depreciation and amortization, stock-based compensation, restructuring costs, impairment charge, cost reimbursements, travel and entertainment, insurance and other operating expenses. 2025 period also includes impairment and other charges associated with the insolvency filing of Revo as well as pass-through expenses associated with the Company's global franchisee conference.
(d)    Corporate expenses include interest expense, net, transaction and separation-related expenses, provision for income taxes, early extinguishment of debt, compensation costs, and other overhead costs.
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries (a)	Total
Year Ended or As of December 31, 2025
Net revenues	$1,134	$295	$1,429
Net long-lived assets	2,925	194	3,119

Year Ended or As of December 31, 2024
Net revenues	$1,125	$283	$1,408
Net long-lived assets	2,979	188	3,167

Year Ended or As of December 31, 2023
Net revenues	$1,142	$255	$1,397
Net long-lived assets	3,002	190	3,192
_____________________
(a)    Includes U.S. territories.

16. OTHER EXPENSES AND CHARGES
Impairment and Other Charges Relating to Large Franchisee
The Company has a large European franchisee, Revo, that has been, for the past several months, trying to obtain long-term permanent financing. As the Company was in the process of preparing its consolidated financial statements, it became aware that such franchisee was unsuccessful in obtaining the financing and has also been encountering liquidity issues stemming from its inability to successfully execute on integrating its acquisitions as well as higher than expected operating costs. As a result, in January 2026, the franchisee commenced insolvency proceedings under self-administration for most of its operating entities. The Company’s accounts receivable, loans receivable and development advance notes with this franchisee is secured by a collateral package that includes certain share pledges, bank account pledges, trademark/IP pledges, second liens on select real estate and personal guarantees from the franchisee’s principal. The Company has also learned that the franchisee’s insolvencies will, directly or indirectly, impact certain entities serving as guarantors to the Company or whose shares have been pledged to the Company, as well as the net worth of the franchisee’s principal, who has guaranteed certain debt. As a result, the Company evaluated the recoverability of the carrying value of its assets associated with this franchisee, including the Vienna House trademark and related franchise agreement intangible assets, loans receivable, development advance notes and accounts receivables and recorded impairment and other charges of $160 million.
The following is the breakout of the impairment and other charges recorded in 2025 related to this large franchisee:

Asset	Book Value	Charge/Impairment	Adjusted Fair Value/Net Carrying Value	Consolidated Statements of Income Line
Trademark intangible asset	$33	$(26)	$7	Impairments
Franchise agreement intangible asset	16	(12)	4	Impairments
Development advance notes	58	(48)	10	Impairments
Subtotal	107	(86)	21

Accounts receivable	23	(20)	3	Operating expenses
Loan receivable	67	(54)	13	Operating expenses
Subtotal	90	(74)	16

Total	$197	$(160)	$37
Starting in the fourth quarter of 2025, the Company ceased recognizing revenues related to this franchisee due to uncertainty of collectability. However these revenues will continue to accrue and will be recognized to revenue when there is a consistent pattern of collections from the franchisee which demonstrates collectability is probable.
Impairment
As a result of the insolvency filing of Revo, the Company recorded impairment charges totaling $86 million in 2025. Such impairment charges for the trademark, franchise agreements and development advance notes were recorded in its Hotel Franchising segment and reported within impairments on the Consolidated Statements of Income.
As a result of the Company’s evaluation of the recoverability of the carrying value of certain assets, the Company recorded an impairment charge of $12 million, primarily related to development advance notes, during the first quarter of 2024. The impairment charge was reported within impairments on the Consolidated Statements of Income.
Restructuring and other-related
Restructuring
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining its organizational structure, primarily within its marketing, reservation and loyalty functions. As a result, the Company incurred $16 million of restructuring expenses, primarily in its Hotel Franchising segment and impacting a total of 181 employees. Such expenses included $8 million related to the closure of a leased call center facility in Canada, of which $3 million were personnel-related and impacting 74 employees.

During the first quarter of 2024, the Company approved a restructuring plan focused on enhancing its organizational efficiency. As a result, the Company incurred $15 million of restructuring expenses, all of which were personnel-related and primarily in its Hotel Franchising segment. Such plan resulted in a reduction of 135 employees in 2024. The following table presents activity for both plans for the year ended December 31, 2025:

		2025 Activity
	Liability as of December 31, 2024 (a)	Costs Recognized	Cash Payments	Liability as of December 31, 2025 (b)
2024 Plan
Personnel-related	$5	$—	$(5)	$—
2025 Plan
Personnel-related	—	11	(7)	4
Facility-related	—	5	(1)	4
Total 2025 Plan	—	16	(8)	8
Total accrued restructuring	$5	$16	$(13)	$8
_____________________
(a)Reported within accrued expenses and other current liabilities on the Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $5 million and other non-current liabilities of $3 million as of December 31, 2025 on the Consolidated Balance Sheets.
The following table presents activity for the year ended December 31, 2024:

		2024 Activity
	Liability as of December 31, 2023	Costs Recognized	Cash Payments	Other (a)	Liability as of December 31, 2024 (a)
2024 Plan
Personnel-related	$—	$15	$(8)	$(2)	$5
Total accrued restructuring	$—	$15	$(8)	$(2)	$5
_____________________
(a)Represents non-cash payments in Company stock.

Other-related
During 2025, the Company incurred $2 million in other-related costs associated with post-employment transition advisory services.
Transaction-Related
The Company recognized transaction-related expenses of $2 million during 2025, primarily related to stock-based compensation costs associated with the failed hostile takeover defense. The Company recognized transaction-related expenses of $47 million during 2024, primarily related to costs associated with the failed hostile takeover defense and costs related to the repricing of the Company’s term loan B. Such amounts primarily consisted of legal and advisory costs. The Company recognized transaction-related expenses of $11 million during 2023 related to corporate transactions, including costs associated with the failed hostile takeover defense and the refinancing of the Company’s term loan B. During 2024, the Company made $51 million of transaction-related payments. Such amounts primarily consisted of legal and advisory costs.
Separation-Related
Separation-related costs associated with the Company’s spin-off from former Parent were $1 million of expense during 2025. Separation-related costs associated with the Company’s spin-off from former Parent were $11 million of income during 2024, which were primarily due to the reversal of a reserve related to the expiration of a tax matter. The Company recognized expenses of $1 million during 2023, which primarily consisted of legal and tax-related costs.

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
In connection with the Company’s license, development and non-competition agreement, the Company recorded license fees from former Parent in the amounts of $101 million, $94 million and $90 million during 2025, 2024 and 2023, respectively. Further, the Company recorded revenues of $17 million, $19 million and $15 million during 2025, 2024 and 2023, respectively, for activities associated with the Wyndham Rewards program. The Company also recorded license fees from a former affiliate of $8 million, $6 million and $7 million during 2025, 2024 and 2023, respectively. Such fees are recorded within license and other fees on the Consolidated Statements of Income.
Transfer of Former Parent Liabilities and Issuances of Guarantees to Former Parent and Affiliates
Upon the distribution of the Company’s common stock to former Parent stockholders, the Company entered into certain guarantee commitments with its former Parent. These guarantee arrangements relate to certain former Parent contingent tax and other corporate liabilities. The Company assumed and is responsible for one-third of such contingent liabilities while its former Parent is responsible for the remaining two-thirds. The amount of liabilities assumed by the Company in connection with the spin-off was $1 million and $8 million as of December 31, 2025 and 2024, respectively, which were included within accrued expenses and other current liabilities on its Consolidated Balance Sheets. In addition, the Company had immaterial receivables due from former Parent as of December 31, 2025 and 2024 which were included within current assets on its Consolidated Balance Sheets.

18. LEASES
The Company leases property and equipment primarily under operating leases. For leases with terms greater than one year, the Company records the related asset and obligation at the present value of lease payments over the term. The Company does not separate lease and non-lease components of equipment leases.
In the fourth quarter of 2024, the Company purchased the property for its corporate headquarters which was previously accounted for as a finance lease. See Note 6 - Property and Equipment, net for more details.

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets.

	Classification on the Balance Sheets	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Other non-current assets	$6	$10
Total lease assets		$6	$10

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$3	$3
Non-current
Operating lease liabilities	Other non-current liabilities (a)	3	6
Total lease liabilities		$6	$9
_____________________
(a)As of December 31, 2025, $3 million of operating lease liabilities relating to a vacated leased facility was recorded to a restructuring liability reported within other non-current liabilities on the Consolidated Balance Sheets.
The table below presents the remaining lease term and discount rates for finance and operating leases.

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	2.6 years	3.3 years
Weighted-average discount rate
Operating leases	5.4%	5.4%
Finance leases	—%	4.5%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the Company’s Consolidated Balance Sheet as of December 31, 2025.

2026	$4
2027	4
2028	1
2029	1
2030	—
Thereafter	—
Total minimum lease payments	10
Less: amount of lease payments representing interest	1
Present value of future minimum lease payments	9
Less: current obligations under leases	3
Long-term lease obligations (a)	$6
_____________________
(a)As of December 31, 2025, $3 million of operating lease liabilities relating to a vacated leased facility was recorded to a restructuring liability reported within other non-current liabilities on the Consolidated Balance Sheets.

Other Information
The Company recorded the following related to leases on the Consolidated Financial Statements:

Consolidated Statements of Cash Flows:	Year Ended December 31,
	2025	2024		2023
Operating activities
Cash payments related to operating and finance leases	$5	$6		$6
Financing activities
Cash payments related to finance leases	—	39	(a)	5
_____________________
(a)2024 finance lease payments include $33 million relating to the purchase of the Company's corporate headquarters.

Consolidated Statements of Income:	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$4	$5	$5
Finance lease expense
Amortization of right-of-use assets	—	4	4
Interest expense	—	1	2

19. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2022	$(3)	$41	$38
Period change	12	(31)	(19)
Balance as of December 31, 2023	$9	$10	$19
Period change	(6)	4	(2)
Balance as of December 31, 2024	$3	$14	$17
Period change	7	(21)	(14)
Balance as of December 31, 2025	$10	$(7)	$3

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Transition Services Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc., and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 4, 2018)

10.2
Tax Matters Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 4, 2018)

10.3
Employee Matters Agreement, dated as of May 31, 2018, between Wyndham Hotels & Resorts, Inc. and Wyndham Destinations, Inc. (now known as Travel + Leisure Co.) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 4, 2018)

10.4
License, Development and Noncompetition Agreement, dated as of May 31, 2018, among Wyndham Hotels & Resorts, Inc. Wyndham Destinations, Inc. (now known as Travel + Leisure Co.), Wyndham Hotels and Resorts, LLC, Wyndham Hotel Group Europe Limited, Wyndham Hotel Hong Kong Co. Limited, and Wyndham Hotel Asia Pacific Co. Limited (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 4, 2018)

10.5
Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., Bank of America, N.A., as Administrative and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2018)

10.6
First Amendment, dated as of April 30, 2020, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 4, 2020)

G-1

10.7
Second Amendment, dated as of August 10, 2020 to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 11, 2020)

10.8
Third Amendment, dated as of April 8, 2022, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 8, 2022)

10.9
Fourth Amendment, dated as of May 25. 2023, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A. as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 25, 2023)

10.10
Fifth Amendment, dated as of May 24, 2024, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 28, 2024)

10.11
Sixth Amendment, dated as of October 16, 2025, to the Credit Agreement, dated as of May 30, 2018, among Wyndham Hotels & Resorts, Inc., the several lenders and letter of credit issuers from time to time party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October, 20, 2025)

10.12†	Wyndham Hotels & Resorts, Inc. Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed June 4, 2018)
10.13†	Amended and Restated Wyndham Hotels & Resorts, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed February 13, 2025)
10.14†	Wyndham Hotels & Resorts, Inc. Savings Restoration Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed June 4, 2018)
10.15†	Amended and Restated Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K filed February 13, 2025)
10.16†	Form of Award Agreement for Restricted Stock Units (U.S. Employees) (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.17†	Form of Award Agreement for Performance-Vested Restricted Stock Units (U.S. Employees) (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.18†	Form of Award Agreement for Non-Qualified Stock Options (U.S. Employees) (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.19†	Form of Award Agreement for Restricted Stock Units for Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 filed April 19, 2018)
10.20†	Form of Award Agreement for Performance Restricted Stock Units (U.S. Employees) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 27, 2023)
10.21†	Form of Award Agreement for Restricted Stock Units (Non-U.S. Employees) (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K filed February 13, 2025)
10.22†	Form of Award Agreement for Performance Restricted Stock Units (Non-U.S. Employees) (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K filed February 13, 2025)
10.23†	Letter Agreement, dated as of June 1, 2018, between Wyndham Hotels & Resorts, Inc. and Stephen P. Holmes (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 4, 2018)
10.24†
Amended & Restated Employment Agreement, dated as of November 14, 2023, between Wyndham Hotels & Resorts, Inc. and Geoffrey A. Ballotti (incorporated by reference to Exhibit Number (e)(14) to the Registrant’s Schedule 14D-9 filed December 18, 2023)

10.25†
Amended and Restated Employment Agreement, dated as of November 7, 2022, between Wyndham Hotels & Resorts, Inc. and Michele Allen (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed February 16, 2023)

10.26†*	Separation, Release and Advisory Services Agreement, dated as of November 4, 2025, between Wyndham Hotels & Resorts, Inc. and Michele Allen
10.27†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Paul F. Cash (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 27, 2023)

10.28†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Scott Strickland (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed April 27, 2023)

G-2

10.29†
Amended & Restated Employment Letter, dated as of February 13, 2023, between Wyndham Hotels & Resorts, Inc. and Monica Melancon (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed February 15, 2024)

10.30†*	Employment Letter, dated as of November 4, 2025, between Wyndham Hotels & Resorts, Inc. and Kurt Albert
19	Wyndham Hotels & Resorts, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant's Form 10-K filed February 13, 2025)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed February 15, 2024)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
† Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished with this report.
G-3