Form 10-Q
period 2026-03-31
WYNDHAM HOTELS & RESORTS, INC.
filed 2026-04-30
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
74,860,482 shares of common stock outstanding as of April 15, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of March 31, 2026, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2026 and 2025 and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 19, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2026

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenues
Royalties and franchise fees	$114	$126
Marketing, reservation and loyalty	122	116
Management and other fees	4	2
License and other fees	30	27
Other	57	45
Net revenues	327	316
Expenses
Marketing, reservation and loyalty	131	138
Operating	25	19
General and administrative	34	30
Depreciation and amortization	16	15
Restructuring and other-related	5	—
Transaction-related	3	1
Separation-related	(1)	1
Total expenses	213	204
Operating income	114	112
Interest expense, net	34	33
Income before income taxes	80	79
Provision for income taxes	19	18
Net income	$61	$61

Earnings per share
Basic	$0.80	$0.78
Diluted	0.80	0.78

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$61	$61
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(3)	2
Unrealized gains/(losses) on cash flow hedges	8	(15)
Other comprehensive income/(loss), net of tax	5	(13)
Comprehensive income	$66	$48
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$79	$64
Trade receivables, net	300	291
Prepaid expenses	49	33
Other current assets	47	47
Total current assets	475	435
Property and equipment, net	138	104
Goodwill	1,525	1,525
Trademarks, net	1,208	1,208
Franchise agreements and other intangibles, net	275	282
Other non-current assets	627	628
Total assets	$4,248	$4,182
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$23	$45
Accounts payable	40	38
Deferred revenues	110	134
Accrued expenses and other current liabilities	310	290
Total current liabilities	483	507
Long-term debt	2,627	2,515
Deferred income taxes	269	271
Deferred revenues	232	220
Other non-current liabilities	190	201
Total liabilities	3,801	3,714
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 76.1 and 75.7 shares issued as of March 31, 2026 and December 31, 2025	1	1
Treasury stock, at cost – 0.9 and 0.3 shares as of March 31, 2026 and December 31, 2025	(72)	(21)
Additional paid-in capital	12	14
Retained earnings	498	471
Accumulated other comprehensive income	8	3
Total stockholders’ equity	447	468
Total liabilities and stockholders’ equity	$4,248	$4,182

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$61	$61
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	16	15
Development advance notes amortization	8	7
Provision for doubtful accounts	2	2
Deferred income taxes	(5)	(1)
Stock-based compensation	10	10
Net change in assets and liabilities:
Trade receivables	(11)	(8)
Prepaid expenses	(16)	(11)
Other current assets	6	1
Accounts payable, accrued expenses and other current liabilities	14	(18)
Deferred revenues	(14)	53
Payments of development advance notes, net	(29)	(28)
Other, net	—	(24)
Net cash provided by operating activities	42	59
Investing activities
Property and equipment additions	(7)	(7)
Loan advances, net	—	(52)
Net cash used in investing activities	(7)	(59)
Financing activities
Proceeds from borrowings	702	140
Principal payments on long-term debt	(617)	(76)
Debt issuance costs	(8)	—
Dividends to stockholders	(34)	(33)
Repurchases of common stock	(51)	(74)
Exercise of stock options	5	—
Net share settlement of incentive equity awards	(17)	(22)
Net cash used in financing activities	(20)	(65)
Net increase/(decrease) in cash, cash equivalents and restricted cash	15	(65)
Cash, cash equivalents and restricted cash, beginning of period	64	113
Cash, cash equivalents and restricted cash, end of period	$79	$48
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2025	75	$1	$(21)	$14	$471	$3	$468
Net income	—	—	—	—	61	—	61
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(33)	—	(33)
Repurchase of common stock	(1)	—	(51)	—	—	—	(51)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Exercise of stock options	—	—	—	5	—	—	5
Other	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2026	75	$1	$(72)	$12	$498	$8	$447

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	78	$1	$(1,669)	$1,647	$654	$17	$650
Net income	—	—	—	—	61	—	61
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(76)	—	—	—	(76)
Net share settlement of incentive equity awards	—	—	—	(22)	—	—	(22)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	—	1	—	—	1
Balance as of March 31, 2025	78	$1	$(1,745)	$1,636	$683	$4	$579

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
In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. In management’s opinion, the Condensed Consolidated Financial Statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2025 Consolidated Financial Statements included in its most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC.
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

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Deferred initial franchise fee revenues	$154	$151
Deferred loyalty program revenues	85	91
Deferred co-branded credit card program revenues	85	98
Deferred other revenues	18	14
Total	$342	$354
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

	4/1/2026 - 3/31/2027	4/1/2027 - 3/31/2028	4/1/2028 - 3/31/2029	Thereafter	Total
Initial franchise fee revenues	$17	$8	$8	$121	$154
Loyalty program revenues	53	23	8	1	85
Co-branded credit card program revenues	26	11	11	37	85
Other revenues	14	1	—	3	18
Total	$110	$43	$27	$162	$342
Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended March 31,
	2026	2025
Royalties and franchise fees	$114	$126
Marketing and reservation fees	98	98
Loyalty revenue	24	18
Management fees	3	2
Owned hotel revenues	1	—
License and other fees	30	27
Partnership fees (a)	33	23
Other revenue	24	22
Net revenues	$327	$316
______________________
(a)    Partnership fees are related to third-party partnership agreements, including the Company's co-branded credit card program. Such fees were previously reported within other revenue as it relates to this table.

Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of March 31, 2026 and December 31, 2025, capitalized contract costs were $87 million and $84 million, respectively, of which $5 million for both periods was included in other current assets and $82 million and $79 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income	$61	$61

Basic weighted average shares outstanding	75.4	77.9
Stock options and restricted stock units (“RSUs”) (a)	0.4	0.8
Diluted weighted average shares outstanding	75.8	78.7

Earnings per share:
Basic	$0.80	$0.78
Diluted	0.80	0.78

Dividends:
Cash dividends declared per share	$0.43	$0.41
Aggregate dividends paid to stockholders	$34	$33
______________________
(a)    Diluted shares outstanding exclude shares related to stock options and PSUs which were immaterial for both the three months ended March 31, 2026 and 2025. Diluted shares outstanding exclude shares related to RSUs of 0.3 million and 0.1 million for the three months ended March 31, 2026 and 2025, respectively as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program since inception in 2018 (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2025	27.9	$1,935	$69.37
For the three months ended March 31, 2026	0.7	51	77.72
As of March 31, 2026	28.6	$1,986	$69.56

The Company had $223 million of remaining availability under its program as of March 31, 2026.

5. NON-CASH HOTEL ACQUISITIONS
In January of 2026, a large European franchisee, Revo Hospitality Group (“Revo”), commenced insolvency proceedings under self-administration for most of its operating entities. The Company’s accounts receivable, loans receivable and development advance notes with this franchisee are secured by a collateral package that includes certain share pledges, bank account pledges, trademark/IP pledges, second liens on select real estate and personal guarantees from the franchisee’s principal. In the first quarter of 2026, the Company enforced its collateral package on the outstanding obligations owed to the Company by Revo, and as a result, the Company exercised its rights to foreclose on and take ownership of two hotel properties in Europe. The estimated aggregate fair value of the net assets of these hotel operating entities is $23 million which primarily consists of $36 million of buildings, partially offset by $15 million of assumed mortgages on such hotel properties. In connection with the non-cash acquisition, the Company reduced the carrying amount of the related loans receivable by $13 million and development advance notes by $10 million from Revo. The judgments and assumptions used in determining the aggregate fair value of the net assets are classified as level three in the fair value hierarchy. The results of operations of these hotels have been included in the Condensed Consolidated Statements of Income since the date the Company took ownership.

6. RECEIVABLES
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the three months ended:

	2026	2025
Balance as of January 1,	$92	$61
Provision for doubtful accounts	2	2
Bad debt write-offs	(1)	(1)
Balance as of March 31,	$93	$62
As of March 31, 2026, the Company had accounts receivable with a net book value of $3 million due from Revo.
Loans Receivable
The Company’s Condensed Consolidated Balance Sheets include the following with respect to loans receivable, including accrued interest:

Condensed Consolidated Balance Sheets:	March 31, 2026			December 31, 2025
	Gross	Allowance	Net	Gross	Allowance	Net
Other current assets	$6	$(4)	$2	$4	$(3)	$1

Other non-current assets	68	(51)	17	84	(52)	32

Total loans receivable, net (a) (b)	$74	$(55)	$19	$88	$(55)	$33
______________________
(a)    Gross loans receivable were reduced by $13 million due to the non-cash hotel acquisitions. Accordingly, the Company has no remaining net book value relating to loans receivable from Revo as of March 31, 2026. See Note 5 - Non-Cash Hotel Acquisitions for more details.
(b)    Loans receivable had a weighted average interest rate of 9.3% and 7.8% and a weighted average remaining contractual term of 2.2 years and 2.1 years as of March 31, 2026 and December 31, 2025, respectively.

The following table sets forth the activity in the Company’s allowance for loan losses on loans receivable for the three months ended:

	2026	2025
Balance as of January 1,	$55	$1
Provision for loan losses	—	—
Write-offs	—	—
Balance as of March 31,	$55	$1

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	March 31, 2026	December 31, 2025
Land	7	7
Buildings (a)	62	26
Building improvements	2	2
Leasehold improvements	2	2
Capitalized software	170	166
Furniture, fixtures and equipment	9	9
Construction in progress	19	15
	271	227
Less: Accumulated depreciation	133	123
	$138	$104
_____________________
(a)    Buildings increased due to the non-cash hotel acquisitions. See Note 5 - Non-Cash Hotel Acquisitions for more details.

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $4 million and $5 million for the three months ended March 31, 2026 and 2025, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	March 31, 2026	December 31, 2025
Other non-current assets (a)	$355	$343

Condensed Consolidated Statements of Income:	Three Months Ended March 31,
	2026	2025
Forgiveness of notes (b)	$8	$7
______________________
(a)    Development advance notes were reduced by $10 million due to the non-cash hotel acquisitions. Accordingly, the Company has no remaining net book value relating to development advance notes from Revo as of March 31, 2026. See Note 5 - Non-Cash Hotel Acquisitions for more details.
(b)    Amounts are primarily recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Three Months Ended March 31,
	2026	2025
Payments of development advance notes	$(32)	$(29)
Proceeds from repayment of development advance notes	3	1
Payments of development advance notes, net	$(29)	$(28)
The Company made a non-cash reclassification of $1 million during the three months ended March 31, 2025 from loans receivable to development advance notes, both of which were reported within other non-current assets.

9. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2022. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2018.
The Company made cash income tax payments, net of refunds, of $4 million and $17 million for the three months ended March 31, 2026 and 2025, respectively.
The Company’s effective tax rates were 23.8% and 22.8% during the three months ended March 31, 2026 and 2025, respectively. During 2026, the effective tax rate was higher primarily due to a lower tax benefit associated with stock-based compensation.

10. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	March 31, 2026		December 31, 2025
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$1.0 billion revolving credit facility (due October 2030)	$—	5.20%	$224	6.03%
$1.5 billion term loan B (due May 2030)	1,498	5.37%	1,502	5.42%
$650 million 5.625% senior unsecured notes (due March 2033)	640	5.63%	—
$500 million 4.375% senior unsecured notes (due August 2028)	497	4.38%	497	4.38%
$400 million term loan A (due April 2027)	—	5.54%	337	6.10%
Other debt	15	2.23%	—
Total long-term debt	2,650	5.21%	2,560	5.36%
Less: Current portion of long-term debt	23		45
Long-term debt	$2,627		$2,515
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $19 million and $10 million as of March 31, 2026 and December 31, 2025, respectively. The carrying amount of the term loan B is net of unamortized discounts of $4 million as of both March 31, 2026 and December 31, 2025.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of March 31, 2026 matures as follows:

Long-Term Debt
Within 1 year	$23
Between 1 and 2 years	19
Between 2 and 3 years	515
Between 3 and 4 years	16
Between 4 and 5 years	1,437
Thereafter	640
Total	$2,650
As of March 31, 2026, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$1,000
Less: Borrowings	—
Available capacity	$1,000
Revolving Credit Facility
The Company had no outstanding borrowings on its revolving credit facility as of March 31, 2026 and $224 million outstanding as of December 31, 2025. Such borrowings on its revolving credit facility are included within long-term debt on the Condensed Consolidated Balance Sheets.
5.625% Senior Unsecured Notes
In February 2026, the Company issued $650 million aggregate principal amount of senior unsecured notes, which mature in 2033 and bear interest at a rate of 5.625% per year, for net proceeds of $642 million. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2026. The notes are redeemable in whole or in part at various times and premiums per their indenture, with the first call date of March 1, 2029 at a price of 102.813%. The Company used the net cash proceeds from the notes primarily to pay off then-outstanding borrowings under its revolving credit facility and term loan A.
Other Debt
During the first quarter, the Company assumed $15 million of mortgages that are secured by the two hotel properties that the Company acquired through the enforcement of its collateral on trade receivables, loans receivable and development advance notes owed to the Company by Revo. The mortgages have varying maturity dates ranging from 2026 to 2031 with a weighted average remaining term of 1.6 years. See Note 5 - Non-Cash Hotel Acquisitions for more details.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million as of both March 31, 2026 and December 31, 2025.
Cash Flow Hedge
As of March 31, 2026, the Company has pay-fixed/receive-variable interest rate swaps in place to hedge interest rate exposure on $1.4 billion on its variable-rate debt, effectively covering over 95% of its outstanding term loan B. These swaps carry weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on the effective dates of each agreement, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For both the three months ended March 31, 2026 and 2025, the weighted average fixed rate (plus applicable spreads) on the swaps was 3.58%. The aggregate fair value of these interest rate swaps was a net asset of $1 million and net liability of $10 million as of March 31, 2026 and December 31, 2025, respectively, which were included within other non-current assets and other non-current liabilities on the Consolidated Balance Sheets, respectively. The swaps resulted in $3 million of income recognized in interest expense, net on the Condensed Consolidated Statements of Income during the three months ended March 31, 2025. Such income was immaterial during the three months ended March 31, 2026.
There was no hedging ineffectiveness recognized in the three months ended March 31, 2026 or 2025. The Company expects to reclassify gains of $1 million from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $34 million and $33 million for the three months ended March 31, 2026 and 2025, respectively. Cash paid related to such interest was $37 million and $39 million for the three months ended March 31, 2026 and 2025, respectively.

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
The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade and notes receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of loans receivable, primarily included in other non-current assets in the Condensed Consolidated Balance Sheets, approximate fair value due to the interest rates on such notes are comparable to market rates and/or their relatively short-term maturity. The weighted average remaining contractual term on the notes was 2.2 years as of March 31, 2026. The carrying amounts and estimated fair values of all other financial instruments are as follows:

	March 31, 2026
	Carrying Amount	Estimated Fair Value
Debt	$2,650	$2,663

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized $2 million of gains and $5 million of losses from freestanding foreign currency exchange contracts during the three months ended March 31, 2026 and 2025, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial foreign currency exchange gains and losses related to highly inflationary countries during the three months ended March 31, 2026 and 2025, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice or preparing for potential trial. As of March 31, 2026, the Company is aware of approximately 70 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of any probable loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $2 million as of both March 31, 2026 and December 31, 2025. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2026, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

13. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Amended and Restated Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), a maximum of 10.0 million shares of common stock may be awarded. As of March 31, 2026, 3.9 million shares remained available.
During 2026, the Company granted incentive equity awards totaling $29 million to key employees and senior officers in the form of RSUs. The RSUs generally vest ratably over a period of four years based on continuous service. Additionally, the Company also approved incentive equity awards to key employees and senior officers in the form of PSUs with a maximum grant value of $19 million. The PSUs generally cliff vest on the third anniversary of the grant date based on continuous service with the number of shares earned (0% to 200% of the target award) dependent upon the extent to which the Company achieves certain performance metrics.
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the three months ended March 31, 2026 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2025	0.8		$87.29	0.5		$86.17
Granted (a)	0.4		76.24	0.2	(b)	76.24
Vested	(0.3)		84.90	(0.1)		77.30
Canceled	—		—	—		—
Balance as of March 31, 2026	0.9	(c)	$83.13	0.6	(d)	$84.53
______________________
(a)Represents awards granted by the Company primarily in March 2026.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of March 31, 2026 have an aggregate unrecognized compensation expense of $67 million, which is expected to be recognized over a weighted average period of 3.0 years.
(d)PSUs outstanding as of March 31, 2026 have an aggregate maximum potential unrecognized compensation expense of $38 million, which may be recognized over a weighted average period of 2.3 years based on attainment of targets.

There were no stock options granted in 2026 or 2025. The activity related to stock options for the three months ended March 31, 2026 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	0.4	$55.07
Granted	—	—
Exercised	(0.1)	53.31
Canceled	—	—
Outstanding as of March 31, 2026	0.3	$55.59	2.4	$8
Unvested as of March 31, 2026	—	$—	—	$—
Exercisable as of March 31, 2026	0.3	$55.59	2.4	$8
Stock-Based Compensation Expense
Stock-based compensation expense was $10 million for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, $1 million of stock-based compensation expense was recorded within transaction-related costs on the Condensed Consolidated Statements of Income.

14. SEGMENT INFORMATION
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
Provided below is the Company’s segment profitability measure and significant segment expenses.

	Three Months Ended March 31,
	2026	2025
Net revenues	$327	$316

Less expenses (a)
Compensation	(64)	(67)
Selling and advertising	(15)	(20)
Outsourced services and information technology (b)	(32)	(32)
Professional fees	(22)	(22)
Other segment items (c)	(51)	(41)
Corporate expenses (d)	(82)	(73)
Consolidated net income	$61	$61
_____________________
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the Company’s CODM.
(b)    Information technology costs primarily include maintenance costs and software as a service cost.
(c)    Other segment items include depreciation and amortization, stock-based compensation, restructuring and other-related costs, travel and entertainment, insurance and other operating expenses.
(d)    Corporate expenses include interest expense, net, transaction and separation-related expenses, provision for income taxes, compensation costs, and other overhead costs.

15. OTHER EXPENSES AND CHARGES
Transaction-Related
The Company recognized transaction-related expenses of $3 million and $1 million during the three months ended March 31, 2026 and 2025, respectively. The 2026 amount primarily relates to costs associated with the issuance of the 5.625% senior unsecured notes. The 2025 amount primarily related to stock-based compensation costs associated with the failed hostile takeover defense.
Separation-Related
Separation-related costs associated with the Company’s spin-off from former parent were $1 million of income and $1 million of expense during the three months ended March 31, 2026 and 2025, respectively.
Restructuring and Other-Related
During the first quarter of 2026, the Company approved a restructuring plan that will commence in the second quarter of 2026 and will focus on transitioning certain functions to a shared service center. During the first quarter of 2026, the Company incurred $2 million in professional fees related to restructuring activities under the 2026 plan. Such costs were included in the restructuring liability as of March 31, 2026.
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining its organizational structure, primarily within its marketing, reservation and loyalty functions. As a result, the Company incurred $3 million of restructuring expenses during the three months ended March 31, 2026, primarily in its Hotel Franchising segment and impacting a total of 202 employees.
The following table presents activity for the three months ended March 31, 2026:

		2026 Activity
	Liability as of December 31, 2025 (a)	Costs Recognized	Cash Payments	Liability as of March 31, 2026 (b)
2026 Plan
Other-related	$—	$2	$—	$2
2025 Plan
Personnel-related	4	3	(3)	4
Facility-related	4	—	—	4
Total 2025 Plan	8	3	(3)	8
Total accrued restructuring	$8	$5	$(3)	$10
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $7 million and other non-current liabilities of $3 million as of March 31, 2026 on the Condensed Consolidated Balance Sheets.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2025	$10	$(7)	$3
Period change	(3)	8	5
Balance as of March 31, 2026	$7	$1	$8

Net of Tax
Balance as of December 31, 2024	$3	$14	$17
Period change	2	(15)	(13)
Balance as of March 31, 2025	$5	$(1)	$4

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

RESULTS OF OPERATIONS
Discussed below are our key operating statistics, consolidated results of operations and the results of operations for our reportable segment. The reportable segment presented below represents our operating segment for which discrete financial information is available and used on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segment, we also consider the nature of services provided by our operating segment. Management evaluates the operating results of our reportable segment based upon net revenues and adjusted EBITDA. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are defined as net income/(loss) excluding net interest expense, depreciation and amortization, early extinguishment of debt charges, impairment and other-related charges (including charges related to Revo Hospitality Group (“Revo”)), restructuring and other-related charges, contract termination costs, separation-related items, transaction-related items (acquisition-, disposition-, or debt-related), (gain)/loss on asset sales, foreign currency impacts of highly inflationary countries, stock-based compensation expense, income taxes and development advance notes amortization. Adjusted EBITDA is reported on a consolidated basis, while Hotel Franchising adjusted EBITDA and Corporate adjusted EBITDA are reported at a segment level. We believe that Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are useful measures of performance and, when considered with U.S. Generally Accepted Accounting Principles (“GAAP”) measures, gives a more complete understanding of our operating performance. We use these measures internally to assess operating performance, both absolutely and in comparison to other companies, and to make day to day operating decisions, including in the evaluation of selected compensation decisions. Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as an alternative to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. Our presentation of Hotel Franchising adjusted EBITDA, Corporate adjusted EBITDA and adjusted EBITDA may not be comparable to similarly-titled measures used by other companies.
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

The table below presents our operating statistics for the three months ended March 31, 2026 and 2025. “Rooms” represent the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, excluding all rooms associated with the Company's Super 8 master licensee in China, (ii) Company-owned, and (iii) properties under affiliation agreements for which the Company receives a fee for reservation and/or other services provided. “RevPAR” represents revenue per available franchised or managed/owned room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised rooms and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of March 31,
	2026	2025 (a)	% Change
Rooms
United States	500,700	502,600	—%
International	368,600	337,300	9%
Total rooms	869,300	839,900	4%

	Three Months Ended March 31,
	2026	2025 (a)	Change (c)
RevPAR
United States	$42.25	$42.37	—%
International (b)	33.69	32.81	3%
Global RevPAR (b)	38.53	38.44	—%
Average Royalty Rate
United States	4.8%	4.8%	(1 bp)
International	2.4%	2.6%	(20 bps)
Global average royalty rate	3.9%	4.0%	(14 bps)
______________________
(a)Amounts have been recasted to exclude the impact from all rooms associated with our Super 8 master licensee in China to conform with current year presentation. See below for prior year reported amounts:

Three Months Ended March 31, 2025
Rooms
International	404,600
Total rooms	907,200

RevPAR
International	$28.73
Global RevPAR	36.13
Average Royalty Rate
International	2.6%
Global average royalty rate	4.0%

(b)Excluding currency effects, international and global RevPAR decreased 1%.
(c)Amounts may not recalculate due to rounding.
Rooms grew 4% compared to the prior year, including flat growth in the U.S., which includes the expected impact from the loss of legacy affiliated rooms, 12% direct-franchised growth in our Asia Pacific region and 9% growth in our higher RevPAR EMEA and Latin America regions.
Excluding currency effects, global RevPAR for the three months ended March 31, 2026 decreased by 1% compared to the prior year period, reflecting flat performance in the U.S. and 1% decline internationally. In the U.S., the year-over-year comparison was impacted by approximately 40 basis points of unfavorable hurricane impacts related to first quarter 2025; excluding which, RevPAR increased approximately 10 basis points reflecting stabilized occupancy and ADR levels. Continued strength across the Midwest and growth in Texas were partially offset by performance in Florida and California, which both improved sequentially yet declined year-over-year. Internationally, constant currency growth of 8% in Canada reflected significant pricing power and continued demand growth, while growth of 5% in Southeast Asia and the Pacific Rim and 1% in EMEA, each primarily reflected improved demand. The growth in those regions was more than offset by softness in China where RevPAR improved over 500 basis points sequentially, yet declined 5% year-over-year, and Latin America, which declined 4% year-over-year primarily due to lower U.S. cross-border demand in Mexico.

THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025

	Three Months Ended March 31,
	2026	2025	Change	% Change
Net revenues	327	316	11	3%
Expenses
Marketing, reservation and loyalty expense	131	138	(7)	(5%)
Other expenses	82	66	16	24%
Total expenses	213	204	9	4%
Operating income	114	112	2	2%
Interest expense, net	34	33	1	3%
Income before income taxes	80	79	1	1%
Provision for income taxes	19	18	1	6%
Net income	$61	$61	$—	—%
Net revenues for the three months ended March 31, 2026 increased $11 million, or 3%, compared to the prior-year period, primarily driven by:
•$15 million of higher ancillary revenues primarily driven by our co-branded credit card program;
•$6 million of higher marketing, reservation and loyalty revenues primarily due to higher loyalty revenue; and
•$2 million of higher management and other fees which includes revenue from two owned hotels acquired in connection with Revo; partially offset by
•$12 million of lower royalty and franchise fees primarily due to lower franchise fees and the deferral of fees from Revo.
Total expenses for the three months ended March 31, 2026 increased $9 million, or 4%, compared to the prior-year period, primarily driven by:
•$10 million of higher operating and general and administrative expenses primarily due to the absence of one-time cost reductions and professional fees relating to Revo collateral recovery; and
•$5 million of higher restructuring and other-related costs; partially offset by
•$7 million of lower marketing, reservation and loyalty expenses primarily due to timing of marketing spend.
During first quarter 2026, marketing, reservation and loyalty expenses of $131 million exceeded marketing, reservation and loyalty revenues of $122 million by $9 million; while in the first quarter 2025, marketing, reservation and loyalty expenses of $138 million exceeded marketing, reservation and loyalty revenues of $116 million by $22 million.
Interest expense, net for the three months ended March 31, 2026 increased $1 million, or 3%, compared to the prior-year period, primarily due to a higher average debt balance.
Our effective tax rates were 23.8% and 22.8% during the three months ended March 31, 2026 and 2025, respectively. During 2026, the effective tax rate was higher primarily due to a lower tax benefit associated with stock-based compensation.
As a result of these items, net income for the three months ended March 31, 2026 was flat compared to the prior-year period.

A reconciliation of net income to adjusted EBITDA is represented below:

	Three Months Ended March 31,
	2026			2025
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$143	$(82)	$61	$134	$(73)	$61
Provision for income taxes	—	19	19	—	18	18
Depreciation and amortization	14	2	16	14	1	15
Interest expense, net	—	34	34	—	33	33
Stock-based compensation expense	6	3	9	6	3	9
Development advance notes amortization	8	—	8	7	—	7
Restructuring and other-related costs	1	4	5	—	—	—
Transaction-related	—	3	3	—	1	1
Revo-related charges	2	—	2	—	—	—
Separation-related	—	(1)	(1)	—	1	1
Adjusted EBITDA	$174	$(18)	$156	$161	$(16)	$145
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Net Revenues			Adjusted EBITDA
	2026	2025	% Change	2026	2025	% Change
Hotel Franchising	$327	$316	3%	$174	$161	8%
Corporate	—	—	n/a	(18)	(16)	(13%)
Total Company	$327	$316	3%	$156	$145	8%

Hotel Franchising
Hotel franchising net revenues increased $11 million, or 3%, compared to the prior-year period, as discussed above.
Hotel franchising adjusted EBITDA increased $13 million, or 8%, compared to the prior-year period, primarily driven by:
•$12 million of higher revenues, excluding development advance note amortization, as discussed above; and
•$7 million of lower marketing, reservation and loyalty expenses primarily due to timing of marketing spend; partially offset by
•$5 million of higher operating and general and administrative expenses primarily due to the absence of one-time cost reductions.
Corporate
Corporate adjusted EBITDA was unfavorable by $2 million compared to the prior-year period.

DEVELOPMENT
On March 31, 2026, our global development pipeline consisted of over 2,200 hotels and over 259,000 rooms, representing another record-high level and a 3% year-over-year increase, including 3% growth in the U.S. and 2% internationally. Approximately 70% of our pipeline is in the midscale and above segments and 17% is in the extended stay segment. Approximately 43% of our pipeline is in the U.S. Additionally, approximately 77% of our pipeline is new construction, of which 35% have broken ground. Rooms under construction grew 3% year-over-year.

RESTRUCTURING AND OTHER-RELATED
During the first quarter of 2026, we approved a restructuring plan that will commence in the second quarter of 2026 and will focus on transitioning certain functions to a shared service center. We anticipate that this restructuring should result in approximately $8 - $10 million of costs during 2026 and approximately $5 million of annualized savings. During the first quarter 2026, we incurred $2 million in professional fees associated with other-related restructuring activities under the 2026 plan. Such costs were included in the restructuring liability as of March 31, 2026.
During the second quarter of 2025, we approved a restructuring plan focused on streamlining our organizational structure, primarily within our marketing, reservation and loyalty functions. As a result, we incurred $3 million of restructuring expenses during the three months ended March 31, 2026, primarily in our Hotel Franchising segment and impacting a total of 202 employees. We expect that annualized savings realized will be approximately $15 million primarily in marketing, reservation and loyalty expenses which will be reinvested for other revenue-generating activities.
The following table presents activity for the three months ended March 31, 2026:

		2026 Activity
	Liability as of December 31, 2025 (a)	Costs Recognized	Cash Payments	Liability as of March 31, 2026 (b)
2026 Plan
Other-related	$—	$2	$—	$2
2025 Plan
Personnel-related	4	3	(3)	4
Facility-related	4	—	—	4
Total 2025 Plan	8	3	(3)	8
Total accrued restructuring	$8	$5	$(3)	$10
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Reported within accrued expenses and other current liabilities of $7 million and other non-current liabilities of $3 million as of March 31, 2026 on the Condensed Consolidated Balance Sheets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2026	December 31, 2025	Change
Total assets	$4,248	$4,182	$66
Total liabilities	3,801	3,714	87
Total stockholders’ equity	447	468	(21)
Total assets increased $66 million from December 31, 2025 to March 31, 2026 primarily related to an increase in prepaid expenses, the non-cash hotel acquisitions of Revo hotels and an increase in development advance notes in support of our growth strategy. Total liabilities increased $87 million from December 31, 2025 to March 31, 2026 primarily related to a $90 million increase in our outstanding debt. Total equity decreased $21 million from December 31, 2025 to March 31, 2026 primarily due to $51 million of stock repurchases and $33 million of dividends declared, partially offset by our net income.
As of December 31, 2025, we had outstanding development advance notes, loans and accounts receivables with a net book value of $26 million related to Revo. In the first quarter of 2026, we enforced our collateral package on the outstanding obligations owed to us by Revo, and as a result, we exercised our rights to foreclose on and take ownership of two hotel properties in Europe with an estimated aggregate net asset fair value of $23 million. As of March 31, 2026, we have accounts receivables with a remaining net book value of $3 million related to Revo and we also have no remaining net book value on our development advance notes or loans as of March 31, 2026. Such insolvency proceeding may not be resolved for several years and thus we are subject to uncertainty with respect to any potential recovery we may receive, as well as the ongoing viability of our franchise agreements and related loss of rooms and any future revenues.

Liquidity and Capital Resources
Historically, our business generates sufficient cash flow to not only support current operations, future growth initiatives and dividend payments to stockholders, while also enabling us to create additional value for our stockholders in the form of share repurchases.
In February 2026, we issued $650 million aggregate principal amount of senior unsecured notes, which mature in 2033 and bear interest at a rate of 5.625% per year, for net proceeds of $642 million. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2026. The notes are redeemable in whole or in part at various times and premiums per their indenture, with the first call date of March 1, 2029 at a price of 102.813%. We used the net cash proceeds from the notes primarily to pay off then-outstanding borrowings under our revolving credit facility and term loan A.
As of March 31, 2026, our liquidity approximated $1.1 billion. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of March 31, 2026, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of March 31, 2026, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, $650 million senior unsecured notes due in March 2033, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2030 with a maximum aggregate principal amount of $1.0 billion, of which none was outstanding.
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
As of March 31, 2026, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing over 95% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million of swaps that expire in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of March 31, 2026, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Cash provided by/(used in)
Operating activities	$42	$59	$(17)
Investing activities	(7)	(59)	52
Financing activities	(20)	(65)	45
Net change in cash, cash equivalents and restricted cash	$15	$(65)	$80

Net cash provided by operating activities decreased $17 million compared to the prior-year period primarily due to the timing of deferred revenues associated with the co-branded credit card program, partially offset by improvement in working capital.
Net cash used in investing activities decreased $52 million compared to the prior-year period primarily due to the absence of cash used for loans in connection with development activities.
Net cash used in financing activities decreased $45 million compared to the prior-year period primarily due to an increase in net debt borrowings and $23 million of lower stock repurchases.
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
During the three months ended March 31, 2026, we invested $7 million on capital expenditures primarily related to information technology, including digital innovation. For 2026, we anticipate total capital expenditures of approximately $40-45 million.
In addition, we deployed $29 million during the three months ended March 31, 2026 in development advance notes (net of repayments) and expect to invest approximately $110 million for 2026. These investments play a crucial role in attracting higher fee-per-available-room (“FeePAR”) hotels into our system, strengthening our portfolio with more premium properties. We may also offer other forms of financial support, such as enhanced credit support, to drive our business growth and increase our competitive position.
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
Under our current stock repurchase program, we repurchased approximately 0.7 million shares at an average price of $77.72 for a cost of $51 million during the three months ended March 31, 2026. As of March 31, 2026, we had $223 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.43 per share in the first quarter of 2026 ($33 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of March 31, 2026, our first-lien leverage ratio was 2.0 times.
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
As of March 31, 2026, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of March 31, 2026, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $7 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

CRITICAL ACCOUNTING POLICIES
In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. These Condensed Consolidated Financial Statements should be read in conjunction with our 2025 Consolidated Financial Statements included in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and any subsequent reports filed with the SEC, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $84 million as of March 31, 2026. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in an immaterial increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $1 million increase or decrease in our annual interest expense.
The fair values of cash and cash equivalents, trade and notes receivables, accounts payable and accrued expenses and other current liabilities approximate their carrying values due to the short-term nature of these assets and liabilities. The carrying amounts of loans receivable, primarily included in other non-current assets in the Condensed Consolidated Balance Sheets, approximate fair value as the interest rates on such notes are comparable to market rates.
We have foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. We anticipate that such foreign currency exchange rate risk will remain a market risk exposure for the foreseeable future.
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of March 31, 2026. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of March 31, 2026, the absolute notional amount of our outstanding foreign exchange hedging instruments was $175 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of March 31, 2026, we had total net exposure in Argentina relating to foreign currency of approximately $8 million. We incurred immaterial foreign currency exchange gains and losses associated with highly inflationary economies during the three months ended March 31, 2026 and 2025, respectively.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of

March 31, 2026, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 1A. Risk Factors.
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”), filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023 and $400 million in 2024. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
January	128,777	$77.64	128,777	$263,709,726
February	58,905	76.39	58,905	259,210,074
March	468,460	77.40	468,460	222,951,443
Total	656,142	$77.36	656,142	$222,951,443

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On March 11, 2026, Geoffrey A. Ballotti, the Company’s President and Chief Executive Officer, adopted a Rule 10b5‑1 trading plan (the “Trading Plan”). The Trading Plan is intended to satisfy the affirmative defense of Rule 10b5‑1(c) under the Exchange Act. The Trading Plan provides for the potential exercise of up to 81,716 vested stock options commencing on June 15, 2026. Mr. Ballotti will continue to hold all shares of common stock which remain from the option exercise following the associated sale of shares of common stock solely to cover option costs, tax obligations, commissions and fees. The Trading Plan terminates on the earlier of February 23, 2027 or the date that all options are exercised.
Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: April 30, 2026	By:	/s/ Amit R. Sripathi
Amit R. Sripathi
Chief Financial Officer

Date: April 30, 2026	By:	/s/ Nicola Rossi
Nicola Rossi
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1
Seventh Supplemental Indenture, dated February 27, 2026, by and among Wyndham Hotels & Resorts, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed February 27, 2026)

4.2	Form of 5.625% Notes due 2033 (included in Exhibit 4.1)
10.1†*	Separation, Release and Advisory Services Agreement, dated March 6, 2026, between Wyndham Hotels & Resorts, Inc. and Kurt Albert
10.2†*	Employment Letter, dated February 27, 2026, between Wyndham Hotels & Resorts, Inc. and Amit Sripathi
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
† Indicates management contract or compensatory plan.
* Filed herewith.
** Furnished with this report.