Form 10-Q
period 2026-09-30
WYNDHAM HOTELS & RESORTS, INC.
filed 2026-10-22
CIK 1722684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
72,900,802 shares of common stock outstanding as of October 15, 2026.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Wyndham Hotels & Resorts, Inc.
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated balance sheet of Wyndham Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of September 30, 2026, the related condensed consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.
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

Basis for Review Results

The interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
New York, New York
October 22, 2026

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues
Royalties and franchise fees	$156	$147	$409	$420
Marketing, reservation and loyalty	158	149	426	431
Management and other fees	8	2	16	7
License and other fees	36	35	97	95
Other	52	49	164	142
Net revenues	410	382	1,112	1,095
Expenses
Marketing, reservation and loyalty	157	131	419	432
Operating	29	29	79	73
General and administrative	36	26	95	87
Depreciation and amortization	14	15	45	46
Restructuring and other-related	2	2	12	16
Transaction-related	—	1	3	2
Separation-related	—	—	(1)	1
Total expenses	238	204	652	657
Operating income	172	178	460	438
Interest expense, net	37	36	108	103
Income before income taxes	135	142	352	335
Provision for income taxes	36	37	90	82
Net income	$99	$105	$262	$253

Earnings per share
Basic	$1.34	$1.37	$3.50	$3.28
Diluted	1.33	1.36	3.49	3.26

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$99	$105	$262	$253
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(1)	(2)	(5)	6
Unrealized gains/(losses) on cash flow hedges	10	1	25	(22)
Other comprehensive income/(loss), net of tax	9	(1)	20	(16)
Comprehensive income	$108	$104	$282	$237
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$71	$64
Trade receivables, net	336	291
Prepaid expenses	43	33
Other current assets	54	47
Total current assets	504	435
Property and equipment, net	150	104
Goodwill	1,525	1,525
Trademarks, net	1,208	1,208
Franchise agreements and other intangibles, net	263	282
Other non-current assets	710	628
Total assets	$4,360	$4,182
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$23	$45
Accounts payable	67	38
Deferred revenues	135	134
Accrued expenses and other current liabilities	273	290
Total current liabilities	498	507
Long-term debt	2,704	2,515
Deferred income taxes	270	271
Deferred revenues	219	220
Other non-current liabilities	194	201
Total liabilities	3,885	3,714
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 6.0 shares, none issued and outstanding	—	—
Common stock, $0.01 par value, 76.2 and 75.7 shares issued as of September 30, 2026 and December 31, 2025	1	1
Treasury stock, at cost – 2.8 and 0.3 shares as of September 30, 2026 and December 31, 2025	(217)	(21)
Additional paid-in capital	33	14
Retained earnings	635	471
Accumulated other comprehensive income	23	3
Total stockholders’ equity	475	468
Total liabilities and stockholders’ equity	$4,360	$4,182

See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$262	$253
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	45	46
Development advance notes amortization	26	23
Provision for doubtful accounts	10	9
Deferred income taxes	(9)	(5)
Stock-based compensation	28	29
Net change in assets and liabilities:
Trade receivables	(56)	(60)
Prepaid expenses	(10)	17
Other current assets	10	(14)
Accounts payable, accrued expenses and other current liabilities	(17)	8
Deferred revenues	(12)	27
Payments of development advance notes, net	(75)	(73)
Other, net	24	(45)
Net cash provided by operating activities	226	215
Investing activities
Property and equipment additions	(32)	(30)
Loan advances, net	(14)	(56)
Net cash used in investing activities	(46)	(86)
Financing activities
Proceeds from borrowings	822	350
Principal payments on long-term debt	(662)	(189)
Debt issuance costs	(10)	—
Dividends to stockholders	(98)	(96)
Repurchases of common stock	(196)	(223)
Exercise of stock options	8	9
Net share settlement of incentive equity awards	(18)	(22)
Other, net	1	(1)
Net cash used in financing activities	(153)	(172)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net increase/(decrease) in cash, cash equivalents and restricted cash	26	(43)
Cash, cash equivalents and restricted cash, beginning of period	64	113
Cash, cash equivalents and restricted cash, end of period	$90	$70
See Notes to Condensed Consolidated Financial Statements.

WYNDHAM HOTELS & RESORTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2025	75	$1	$(21)	$14	$471	$3	$468
Net income	—	—	—	—	61	—	61
Other comprehensive income	—	—	—	—	—	5	5
Dividends	—	—	—	—	(33)	—	(33)
Repurchase of common stock	(1)	—	(51)	—	—	—	(51)
Net share settlement of incentive equity awards	—	—	—	(17)	—	—	(17)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Exercise of stock options	—	—	—	5	—	—	5
Other	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2026	75	1	(72)	12	498	8	447
Net income	—	—	—	—	102	—	102
Other comprehensive income	—	—	—	—	—	6	6
Dividends	—	—	—	—	(33)	—	(33)
Repurchase of common stock	—	—	(54)	—	—	—	(54)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	2	—	—	2
Other	—	—	—	—	1	—	1
Balance as of June 30, 2026	75	1	(126)	23	568	14	480
Net income	—	—	—	—	99	—	99
Other comprehensive income	—	—	—	—	—	9	9
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(91)	—	—	—	(91)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	1	—	—	1
Other	(1)	—	—	—	—	—	—
Balance as of September 30, 2026	73	$1	$(217)	$33	$635	$23	$475

	Common Shares Outstanding	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	78	$1	$(1,669)	$1,647	$654	$17	$650
Net income	—	—	—	—	61	—	61
Other comprehensive loss	—	—	—	—	—	(13)	(13)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(76)	—	—	—	(76)
Net share settlement of incentive equity awards	—	—	—	(22)	—	—	(22)
Change in deferred compensation	—	—	—	10	—	—	10
Issuance of shares for restricted stock units vesting	1	—	—	—	—	—	—
Other	—	—	—	1	—	—	1
Balance as of March 31, 2025	78	1	(1,745)	1,636	683	4	579
Net income	—	—	—	—	87	—	87
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(77)	—	—	—	(77)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	5	—	—	5
Other	—	—	—	1	—	—	1
Balance as of June 30, 2025	77	1	(1,822)	1,651	738	2	570
Net income	—	—	—	—	105	—	105
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Dividends	—	—	—	—	(32)	—	(32)
Repurchase of common stock	(1)	—	(70)	—	—	—	(70)
Net share settlement of incentive equity awards	—	—	—	(1)	—	—	(1)
Change in deferred compensation	—	—	—	9	—	—	9
Exercise of stock options	—	—	—	3	—	—	3
Balance as of September 30, 2025	76	$1	$(1,892)	$1,662	$811	$1	$583

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

3. REVENUE RECOGNITION
Deferred Revenues
Deferred revenues, or contract liabilities, generally represent payments or consideration received in advance for goods or services that the Company has not yet provided to the customer. Deferred revenues as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Deferred initial franchise fee revenues	$152	$151
Deferred loyalty program revenues	120	91
Deferred co-branded credit card program revenues	64	98
Deferred other revenues	18	14
Total	$354	$354
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

	10/1/2026 - 9/30/2027	10/1/2027 - 9/30/2028	10/1/2028 - 9/30/2029	Thereafter	Total
Initial franchise fee revenues	$17	$15	$9	$111	$152
Loyalty program revenues	75	32	11	2	120
Co-branded credit card program revenues	30	11	11	12	64
Other revenues	13	1	1	3	18
Total	$135	$59	$32	$128	$354

Disaggregation of Net Revenues

The table below presents a disaggregation of the Company’s net revenues from contracts with customers by major services and products:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Royalties and franchise fees	$156	$147	$409	$420
Marketing and reservation fees	135	128	355	365
Loyalty revenue	23	21	71	66
Management fees	2	2	6	7
Owned hotel revenues	6	—	10	—
License and other fees	36	35	97	95
Partnership fees (a)	27	24	88	71
Other revenue	25	25	76	71
Net revenues	$410	$382	$1,112	$1,095
______________________
(a)    Partnership fees are related to third-party partnership agreements, including the Company's co-branded credit card program. Such fees were previously reported within other revenue as it relates to this table.
Capitalized Contract Costs
The Company incurs certain direct and incremental sales commissions costs in order to obtain hotel franchise contracts. Such costs are capitalized and subsequently amortized, beginning upon hotel opening, over the first non-cancellable period of the agreement. In the event an agreement is terminated prior to the end of the first non-cancellable period, any unamortized cost is immediately expensed. In addition, the Company also capitalizes costs associated with the sale and installation of property management systems to its franchisees, which are amortized over the remaining non-cancellable period of the franchise agreement. As of September 30, 2026 and December 31, 2025, capitalized contract costs were $87 million and $84 million, respectively, of which $5 million for both periods was included in other current assets and $82 million and $79 million, respectively, were included in other non-current assets on its Condensed Consolidated Balance Sheets.

4. EARNINGS PER SHARE
The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.
The following table sets forth the computation of basic and diluted EPS (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$99	$105	$262	$253

Basic weighted average shares outstanding	74.1	76.4	74.8	77.1
Stock options and restricted stock units (“RSUs”) (a)	0.2	0.5	0.3	0.5
Diluted weighted average shares outstanding	74.3	76.9	75.1	77.6

Earnings per share:
Basic	$1.34	$1.37	$3.50	$3.28
Diluted	1.33	1.36	3.49	3.26

Dividends:
Cash dividends declared per share	$0.43	$0.41	$1.29	$1.23
Aggregate dividends paid to stockholders	$32	$31	$98	$96
______________________
(a)    Anti-dilutive shares related to stock options and PSUs were immaterial for both the three and nine months ended September 30, 2026 and 2025. Anti-dilutive shares related to RSUs were 0.5 million and 0.4 million for the three and nine months ended September 30, 2026, respectively and 0.2 million for both the three and nine months ended September 30, 2025, respectively. Such shares were excluded from shares outstanding as their effect would have been anti-dilutive under the treasury stock method.

Stock Repurchase Program
The following table summarizes stock repurchase activity under the current stock repurchase program since inception in 2018 (in millions, except per share data) which includes excise taxes and fees:

	Shares	Cost	Average Price Per Share
As of December 31, 2025	27.9	$1,935	$69.37
For the nine months ended September 30, 2026	2.5	196	76.95
As of September 30, 2026	30.4	$2,131	$70.00

The Company had $479 million of remaining availability under its program as of September 30, 2026.

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
As of September 30, 2026, the Company had restricted cash of approximately $19 million related to its Revo collateral package discussed above and is reported within other non-current assets and other non-current liabilities on the Condensed Consolidated Balance Sheet. The restricted cash arose as a result of the Company's collateral rights to the relevant bank accounts, thereby enabling the receipt of such funds. Nevertheless, certain court and insolvency administrator approvals are required to determine the amount to which the Company is entitled. The adjudication process is anticipated to span several months to years. The insolvency administrator and courts will issue determinations regarding the allocation of funds among creditors, including the amounts and timing of any such distributions. Upon agreement with these determinations by all relevant parties, the funds will be disbursed accordingly.

6. RECEIVABLES
Allowance for Doubtful Accounts
The following table sets forth the activity in the Company’s allowance for doubtful accounts on trade accounts receivable for the nine months ended:

	2026	2025
Balance as of January 1,	$92	$61
Provision for doubtful accounts	10	9
Bad debt write-offs	(9)	(1)
Other (a)	23	—
Balance as of September 30,	$116	$69
______________________
(a)    Relates to a non-cash reclass associated with development advance notes for Revo.
As of September 30, 2026, the Company had accounts receivable with a net book value of $2 million due from Revo.

Loans Receivable
The Company’s Condensed Consolidated Balance Sheets include the following with respect to loans receivable, including accrued interest:

Condensed Consolidated Balance Sheets:	September 30, 2026			December 31, 2025
	Gross	Allowance	Net	Gross	Allowance	Net
Other current assets	$6	$(2)	$4	$4	$(3)	$1
Other non-current assets	81	(51)	30	84	(52)	32
Total loans receivable, net (a) (b)	$87	$(53)	$34	$88	$(55)	$33
______________________
(a)    Gross loans receivable were reduced by $13 million due to the non-cash hotel acquisitions. Accordingly, the Company has no remaining net book value relating to loans receivable from Revo as of September 30, 2026. See Note 5 - Non-Cash Hotel Acquisitions for more details.
(b)    Loans receivable had a weighted average interest rate of 9.4% and 7.8% and a weighted average remaining contractual term of 0.9 years and 2.1 years as of September 30, 2026 and December 31, 2025, respectively.
The following table sets forth the activity in the Company’s allowance for loan losses on loans receivable for the nine months ended:

	2026	2025
Balance as of January 1,	$55	$1
Provision for loan losses	—	—
Write-offs	—	—
Other (a)	(2)	—
Balance as of September 30,	$53	$1
______________________
(a)    Relates to foreign exchange losses.

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	September 30, 2026	December 31, 2025
Land (a)	17	7
Buildings (a)	51	26
Building improvements	2	2
Leasehold improvements	2	2
Capitalized software	176	166
Furniture, fixtures and equipment	11	9
Construction in progress	33	15
	292	227
Less: Accumulated depreciation	142	123
	$150	$104
_____________________
(a)    Land and buildings increased due to the non-cash hotel acquisitions. See Note 5 - Non-Cash Hotel Acquisitions for more details.

8. FRANCHISING, MARKETING AND RESERVATION ACTIVITIES
Royalties and franchise fee revenues on the Condensed Consolidated Statements of Income include initial franchise fees of $5 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $14 million and $15 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The Company’s Condensed Consolidated Financial Statements include the following with respect to development advances:

Condensed Consolidated Balance Sheets:	September 30, 2026	December 31, 2025
Other non-current assets (a)	$383	$343

Condensed Consolidated Statements of Income:	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Forgiveness of notes (b)	$9	$8	$26	$23
Bad debt expense related to notes	—	—	—	1
______________________
(a)    Development advance notes were reduced by $10 million due to the non-cash hotel acquisitions. Accordingly, the Company has no remaining net book value relating to development advance notes from Revo as of September 30, 2026. See Note 5 - Non-Cash Hotel Acquisitions for more details.
(b)    Amounts are primarily recorded as a reduction of both royalties and franchise fees and marketing, reservation and loyalty revenues on the Condensed Consolidated Statements of Income.

Condensed Consolidated Statements of Cash Flows:	Nine Months Ended September 30,
	2026	2025
Payments of development advance notes	$(80)	$(77)
Proceeds from repayment of development advance notes	5	4
Payments of development advance notes, net	$(75)	$(73)
The Company made a non-cash reclassification of $11 million during the nine months ended September 30, 2025 from loans receivable to development advance notes, both of which were reported within other non-current assets.

9. INCOME TAXES
The Company files income tax returns in the U.S. federal and state jurisdictions, as well as in foreign jurisdictions. With certain exceptions, the Company is no longer subject to federal income tax examinations for years prior to 2022. The Company is no longer subject to state and local, or foreign, income tax examinations for years prior to 2018.
The Company made cash income tax payments, net of refunds, of $100 million and $66 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company’s effective tax rates were 26.7% and 26.1% during the three months ended September 30, 2026 and 2025, respectively. During 2026, the effective tax rate was higher primarily due to a lower tax benefit associated with restructuring costs.
The Company’s effective tax rates were 25.6% and 24.5% during the nine months ended September 30, 2026 and 2025, respectively. During 2026, the effective tax rate was higher primarily due to a lower tax benefit associated with stock-based compensation.

10. LONG-TERM DEBT AND BORROWING ARRANGEMENTS
The Company’s indebtedness consisted of:

	September 30, 2026		December 31, 2025
Long-term debt: (a)	Amount	Weighted Average Rate (b)	Amount	Weighted Average Rate (b)
$1.0 billion revolving credit facility (due October 2030)	$83	5.11%	$224	6.03%
$1.5 billion term loan B (due May 2030)	1,491	5.33%	1,502	5.42%
$650 million 5.625% senior unsecured notes (due March 2033)	641	5.63%	—
$500 million 4.375% senior unsecured notes (due August 2028)	498	4.38%	497	4.38%
$400 million term loan A (due April 2027)	—	5.21%	337	6.10%
Other debt	14	2.12%	—
Total long-term debt	2,727	5.21%	2,560	5.36%
Less: Current portion of long-term debt	23		45
Long-term debt	$2,704		$2,515
______________________
(a)    The carrying amount of the term loans and senior unsecured notes are net of deferred debt issuance costs of $17 million and $10 million as of September 30, 2026 and December 31, 2025, respectively. The carrying amount of the term loan B is net of unamortized discounts of $4 million as of both September 30, 2026 and December 31, 2025.
(b)    Weighted average interest rates are based on the stated interest rate for the year-to-date periods and include the effects of hedging.

Maturities and Capacity
The Company’s outstanding debt as of September 30, 2026 matures as follows:

Long-Term Debt
Within 1 year	$23
Between 1 and 2 years	519
Between 2 and 3 years	15
Between 3 and 4 years	1,446
Between 4 and 5 years	83
Thereafter	641
Total	$2,727
As of September 30, 2026, the available capacity under the Company’s revolving credit facility was as follows:

Revolving Credit Facility
Total capacity	$1,000
Less: Borrowings	83
Available capacity	$917
Revolving Credit Facility
The Company had $83 million and $224 million outstanding borrowings on its revolving credit facility as of September 30, 2026 and December 31, 2025, respectively. Such borrowings on its revolving credit facility are included within long-term debt on the Condensed Consolidated Balance Sheets.
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
Other Debt
During the first quarter, the Company assumed $15 million of mortgages that are secured by the two hotel properties that the Company acquired through the enforcement of its collateral on trade receivables, loans receivable and development advance notes owed to the Company by Revo. The mortgages have varying maturity dates ranging from 2026 to 2031 with a weighted average remaining term of 1.1 years. See Note 5 - Non-Cash Hotel Acquisitions for more details.
Deferred Debt Issuance Costs
The Company classifies deferred debt issuance costs related to its revolving credit facility within other non-current assets on the Condensed Consolidated Balance Sheets. Such deferred debt issuance costs were $4 million as of both September 30, 2026 and December 31, 2025.
Cash Flow Hedge
As of September 30, 2026, the Company has pay-fixed/receive-variable interest rate swaps in place to hedge interest rate exposure on $1.4 billion on its variable-rate debt, effectively covering over 95% of its outstanding term loan B. These swaps carry weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on the effective dates of each agreement, with $475 million of swaps expiring in the fourth quarter of 2027, $600 million expiring in the second quarter of 2028, and $350 million expiring in the third quarter of 2028. For both the nine months ended September 30, 2026 and 2025, the weighted average fixed rate (plus applicable spreads) on the swaps was 3.58%. The aggregate fair value of these interest rate swaps was a net asset of $23 million and net liability of $10 million as of September 30, 2026 and December 31, 2025, respectively, which were included within other non-current assets and other non-current liabilities on the Consolidated Balance Sheets, respectively. Income recognized in interest expense, net on the Condensed Consolidated Statements of Income from such swaps was immaterial and $3 million during the three months ended September 30, 2026 and 2025, respectively and $1 million and $8 million during the nine months ended September 30, 2026 and 2025, respectively.
There was no hedging ineffectiveness recognized in the nine months ended September 30, 2026 or 2025. The Company expects to reclassify gains of $12 million from accumulated other comprehensive income (“AOCI”) to interest expense during the next 12 months.
Interest Expense, Net
The Company incurred net interest expense of $37 million and $36 million for the three months ended September 30, 2026 and 2025, respectively and $108 million and $103 million during the nine months ended September 30, 2026 and 2025, respectively. Cash paid related to such interest was $74 million and $112 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and cash equivalents, trade and notes receivables, accounts payable and accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amounts of loans receivable, primarily included in other non-current assets in the Condensed Consolidated Balance Sheets, approximate fair value due as the interest rates on such notes are comparable to market rates and/or their relatively short-term maturity. The weighted average remaining contractual term on the notes was 0.9 years as of September 30, 2026. The carrying amounts and estimated fair values of all other financial instruments are as follows:

	September 30, 2026
	Carrying Amount	Estimated Fair Value
Debt	$2,727	$2,693

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
Foreign Currency Risk
The Company has foreign currency rate exposure to exchange rate fluctuations worldwide, particularly with respect to the Canadian Dollar, Chinese Yuan, Euro, Brazilian Real, British Pound and Argentine Peso. The Company uses foreign currency forward contracts at various times to manage and reduce the foreign currency exchange rate risk associated with its foreign currency denominated receivables and payables, forecasted royalties and forecasted earnings and cash flows of foreign subsidiaries and other transactions. The Company recognized gains of $1 million and $3 million from freestanding foreign currency exchange contracts during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $3 million of gains and $3 million of losses during the nine months ended September 30, 2026 and 2025, respectively. Such gains and losses are included in operating expenses in the Condensed Consolidated Statements of Income.
The Company accounts for certain countries as a highly inflationary economy, with its exposure primarily related to Argentina. The Company incurred immaterial and $1 million of foreign currency exchange losses related to highly inflationary countries during the three months ended September 30, 2026 and 2025. The Company incurred immaterial losses during both the nine months ended September 30, 2026 and 2025. Such losses are included in operating expenses in the Condensed Consolidated Statements of Income.
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

12. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved, at times, in claims, legal and regulatory proceedings and governmental inquiries arising in the ordinary course of its business, including but not limited to: breach of contract, fraud and bad faith claims with franchisees in connection with franchise agreements, as well as negligence, breach of contract, fraud, employment, consumer protection and other statutory claims asserted in connection with alleged acts or occurrences at owned, franchised or managed properties or in relation to guest reservations and bookings. The Company may also at times be involved in claims, legal and regulatory proceedings and governmental inquiries relating to bankruptcy proceedings involving efforts to collect receivables from a debtor in bankruptcy, employment matters, claims of infringement upon third parties’ intellectual property rights, claims relating to information security, privacy and consumer protection, fiduciary duty/trust claims, tax claims, environmental claims and landlord/tenant disputes. Along with many of its competitors, the Company and/or certain of its subsidiaries have been named as defendants in litigation matters filed in state and federal courts, alleging statutory and common law claims related to purported incidents of sex trafficking at certain franchised and managed hotel facilities. Many of these matters are in the pleading or discovery stages at this time. In certain matters, discovery has closed and the parties are engaged in dispositive motion practice or preparing for potential trial. As of September 30, 2026, the Company is aware of approximately 80 pending matters filed naming the Company and/or subsidiaries. Due to the cadence of litigation filings, dismissals and settlements, including litigants attempting to preserve claims by filing within applicable statutory limitations periods, the number of pending matters may fluctuate from time to time. Based upon the status of these matters, the Company has not made a determination as to the likelihood of a probable material loss of any one of these matters and is unable to estimate a range of losses at this time.
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
The Company believes that it has adequately accrued for such matters with reserves of $2 million as of both September 30, 2026 and December 31, 2025, respectively. Litigation is inherently unpredictable and, although the Company believes that its accruals are adequate and/or that it has valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to the Company with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2026, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $8 million in excess of recorded accruals. However, the Company does not believe that the impact of such litigation will result in a material liability to the Company in relation to its combined financial position or liquidity.
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

13. STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan available to grant non-qualified stock options, incentive stock options, stock-settled appreciation rights (“SSARs”), RSUs, performance-vesting restricted stock units (“PSUs”) and/or other stock-based awards to key employees and non-employee directors. Under the Amended and Restated Wyndham Hotels & Resorts, Inc. 2018 Equity and Incentive Plan (“Stock Plan”), a maximum of 10.0 million shares of common stock may be awarded. As of September 30, 2026, 4.0 million shares remained available.
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
Incentive Equity Awards Granted by the Company
The activity related to the Company’s incentive equity awards for the nine months ended September 30, 2026 consisted of the following:

	RSUs			PSUs
	Number of RSUs		Weighted Average Grant Price	Number of PSUs		Weighted Average Grant Price
Balance as of December 31, 2025	0.8		$87.29	0.5		$86.17
Granted (a)	0.4		76.36	0.2	(b)	76.24
Vested	(0.4)		84.42	(0.1)		77.30
Canceled	—		—	—		—
Balance as of September 30, 2026	0.8	(c)	$83.19	0.6	(d)	$84.48
______________________
(a)Represents awards granted by the Company primarily in March 2026.
(b)Represents awards granted by the Company at the maximum achievement level of 200% of target payout. Actual shares that may be issued can range from 0% to 200% of target.
(c)RSUs outstanding as of September 30, 2026 have an aggregate unrecognized compensation expense of $52 million, which is expected to be recognized over a weighted average period of 2.7 years.
(d)PSUs outstanding as of September 30, 2026 have an aggregate maximum potential unrecognized compensation expense of $34 million, which may be recognized over a weighted average period of 1.9 years based on attainment of targets.
There were no stock options granted in 2026 or 2025. The activity related to stock options for the nine months ended September 30, 2026 consisted of the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2025	0.4	$55.07
Granted	—	—
Exercised	(0.1)	56.52
Canceled	—	—
Outstanding as of September 30, 2026	0.3	$54.30	2.1	$5
Unvested as of September 30, 2026	—	$—	—	$—
Exercisable as of September 30, 2026	0.3	$54.30	2.1	$5
Stock-Based Compensation Expense
Stock-based compensation expense was $9 million for both the three months ended September 30, 2026 and 2025 and $28 million and $29 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, such expenses include $1 million which were recorded within restructuring and other-related costs on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2025, such expenses include $1 million and $2 million, respectively, which were recorded within transaction-related costs on the Condensed Consolidated Statements of Income.

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
Provided below is the Company’s segment profitability measure and significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$410	$382	$1,112	$1,095

Less expenses (a)
Compensation	(74)	(50)	(188)	(179)
Selling and advertising	(27)	(28)	(64)	(74)
Outsourced services and information technology (b)	(32)	(32)	(98)	(97)
Professional fees	(27)	(25)	(69)	(72)
Other segment items (c)	(51)	(49)	(156)	(168)
Corporate expenses (d)	(100)	(93)	(275)	(252)
Consolidated net income	$99	$105	$262	$253
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

15. OTHER EXPENSES AND CHARGES
Restructuring and Other-Related
During the first quarter of 2026, the Company approved a restructuring plan that commenced in the second quarter of 2026 which focuses on transitioning certain functions to a global shared service center. As a result, during the three and nine months ended September 30, 2026, the Company incurred $2 million and $8 million, respectively, of restructuring and other-related expenses relating to the 2026 plan, impacting 40 employees.
During the second quarter of 2025, the Company approved a restructuring plan focused on streamlining its organizational structure, primarily within its marketing, reservation and loyalty functions. As a result, the Company incurred $4 million of restructuring expenses during the nine months ended September 30, 2026 and $2 million and $16 million during the three and nine months ended September 30, 2025 relating to the 2025 plan. Such charges were primarily in its Hotel Franchising segment and impacting a total of 202 employees.

The following table presents activity for the nine months ended September 30, 2026:

		2026 Activity
	Liability as of December 31, 2025 (a)	Costs Recognized (b)	Cash Payments	Liability as of September 30, 2026 (c)
2026 Plan
Personnel-related	$—	$3	$(2)	$1
Other-related (d)	—	5	(4)	1
Total 2026 Plan	—	8	(6)	2
2025 Plan
Personnel-related	4	4	(6)	2
Facility-related	4	—	(1)	3
Total 2025 Plan	8	4	(7)	5
Total accrued restructuring	$8	$12	$(13)	$7
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Costs recognized for the nine months ended September 30, 2026 were $9 million relating to Corporate and $3 million relating to Hotel Franchising segment.
(c)Reported within accrued expenses and other current liabilities of $5 million and other non-current liabilities of $2 million as of September 30, 2026 on the Condensed Consolidated Balance Sheets.
(d)Other-related expenses primarily consist of professional fees related to restructuring activities under the 2026 plan.
The following table presents activity for the nine months ended September 30, 2025:

		2025 Activity
	Liability as of December 31, 2024	Costs Recognized	Cash Payments	Liability as of September 30, 2025
2024 Plan
Personnel-related	$5	$—	$(4)	$1
2025 Plan
Personnel-related	—	11	(6)	5
Facility-related	—	5	—	5
Total 2025 Plan	—	16	(6)	10
Total accrued restructuring	$5	$16	$(10)	$11
Transaction-Related
Transaction-related expenses were immaterial and $3 million during the three and nine months ended September 30, 2026, respectively and $1 million and $2 million during the three and nine months ended September 30, 2025, respectively. The 2026 amount primarily relates to costs associated with the issuance of the 5.625% senior unsecured notes. The 2025 amounts primarily relate to stock-based compensation costs associated with the failed hostile takeover defense.
Separation-Related
Separation-related costs associated with the Company’s spin-off from former parent were immaterial and $1 million of income during the three and nine months ended September 30, 2026, respectively, and immaterial and $1 million of expense during the three and nine months ended September 30, 2025, respectively.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The components of AOCI are as follows:

Net of Tax	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balance as of December 31, 2025	$10	$(7)	$3
Period change	(3)	8	5
Balance as of March 31, 2026	7	1	8
Period change	(1)	7	6
Balance as of June 30, 2026	6	8	14
Period change	(1)	10	9
Balance as of September 30, 2026	$5	$18	$23

Net of Tax
Balance as of December 31, 2024	$3	$14	$17
Period change	2	(15)	(13)
Balance as of March 31, 2025	5	(1)	4
Period change	5	(7)	(2)
Balance as of June 30, 2025	10	(8)	2
Period change	(2)	1	(1)
Balance as of September 30, 2025	$8	$(7)	$1

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
During the preparation of our year-end 2025 financial statements, we learned that Revo, a large European franchisee, had filed for insolvency proceedings under self-administration for most of its operating entities. We removed all Revo-related revenue recognition from our 2026 outlook given the uncertainty on expected outcomes and collectability. In addition, our 2026 net room growth outlook also excluded any impact associated with Revo's ongoing insolvency and, as such, our global net room growth metrics are presented excluding Revo-related rooms.

The table below presents our operating statistics for the three and nine months ended September 30, 2026 and 2025. “Rooms” represent the number of rooms at the end of the period which are (i) either under franchise and/or management agreements, excluding all rooms associated with the Company's Super 8 master licensee in China, (ii) Company-owned, and (iii) properties under affiliation agreements for which the Company receives a fee for reservation and/or other services provided. “RevPAR” represents revenue per available franchised or managed/owned room and is calculated by multiplying average occupancy rate by average daily rate. “Average royalty rate” represents the average royalty rate earned on our franchised rooms and is calculated by dividing total royalties, excluding the impact of amortization of development advance notes, by total room revenues. These operating statistics are drivers of our revenues and therefore provide an enhanced understanding of our business. Refer to the section below for a discussion as to how these operating statistics affected our business for the periods presented.

	As of September 30,
	2026	2025	% Change
Rooms
United States	500,000	503,400	(1%)
International	377,400	352,000	7%
Total rooms	877,400	855,400	3%
Total rooms, ex Revo	864,400	833,200	4%

	Three Months Ended September 30,
	2026	2025	Change (c)
RevPAR
United States	$58.35	$55.07	6%
International (a)	41.79	43.11	(3%)
Global RevPAR (a)	51.13	50.05	2%
Average Royalty Rate
United States	4.7%	4.8%	(6 bps)
International (d)	2.6%	2.6%	2 bps
Global average royalty rate (d)	4.0%	4.0%	(3 bps)

	Nine Months Ended September 30,
	2026	2025	Change (c)
RevPAR
United States	$51.73	$50.28	3%
International (b)	37.62	38.54	(2%)
Global RevPAR (b)	45.59	45.40	—%
Average Royalty Rate
United States	4.8%	4.8%	(2 bp)
International (d)	2.5%	2.6%	(13 bps)
Global average royalty rate (d)	4.0%	4.0%	(7 bps)
______________________
(a)Excluding currency effects, international RevPAR decreased 3% and global RevPAR increased 2% .
(b)Excluding currency effects, international RevPAR decreased 4% and global RevPAR was flat.
(c)Amounts may not recalculate due to rounding.
(d)Reflects the impact of our deferral of revenues from Revo, which unfavorably impacted our third quarter international and global average royalty rates by 11 bps and 1 bp, respectively, and year-to-date international and global average royalty rates by 26 bps and 7 bps, respectively.
Global rooms grew 3%, or 4% excluding Revo, compared to the prior year, reflecting a 1% decline in the U.S. and an increase of 7% internationally. The Company's U.S. system grew 2% in the higher RevPAR midscale and above segments. Excluding Revo, international rooms grew 11% year-over-year, including 12% direct-franchised growth in the Company's Asia Pacific region and 13% growth in the Company's higher RevPAR EMEA and Latin America regions.
Excluding currency effects, global RevPAR for the three months ended September 30, 2026 increased by 2% compared to the prior year period, reflecting 6% growth year-over-year and 4% sequentially in the U.S. partially offset by a 3% year-over-year decline internationally which improved 4% sequentially. In the U.S., RevPAR reflected improved occupancy and ADR levels. Performance was broad-based across nearly all regions, highlighting the sustained strength across the Midwest and continued year-over-year and sequential growth in Texas, Florida and California. International RevPAR reflected 7% growth in Canada from continued pricing and demand strength, and 5% growth in Southeast Asia and the Pacific Rim which was driven by favorable ADR trends. Latin America increased 2% year-over-year and 9% sequentially primarily driven by Mexico, reflecting favorable ADR trends and a resilient urban portfolio. EMEA increased 2% year-over-year driven by strong performance in Turkey, India and Spain and increased 8% sequentially reflecting recovery in Germany and stabilization across the Middle East. Growth in these regions was offset by China, where RevPAR declined 10% year-over-year as softer travel demand, particularly in Tier 2 cities, continued to pressure performance.
Excluding currency effects, global RevPAR for the nine months ended September 30, 2026 was flat compared to the prior year period, reflecting 3% growth in the U.S. and a 4% decline internationally. In the U.S., the RevPAR growth was driven by continued strength across the Midwest and Texas. The international RevPAR was impacted by declines in (i) China which was primarily due to deflationary pricing pressure, (ii) EMEA which was largely driven by the geopolitical conflict in the Middle East as well as softness from our Revo properties in Germany and (iii) Latin America which was primarily due to lower U.S. cross-border demand in Mexico. Such decreases were partially offset by growth in Canada and Southeast Asia and the Pacific Rim.

THREE MONTHS ENDED SEPTEMBER 30, 2026 VS. THREE MONTHS ENDED SEPTEMBER 30, 2025

	Three Months Ended September 30,
	2026	2025	Change	% Change
Net revenues	$410	$382	$28	7%
Expenses
Marketing, reservation and loyalty expense	157	131	26	20%
Other expenses	81	73	8	11%
Total expenses	238	204	34	17%
Operating income	172	178	(6)	(3%)
Interest expense, net	37	36	1	3%
Income before income taxes	135	142	(7)	(5%)
Provision for income taxes	36	37	(1)	(3%)
Net income	$99	$105	$(6)	(6%)
Net revenues for the three months ended September 30, 2026 increased $28 million, or 7%, compared to the prior-year period, primarily driven by:
•$9 million of higher royalty and franchise fees primarily due to the increases in RevPAR and system size and higher franchise fees;
•$9 million of higher marketing, reservation and loyalty revenues primarily due to higher RevPAR and increase in system size; and
•$6 million of higher management and other fees, resulting primarily from our two owned hotels; and
•$4 million of higher ancillary revenues primarily driven by our co-branded credit card program.
Total expenses for the three months ended September 30, 2026 increased $34 million, or 17%, compared to the prior-year period, primarily driven by:
•$26 million of higher marketing, reservation and loyalty expenses primarily due to timing of spending; and
•$10 million of higher general and administrative expenses primarily due to variable cost reductions made in the third quarter of 2025 which normalized in 2026 and timing of expenses.
During third quarter 2026, marketing, reservation and loyalty revenues of $158 million exceeded marketing, reservation and loyalty expenses of $157 million by $1 million; while in the third quarter 2025, marketing, reservation and loyalty revenues of $149 million exceeded marketing, reservation and loyalty expenses of $131 million by $18 million.
Interest expense, net for the three months ended September 30, 2026 increased $1 million, or 3%, compared to the prior-year period, primarily due to a higher average debt balance.
Our effective tax rates were 26.7% and 26.1% during the three months ended September 30, 2026 and 2025, respectively. During 2026, the effective tax rate was higher primarily due to a lower tax benefit associated with restructuring costs.
As a result of these items, net income for the three months ended September 30, 2026 decreased $6 million compared to the prior-year period.

A reconciliation of net income to adjusted EBITDA is represented below:

	Three Months Ended September 30,
	2026			2025
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$199	$(100)	$99	$198	$(93)	$105
Provision for income taxes	—	36	36	—	37	37
Depreciation and amortization	13	1	14	14	1	15
Interest expense, net	—	37	37	—	36	36
Stock-based compensation expense	6	3	9	5	3	8
Development advance notes amortization	9	—	9	8	—	8
Restructuring and other-related costs	1	1	2	2	—	2
Revo-related charges	1	—	1	—	—	—
Transaction-related	—	—	—	—	1	1
Foreign currency impact of highly inflationary countries	—	—	—	1	—	1
Adjusted EBITDA	$229	$(22)	$207	$228	$(15)	$213
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

	Net Revenues			Adjusted EBITDA
	2026	2025	% Change	2026	2025	% Change
Hotel Franchising	$410	$382	7%	$229	$228	—%
Corporate	—	—	n/a	(22)	(15)	(47%)
Total Company	$410	$382	7%	$207	$213	(3%)

Hotel Franchising
Hotel franchising net revenues increased $28 million, or 7%, compared to the prior-year period, as discussed above.
Hotel franchising adjusted EBITDA increased $1 million compared to the prior-year period, primarily driven by:
•$29 million of higher revenues, excluding development advance note amortization, as discussed above; partially offset by
•$26 million of higher marketing, reservation and loyalty expenses primarily due to timing of marketing spend; and
•$4 million of higher general and administrative expenses primarily due to variable cost reductions made in the third quarter of 2025 which normalized in 2026 and timing of expenses.
Corporate adjusted EBITDA was unfavorable by $7 million compared to the prior-year period primarily due to variable cost reductions made in the third quarter of 2025 which normalized in 2026 and timing of expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VS. NINE MONTHS ENDED SEPTEMBER 30, 2025

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Net revenues	$1,112	$1,095	$17	2%
Expenses
Marketing, reservation and loyalty expense	419	432	(13)	(3%)
Other expenses	233	225	8	4%
Total expenses	652	657	(5)	(1%)
Operating income	460	438	22	5%
Interest expense, net	108	103	5	5%
Income before income taxes	352	335	17	5%
Provision for income taxes	90	82	8	10%
Net income	$262	$253	$9	4%
Net revenues for the nine months ended September 30, 2026 increased $17 million, or 2%, compared to the prior year period, primarily driven by;
•$24 million of higher ancillary revenues primarily driven by our co-branded credit card program; and
•$9 million of higher management and other fees resulting primarily from our two owned hotels; partially offset by
•$11 million of lower royalty and franchise fees primarily due to the deferral of fees from Revo and lower franchise fees, partially offset by an increase in system size; and
•$5 million of lower marketing, reservation and loyalty revenues primarily due to the absence of pass-through revenues associated with our global franchisee conference in 2025, partially offset by an increase in system size.
Total expenses for the nine months ended September 30, 2026 decreased $5 million, or 1%, compared to the prior year period, primarily driven by;
•$13 million of lower marketing, reservation and loyalty expenses primarily due to the absence of pass-through expenses associated with our global franchisee conference in 2025, partially offset by timing of spend; and
•$4 million of lower restructuring and other-related costs; partially offset by
•$14 million of higher operating and general and administrative expenses primarily due to owned hotel expenses incurred in 2026, variable cost reductions made in the third quarter of 2025 which normalized in 2026, Revo-related charges and timing of expenses.
During the nine months ended September 30, 2026, marketing, reservation and loyalty revenues of $426 million exceeded marketing, reservation and loyalty expenses of $419 million by $7 million; while the nine months ended September 30, 2025, marketing, reservation and loyalty expenses of $432 million exceeded marketing, reservation and loyalty revenues of $431 million by $1 million.
Interest expense, net for the nine months ended September 30, 2026 increased $5 million, or 5%, compared to the prior year period primarily due to lower interest income and a higher average debt balance, partially offset by a lower average interest rate.
Our effective tax rates were 25.6% and 24.5% during the nine months ended September 30, 2026 and 2025, respectively. During 2026, the effective tax rate was higher primarily due to a lower tax benefit associated with stock-based compensation.
As a result of these items, net income for the nine months ended September 30, 2026 increased $9 million compared to the prior year period.

The table below is a reconciliation of net income to adjusted EBITDA.

	Nine Months Ended September 30,
	2026			2025
	Hotel Franchising	Corporate	Total Company	Hotel Franchising	Corporate	Total Company
Net income	$537	$(275)	$262	$505	$(252)	$253
Provision for income taxes	—	90	90	—	82	82
Depreciation and amortization	41	4	45	42	4	46
Interest expense, net	—	108	108	—	103	103
Stock-based compensation expense	18	9	27	17	10	27
Development advance notes amortization	25	—	25	23	—	23
Restructuring and other-related costs	3	9	12	15	1	16
Transaction-related	—	3	3	1	1	2
Revo-related	4	—	4	—	—	—
Separation-related	—	(1)	(1)	—	1	1
Adjusted EBITDA	$628	$(53)	$575	$603	$(50)	$553
Following is a discussion of the results of our Hotel Franchising segment and Corporate for the nine months ended September 30, 2026 compared to September 30, 2025:

	Net Revenues			Adjusted EBITDA
	2026	2025	% Change	2026	2025	% Change
Hotel Franchising	$1,112	$1,095	2%	$628	$603	4%
Corporate	—	—	n/a	(53)	(50)	(6%)
Total Company	$1,112	$1,095	2%	$575	$553	4%

Hotel Franchising
Hotel franchising net revenues for the nine months ended September 30, 2026 increased $17 million compared to the prior year period as discussed above.
Hotel franchising adjusted EBITDA for the nine months ended September 30, 2026 increased $25 million compared to the prior year period, primarily driven by:
•$19 million of higher revenues, excluding development advance note amortization, as discussed above; and
•$13 million of lower marketing, reservation and loyalty expenses primarily due to the absence of pass-through expenses associated with our global franchisee conference in 2025, partially offset by timing of spend; partially offset by
•$8 million of higher operating and general and administrative expenses primarily due to variable cost reductions made in the third quarter of 2025 which normalized in 2026 and timing of expenses.
Corporate
Corporate adjusted EBITDA was unfavorable by $3 million compared to the prior year period primarily due to variable cost reductions made in the third quarter of 2025 which normalized in 2026 and timing of expenses.

DEVELOPMENT
As of September 30, 2026, our global development pipeline consisted of over 2,200 hotels and approximately 264,000 rooms, representing another record-high level reflecting a 4% year-over-year increase, excluding Revo, including 2% growth in the U.S. and 5% internationally, excluding Revo. Approximately 69% of our pipeline is in the midscale and above segments and 17% is in the extended stay segment. Approximately 42% of our pipeline is in the U.S. Additionally, approximately 78% of our pipeline is new construction, of which 35% have broken ground. Rooms under construction grew 4% year-over-year. Our pipeline carries a fee-per-available-room (“FeePAR”) premium of approximately 30% to existing domestic and international systems.

RESTRUCTURING AND OTHER-RELATED
During the first quarter of 2026, we approved a restructuring plan that commenced in the second quarter of 2026 which focuses on transitioning certain functions to a global shared service center. As a result, during the three and nine months ended September 30, 2026, we incurred $2 million and $8 million, respectively, of restructuring and other-related expenses relating to the 2026 plan, impacting 40 employees. We anticipate that this restructuring should result in approximately $8 - $10 million of costs during 2026 and approximately $5 million of annualized savings.
During the second quarter of 2025, we approved a restructuring plan focused on streamlining our organizational structure, primarily within our marketing, reservation and loyalty functions. As a result, we incurred $4 million of restructuring expenses during the nine months ended September 30, 2026 and $2 million and $16 million during the three and nine months ended September 30, 2025 relating to the 2025 plan. Such charges were primarily in our Hotel Franchising segment and impacting a total of 202 employees. We expect that annualized savings realized will be approximately $15 million primarily in marketing, reservation and loyalty expenses which will be reinvested for other revenue-generating activities.
The following table presents activity for the nine months ended September 30, 2026:

		2026 Activity
	Liability as of December 31, 2025 (a)	Costs Recognized (b)	Cash Payments	Liability as of September 30, 2026 (c)
2026 Plan
Personnel-related	$—	$3	$(2)	$1
Other-related (d)	—	5	(4)	1
Total 2026 Plan	—	8	(6)	2
2025 Plan
Personnel-related	4	4	(6)	2
Facility-related	4	—	(1)	3
Total 2025 Plan	8	4	(7)	5
Total accrued restructuring	$8	$12	$(13)	$7
_____________________
(a)Reported within accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(b)Costs recognized for the nine months ended September 30, 2026 were $9 million relating to Corporate and $3 million relating to Hotel Franchising segment.
(c)Reported within accrued expenses and other current liabilities of $5 million and other non-current liabilities of $2 million as of September 30, 2026 on the Condensed Consolidated Balance Sheets.
(d)Other-related expenses primarily consist of professional fees related to restructuring activities under the 2026 plan.

The following table presents activity for the nine months ended September 30, 2025:

		2025 Activity
	Liability as of December 31, 2024	Costs Recognized	Cash Payments	Liability as of September 30, 2025
2024 Plan
Personnel-related	$5	$—	$(4)	$1
2025 Plan
Personnel-related	—	11	(6)	5
Facility-related	—	5	—	5
Total 2025 Plan	—	16	(6)	10
Total accrued restructuring	$5	$16	$(10)	$11

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2026	December 31, 2025	Change
Total assets	$4,360	$4,182	$178
Total liabilities	3,885	3,714	171
Total stockholders’ equity	475	468	7
Total assets increased $178 million from December 31, 2025 to September 30, 2026 primarily related to an increase in trade receivables, restricted cash received in 2026 related to Revo, assets of two hotels which we took ownership of associated with Revo and an increase in development advance notes in support of our growth strategy. Total liabilities increased $171 million from December 31, 2025 to September 30, 2026 primarily related to a $167 million increase in our outstanding debt including $14 million associated with the owned hotel transaction. Total equity increased $7 million from December 31, 2025 to September 30, 2026 primarily due to our net income and other comprehensive income, partially offset by $196 million of stock repurchases and $98 million of dividends declared.
As of December 31, 2025, we had outstanding development advance notes, loans and accounts receivables with a net book value of $26 million related to Revo. In the first quarter of 2026, we enforced our collateral package on the outstanding obligations owed to us by Revo, and as a result, we exercised our rights to foreclose on and take ownership of two hotel properties in Europe with an estimated aggregate net asset fair value of $23 million. As of September 30, 2026, we had accounts receivables with a remaining net book value of $2 million related to Revo and we also had no remaining net book value on our development advance notes or loans. Such insolvency proceeding may not be resolved for several years and thus we are subject to uncertainty with respect to any potential recovery we may receive, as well as the ongoing viability of our franchise agreements and related loss of rooms and any future revenues.
As of September 30, 2026, we had restricted cash of approximately $19 million related to our Revo collateral package discussed above which is reported within other non-current assets and other non-current liabilities on the Consolidated Balance Sheet. The restricted cash arose as a result of our collateral rights to the relevant bank accounts, thereby enabling the receipt of such funds. Nevertheless, certain court and insolvency administrator approvals are required to determine the amount, if any, to which we are entitled. The adjudication process is anticipated to span several months to years. The insolvency administrator and courts will issue determinations regarding the allocation of funds among creditors, including the amounts and timing of any such distributions. Upon agreement with these determinations by all relevant parties, the funds will be disbursed accordingly.
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
As of September 30, 2026, our liquidity approximated $988 million. Given the minimal capital needs and flexible cost structure of our business, we believe that our existing cash, cash equivalents, cash generated through operations and our expected access to financing facilities, together with funding through our revolving credit facility, will be sufficient to fund our operating activities, anticipated capital expenditures and growth needs.
As of September 30, 2026, we were in compliance with the financial covenants of our credit agreement and expect to remain in such compliance. As of September 30, 2026, we had a term loan B with a principal outstanding balance of $1.5 billion maturing in 2030, $650 million senior unsecured notes due in March 2033, $500 million senior unsecured notes due in August 2028 and a five-year revolving credit facility maturing in 2030 with a maximum aggregate principal amount of $1.0 billion, of which $83 million was outstanding.
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
As of September 30, 2026, we had pay-fixed/receive-variable interest rate swaps which hedge the interest rate exposure on $1.4 billion, effectively representing over 95% of the outstanding amount of our term loan B. The interest rate swaps have weighted average fixed rates (plus applicable spreads) ranging from 3.31% to 3.84% based on various effective dates for each of the swap agreements, with $475 million expiring in the fourth quarter of 2027, $600 million of swaps that expire in the second quarter of 2028 and $350 million expiring in the third quarter of 2028.
As of September 30, 2026, our credit rating was Ba1 from Moody’s Investors Service and BB+ from both Standard and Poor’s Rating Agency and Fitch Ratings. A credit rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal by the assigning rating organization. Reference in this report to any such credit rating is intended for the limited purpose of discussing or referring to aspects of our liquidity and of our costs of funds. Any reference to a credit rating is not intended to be any guarantee or assurance of, nor should there be any undue reliance upon, any credit rating or change in credit rating, nor is any such reference intended as any inference concerning future performance, future liquidity or any future credit rating. Our liquidity and access to capital may be impacted by our credit ratings, financial performance and global credit market conditions.

CASH FLOW
The following table summarizes the changes in cash, cash equivalents and restricted cash during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Cash provided by/(used in)
Operating activities	$226	$215	$11
Investing activities	(46)	(86)	40
Financing activities	(153)	(172)	19
Effects of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$26	$(43)	$69
Net cash provided by operating activities increased $11 million compared to the prior-year period primarily due to $19 million of restricted cash received in 2026 related to Revo and our net income, partially offset by the timing of working capital.
Net cash used in investing activities decreased $40 million compared to the prior-year period primarily due to lower cash used for loans in connection with development activities.

Net cash used in financing activities decreased $19 million compared to the prior-year period primarily due to $27 million of lower stock repurchases.
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
During the nine months ended September 30, 2026, we invested $32 million on capital expenditures primarily related to information technology, including digital innovation. For 2026, we anticipate total capital expenditures of approximately $40-45 million.
In addition, we deployed $75 million during the nine months ended September 30, 2026 in development advance notes (net of repayments) and expect to invest approximately $110 million for 2026. These investments play a crucial role in attracting higher FeePAR hotels into our system, strengthening our portfolio with more premium properties. We may also offer other forms of financial support, such as enhanced credit support, to drive our business growth and increase our competitive position.
We expect all our cash needs to be funded from cash on hand, cash generated through operations, and/or availability under our revolving credit facility.
Stock Repurchase Program
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023, $400 million in 2024 and $400 million in September 2026. Under the plan, we may, from time to time, purchase our common stock through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers, subject to the terms of the tax matters agreement entered into in connection with our spin-off.
Under our current stock repurchase program, we repurchased approximately 2.5 million shares at an average price of $76.95 for a cost of $196 million during the nine months ended September 30, 2026. As of September 30, 2026, we had $479 million of remaining availability under our program.
Dividend Policy
We declared cash dividends of $0.43 per share in the first, second and third quarters of 2026 ($98 million in aggregate).
The declaration and payment of future dividends to holders of our common stock is at the discretion of our Board and depends upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant.

LONG-TERM DEBT COVENANTS
Our credit facilities contain customary covenants that, among other things, impose limitations on indebtedness; liens; mergers, consolidations, liquidations and dissolutions; dispositions, restricted debt payments, restricted payments and transactions with affiliates. Events of default in these credit facilities include, among others, failure to pay interest, principal and fees when due; breach of a covenant or warranty; acceleration of or failure to pay other debt in excess of a threshold amount; unpaid judgments in excess of a threshold amount, insolvency matters; and a change of control. The credit facilities require us to comply with a financial covenant to be tested quarterly, consisting of a maximum first-lien leverage ratio of 5.0 times. The ratio is calculated by dividing consolidated first lien indebtedness (as defined in the credit agreement) net of consolidated unrestricted cash as of the measurement date by consolidated EBITDA (as defined in the credit agreement), as measured on a trailing four-fiscal-quarter basis preceding the measurement date. As of September 30, 2026, our first-lien leverage ratio was 2.0 times.

The indenture, as supplemented, under which the senior notes due 2028 and 2033 were issued, contains covenants that limit, among other things, our ability and that of certain of our subsidiaries to (i) create liens on certain assets; (ii) enter into sale and leaseback transactions; and (iii) merge, consolidate or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications.
As of September 30, 2026, we were in compliance with the financial covenants described above.

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

COMMITMENTS AND CONTINGENCIES
We are involved in claims, legal and regulatory proceedings and governmental inquiries related to our business. Litigation is inherently unpredictable and, although we believe that our accruals are adequate and/or that we have valid defenses in these matters, unfavorable results could occur. As such, an adverse outcome from such proceedings for which claims are awarded in excess of the amounts accrued, if any, could be material to us with respect to earnings and/or cash flows in any given reporting period. As of September 30, 2026, the potential exposure resulting from adverse outcomes of such legal proceedings could, in the aggregate, range up to approximately $8 million in excess of recorded accruals. However, we do not believe that the impact of such litigation should result in a material liability to us in relation to our financial position or liquidity. For a more detailed description of our commitments and contingencies see Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

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

We assess our exposures to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. Our variable-rate borrowings, which include our term loan, a portion of which has been swapped to a fixed interest rate, and any borrowings we make under our revolving credit facility, expose us to risks caused by fluctuations in the applicable interest rates. The total outstanding balance of such variable-rate borrowings, net of swaps, was $159 million as of September 30, 2026. A hypothetical 10% change in our effective weighted average interest rate on our variable-rate borrowings would result in a $1 million increase or decrease to our annual long-term debt interest expense, and a one-point change in the underlying interest rates would result in approximately a $2 million increase or decrease in our annual interest expense.
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
We use a current market pricing model to assess the changes in the value of our foreign currency derivatives used by us to hedge underlying exposure that primarily consists of our non-functional-currency current assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all our currency exposures as of September 30, 2026. The gains and losses on the hedging instruments are largely offset by the gains and losses on the underlying assets, liabilities or expected cash flows. As of September 30, 2026, the absolute notional amount of our outstanding foreign exchange hedging instruments was $143 million. We have determined through such analyses that a hypothetical 10% change in foreign currency exchange rates would have resulted in approximately a $6 million increase or decrease to the fair value of our outstanding forward foreign currency exchange contracts, which would generally be offset by an opposite effect on the underlying exposure being economically hedged.
Argentina is considered to be a highly inflationary economy. As of September 30, 2026, we had total net exposure in Argentina relating to foreign currency of approximately $10 million. We incurred immaterial losses associated with highly inflationary economies during both the nine months ended September 30, 2026 and 2025, respectively.
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
(b)Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2026, we utilized the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2018, our Board approved a share repurchase plan pursuant to which we were authorized to purchase up to $300 million of our common stock. Our Board has increased the capacity of the program by $300 million in 2019, $800 million in 2022, $400 million in 2023, $400 million in 2024 and $400 million in September 2026. The share repurchase plan has no termination date. Below is a summary of our common stock repurchases, excluding excise taxes and fees, by month for the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plan
July	256,651	$76.35	256,651	$149,397,014
August	417,088	74.48	417,088	118,332,634
September	563,568	69.64	563,568	479,082,996
Total	1,237,307	$72.67	1,237,307	$479,082,996

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 30, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The exhibit index appears on the page immediately following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDHAM HOTELS & RESORTS, INC.

Date: October 22, 2026	By:	/s/ Amit R. Sripathi
Amit R. Sripathi
Chief Financial Officer

Date: October 22, 2026	By:	/s/ Christopher M. Androski
Christopher M. Androski
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
______________________
* Filed herewith.
** Furnished with this report.